Form 10KSB
period 2000-12-31
E COMNETRIX INC
filed 2001-05-10
CIK 1085104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: December 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission file number: 0-30058

                                E*COMNETRIX INC.
              (Exact name of small business issuer in its charter)

          Canada                                      Not Applicable
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   180 Grand Avenue, Suite 450,
        Oakland, California                             94612
(Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (415) 331-5111

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:
                                  Common Shares
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Revenue for the most recent fiscal year: $5,293,937

     Aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 31, 2001: $4,380,953

     Number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2001: 13,509,441 Common Shares

     Documents Incorporated by Reference: None


                                      TABLE OF CONTENTS

PART I .............................................................................................1

  ITEM 1.   DESCRIPTION OF BUSINESS.................................................................2

  ITEM 2.   PROPERTIES.............................................................................29

  ITEM 3.   LEGAL PROCEEDINGS......................................................................30

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS.......................................................................30

PART II ...........................................................................................30

  ITEM 5.   MARKET PRICE FOR THE REGISTRANT'S COMMON
            EQUITY AND RELATED STOCKHOLDER MATTERS.................................................30

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................39

  ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................46

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURES................................................46

PART III ..........................................................................................46

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT......................................................46

  ITEM 10.  EXECUTIVE COMPENSATION.................................................................50

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT..................................................................59

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................61

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................62


PART I

Note Regarding Forward-Looking Statements


     Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's limited operating history, competition, the telecommunications regulatory environment, dependency upon facility based carriers, dependency on the integrity of call records, minimum volume commitments, dependency on effective information systems, dependency on key personnel and other risks associated with the telecommunications industry. See "Description of Business - Risk Factors." Such statements are included, among other places, in this document under the headings "Description of Business," "Description of Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Currency and Exchange Rates

     The following table sets out the exchange rates for one Canadian dollar ("C$") expressed in terms of one United States dollar ("US$") in effect at the end of the following periods, and the average exchange rates (based on the average of the exchange rates on the last day of each month in such periods) and the range of high and low exchange rates for such periods.

                                 U.S. Dollars Per Canadian Dollar
                                  Fiscal Year Ended December 31,
                                  ------------------------------
                                 2000           1999           1998            1997            1996
                                 ----           ----           ----            ----            ----
End of period                   0.6676        0.6944           0.6504         0.6999          0.7301
High for the period             0.6983        0.6944           0.7105         0.7487          0.7513
Low for the period              0.6397        0.6534           0.6341         0.6945          0.7235
Average for the period          0.6740        0.6742           0.6714         0.7197          0.7329

     Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The noon rate of exchange on May 3, 2001 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was US$0.65 (US$1.00 = Cdn. $1.53). Unless otherwise indicated, in this annual report on Form 10-KSB (the "Registration Statement" or "Form 10-KSB") all references herein are to United States dollars. In addition, the Company's consolidated financial statements are presented in U.S. dollars.

ITEM 1. DESCRIPTION OF BUSINESS.

     HISTORY OF THE COMPANY

     E*Comnetrix Inc. (the "Company" or "Registrant") markets and sells telecommunications data, Internet services, and electronic document delivery and Internet marketing solutions. The Company was incorporated under the Company Act of British Columbia, Canada, on December 23, 1991, under the name "Jackpine Mining Co. Inc." The Company's common shares listed for trading on the Vancouver Stock Exchange ("VSE") under the symbol "UVT" on December 20, 1993 and delisted from the VSE on the January 31, 2000. The Company's common shares have been quoted on the NASD Over the Counter Bulletin Board since September 7, 1999, first, under the symbol "YDSLF", and from June 20, 2000 through the present under the symbol "ECNXF."

     On June 19, 2000, the Company continued under the Canada Business Corporations Act and changed its name to E*Comnetrix Inc.

     On September 15, 2000, the Company acquired 90.28% of the common capital stock of Exstream Data, Inc. ("EDI"), a California corporation, in a share exchange transaction. As a result of the transaction, the Company issued 2,703,036 common shares and assumed 199,515 share purchase options with exercise prices ranging from $0.48 to $1.00. The remaining 9.72% of the common capital stock of EDI was retained by two dissenting shareholders. See "Material Agreements - Perell Lawsuit." The Company consolidated the accounts of EDI in its financial statements and information subsequent to September 15, 2000. On January 19, 2001, the Company purchased the 9.72% interests held by the dissenting shareholders by issuing 291,128 restricted common shares, bringing the Company's interest in EDI to 100%.

     On September 15, 2000, the Company acquired 89.5% of the common capital stock of MovingBytes.com Inc. ("MBI"), a Nevada corporation, in a cash purchase transaction for $511. The Company consolidated the accounts of MBI in its financial reports subsequent to September 15, 2000. In December 2000, the Company wound up and dissolved MBI.

     On September 19, 2000, the Company formed Moving Bytes Broadband Corporation ("MBB"), a Nevada Corporation, and Layer 427, Inc. ("L427"), a Nevada Corporation. During the year ending December 31, 2000, L427 and MBB had no revenues, profits or material losses. Layer 427 is currently inactive.

     On March 9, 2001, the Company closed a $200,000 private placement financing at $0.50 per common share with non-U.S. persons outside of the United States. In addition, the Company issued 200,000 non-transferable warrants to purchase common shares exercisable at $1.00 per share for a period of two years.

     On March 31, 2001, the Company completed the merger of USV Telemanagement Inc., a California corporation and wholly-owned subsidiary of the Company ("USVT"), and MBB. USVT was the surviving entity and is the operating company for the Company's telecommunications services. There were no material financial effects as a result of the merger.

BUSINESS OF THE COMPANY

     The Company, through its wholly-owned subsidiaries, USVT and EDI, sells telecommunication, data, integrated T-1, Internet, Digital Subscriber Line and other network services and electronic document delivery and Internet marketing solutions.

Telecommunications Services

     Overview

     The Company, through its wholly-owned subsidiary USVT sells voice, data, broadband telecommunications connectivity and other related services to commercial customers. In its December 3, 1999 release report "Statistics of Communications Common Carriers," the Industry Analysis Division of the Federal Communications Commission's Common Carrier Bureau estimated that, in the United States, there are over seven hundred (700) long distance service providers, who, along with incumbent local exchange carriers, private carriers, and resellers, generated total telecommunications revenue of approximately $246 billion dollars in the United States in 1998.

     The Company purchases underlying services on a wholesale basis, and resells it to end users at retail prices typically below those of its major competitors, which include AT&T, MCI/WorldCom, GTE California Inc., U. S. West Inc., and Sprint. The Company primarily sells its services through independent "interconnect" companies that sell, lease, install and service telephone and other telecommunications equipment to end users. The Company believes that interconnect companies are unique distribution channels. Interconnect companies are generally the primary installers of trunk lines, phone lines and telecommunications systems (phones, voice mail systems, switch boards, etc.) in office buildings and often lease telecommunications systems equipment to the Company's target market, business end-users, for terms of between three to five years. Most interconnect companies service and upgrade their leased telecommunications systems and are frequently contacted when end-users seek to increase capacity or require additional telecommunications equipment, phone lines or other services. As a result of this relationship, interconnect companies generally develop long-term relationships with their customers and are frequently in position to recommend local, long-distance and other telecommunication service providers to their customers. The Company intends to position itself as a provider of network services solutions sold through independent interconnect companies. To date, the Company has developed a network of 30+ independent interconnect distributors in California. See "Marketing and Sales Strategy - Interconnect Companies."

     The Company believes that its relationships with its interconnect company distributors has allowed the Company to position itself in the marketplace to effectively sell business telephony services (long distance, Internet access and other related telephone services) to end users. With the advent of the deregulation of the local services market, the Company believes its interconnect distributors are uniquely positioned to market the Company's telephony services because the interconnect company is generally the end user's primary point of contact for the installation of incumbent central office trunks and office phone lines. This means that new and existing telephone services customers, under the guidance of their interconnect equipment vendor, may now select the local telephony services provider of their choice, as well as their provider for long distance and other telephony services.

     In the future, the Company may offer and sell additional products and services including Internet telephony based solutions ("Internet Telephony"). Internet Telephony solutions may consist of local, long distance, data, Internet, video and other media transmitted in a packet switched format using Internet protocols.

     The Telecommunications Reseller Industry

     Prior to 1974, AT&T and the Bell System all but exclusively controlled the entire U.S. telecommunications services market. In the early 1980s, the telecommunications industry was deregulated, and in 1984, AT&T divested itself of 22 local telephone companies. The deregulation of the long distance industry was designed to open competition in the telecommunications industry. The market is now dominated by several companies rather than one, and competition is intense among the more than 900 carriers and resellers of long distance services nationwide. However, because of its power in the market, AT&T is still considered by the Federal Communications Commission ("FCC"), the Department of Justice and the U.S. judiciary as the industry's "dominant" carrier. As such, its services are offered through tariffs filed with the FCC prescribing terms and conditions that apply to all customers.

     A long distance telephone call originates with a customer within a local exchange network and travels along the local exchange network to a long distance carrier (a "Carrier"). The long distance carrier combines the call with other calls and sends them along a long distance network to a different local exchange network where the call terminates.

     The major U.S. telecommunications carriers ("Carriers") include AT&T, Sprint and MCI/WorldCom, Inc. Carriers own and manage switching systems to create their own long distance networks. Carriers have built up an excess capacity, allowing them to "rent" switch, line and network management services to telecommunications resellers.

     In the late 1980's, telecommunications resellers, like the Company, which owned neither switching equipment nor their own transmission lines, emerged to provide discounted long distance services to end-users. Telecommunications resellers purchase services from Carriers at wholesale prices and offer them to their subscribers at discount prices. Telecommunications resellers sell services under their own names and maintain provider-customer relationships with their subscribers.

     By "renting" the principal physical elements, telecommunications resellers are able to become "Virtual Carriers", differentiating them from traditional Carriers. To become a Virtual Carrier, a reseller must have a significant volume of traffic and enough working capital to sustain operational cash flow requirements.

     Business Strategy

     The Company's target market for its telephony services is the segment of end-users constituting small-to-medium sized businesses. Currently, the Company's primary customers are commercial businesses with telecommunications usage of less than five thousand dollars ($5,000) per month.

     The Company's basic marketing strategy has been, and continues to be, to build and maintain a network of independent interconnect companies through which the Company can sell and market its services to end-users. See "Marketing and Sales Strategy - Interconnect Companies." The Company currently serves customers in California and intends to expand its operations to serve customers throughout the United States.

     The Company believes that it will be successful in acquiring new customers, cross-selling enhanced products and services to its existing long distance customers and maintaining customer retention. The Company's business strategy is to :

     o be a one-stop telephony service provider offering quality long distance services at competitive prices and in the future, Internet Telephony solutions;

     o    acquire  and  retain   market   share   through  its  sales  force  of
          interconnect companies and through focused customer service;

     o build and retain market share through advanced technologies and an advanced operational support system;

     o target the market of small and medium-sized businesses, which the Company believes to be under-served, with a focus on the Western regions of the United States (specifically, California); and

     o    expand  through  strategic  growth  into  other  regions of the United
          States.

     The Company currently intends to fund operating and expansion costs from cash flow from operations, but may require additional financing as the Company expands its service areas and offers additional services and products to end users. There can be no assurance that the Company will successfully expand its operations into other markets or that revenues from its operations will be sufficient to fund such expansions. Any material changes to the current regulatory environment or to the Company's current market may have an adverse effect on the Company's business and results of operations. See "Note Regarding Forward-Looking Statements."

     Operations

     The Company's underlying services are provided by one or more independent companies, which provide switching, network and billing services to the Company. These services must be operational twenty-four (24) hours a day, seven (7) days a week and must be available to the Company on a cost-effective basis.

     The Company contracts with Carriers and other providers to provide network transmission and therefore has not needed to commit, and does not anticipate committing, capital for its own network and transmission facilities. As a result, the Company believes its ability to expand is not limited by capacity, geographic coverage or configuration of a particular Carrier's network.

     The Company has entered into carrier services contracts with Carriers such as MCI/WorldCom. See "Material Contracts." If Carriers or other providers were to lower rates made available to the Company's target market without a corresponding reduction in the Company's costs, the Company's business and results of operations could be adversely effected.

     The Company experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying Carriers from fifteen to thirty days prior to when the Company's customers pay for those services delivered by the Company. The timing gap requires substantial working capital to finance receivables, and it is anticipated that the Company may require additional working capital to fund future growth if the Company elects to aggressively expand into new geographical areas and to offer new services to end users. Currently, the Company believes it will have sufficient working capital and cash flows from operations to fund its planned operating and expansion costs. However, there can be no assurance that the Company will not encounter delays or suffer adverse consequences if additional working capital is not available or if the gap between the billing and collection cycle is increased.

     USVT Products

     The Company's products consist of traditional 1+ and 800 (toll free) telecommunications services, data services and digital subscriber line services. In the future, the Company intends to offer a variety of value-added services that may include debit cards, Frame-Relay and Asynchronous Transfer Mode data transmission (permitting interactive data transfer), international call-back, voice mail, audio and video conferencing and hospitality services, calling cards and other telecommunications services. See "Note Regarding Forward-Looking Statements."

     Both current and future products are fully developed or anticipated to be developed by third parties and re-sold by the Company. The Company contracts with other providers, primarily with MCI/WorldCom to provide network transmission and all other related products and services currently sold by the Company. The Company therefore currently has no materially significant development costs, and the Company has no plans to develop its own transmission network or products in the future. Instead, as new products and services are developed in the industry and become available to the Company to be re-sold, the Company may enter new markets and offer new products. There can be no assurance that the Company will be able to successfully offer new products or services or that the Company will be capable of obtaining the services of current providers in the future on terms acceptable to the Company.

     Competition

     The Company operates in a highly competitive industry and competes with competitors with substantially greater resources and significantly greater market share than the Company. The Company expects that competition will continue to intensify in the future due to regulatory changes and the increase in the size, resources and number of market participants. In each of its markets, the Company will face competition from larger, better capitalized competitors with greater resources.

     There are several providers of services similar to the Company's. The Company believes that the market is dominated by the three major Carriers, AT&T, MCI/WorldCom and Sprint, whose collective market share is eroding as independents expand and compete for market share.

     The Company believes that AT&T, MCI/WorldCom and Sprint and their large competitors generally battle for large shares of major market sectors (e.g. Fortune 1000 businesses, residential and large 800 user services), while other independent telecommunication service providers, including the Company, target specialized, regional, local and niche markets consisting of small to medium sized businesses.

     Competition for the Company's products and services is generally based on price, quality, reputation, name recognition, network reliability, service features, billing services, perceived quality and responsiveness to customers' needs. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of the Company's existing and potential competitors have financial, technical and other resources significantly greater than those of the Company. In addition, in December of 1997, the FCC issued rules to implement the provisions of the World Trade Organization Agreement on Basic Telecommunications, which was drafted to liberalize restrictions on foreign ownership of domestic telecommunications companies and to allow foreign telecommunications companies to enter domestic markets. The new FCC rules went into effect in February of 1998 and are expected to make it substantially easier for many non-U.S. telecommunications companies to enter the U.S. market, thus further increasing the number of competitors. The new rules will also give non-U.S. individuals and corporations greater ability to invest in U.S. telecommunications companies, thus increasing the financial and technical resources potentially available to the Company and its existing and potential competitors. See "Risk Factors -- Competition", and "Risk Factors -- Government Regulation."

     The telecommunications industry is highly competitive and affected by the introduction of new services and technologies by, and the market activities of, major industry participants. The Company competes against various national and regional carriers, including both facilities-based providers and telecommunications resellers offering essentially the same services as the Company. The Company's success will depend upon its ability to provide high-quality services at prices generally competitive with, or lower than, those charged by its competitors. In addition, the long distance industry is characterized by a high level of customer attrition or "churn." Such attrition is attributable to a variety of factors, including initiatives of competitors as they engage in advertising campaigns, marketing programs and cash payments and other incentives to entice end users to subscribe for services. End users are often not obligated to purchase any minimum usage amount and can discontinue service without penalty at any time. The Company's revenue has been, and is expected to continue to be, affected by churn.

     AT&T, MCI/WorldCom, Sprint and other Carriers have implemented new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall prices. There can also be no assurance that carriers will not make similar offerings available to the small to medium-sized businesses that the Company primarily targets and serves. While the Company believes small and medium-sized business customers are not aggressively targeted by large providers such as AT&T, MCI/WorldCom and Sprint, there can be no assurance the Company's customers and potential customers will not be targeted by these or other providers in the future. Additional pricing pressure may come from "IP transport," which is a developing use of packet-switched technology that can transmit voice communications at a cost that may be below that of traditional circuit-switched long distance service. While IP transport is not yet available in all areas, requires the dialing of additional digits and generally produces sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service and may put pricing pressure on long distance rates. Any significant reduction in long distance prices may have a material adverse effect on the Company's business and results of operations.

     Some of the Company's principal competitors are also major suppliers of services to the Company. The Company is not a facilities-based provider and relies on the services, transmission lines and switching facilities of Carriers to provide services to the Company's clients.

     There can be no assurance that such competitors will continue to offer services to the Company at competitive rates or on attractive terms, if at all, and any failure to do so could have a material adverse effect on the Company's business and results of operations.

     Marketing and Sales Strategy

     In an  effort  to  generate  a  maximum  amount  of  minutes  to cover  its transmission  and  switching  costs  at the  highest  competitive  margins,  the
Company's strategy is to focus its marketing efforts on interconnect distributors. The Company intends to differentiate itself from competitors offering similar services to distributors by allowing its distributors to have market identity with the Company. Certain interconnect distributors that market the Company's telephony services are permitted to use, display and promote the Company's trademarks, service marks and other promotional materials for marketing purposes. Such interconnect distributors use the Company's name and logo on their business cards and other promotional materials. The Company also promotes its affiliation with individual interconnect distributors in the Company's monthly statements and invoices to end-users. The Company believes that this strategic marketing affiliation is mutually beneficial to the Company and the interconnect distributor.

     Interconnect Companies

     The Company does not maintain a direct sales force, and it directs its sales effort exclusively through distributors. The Company has developed relationships with 30+ independent interconnect companies (located throughout California) who for a commission recommend and sell the Company's telephony services to their customers. Approximately ninety-five percent (95%) of the Company's revenues are derived from services provided through interconnect companies.

     The Company grants non-exclusive rights to interconnect companies and distributors to market the Company's services to end-users, and pays an ongoing commission to the interconnect company of approximately seven percent (7%), which commission figure is based on the revenues received from the referred end-user. The Company's relationship with the interconnect company is non-exclusive and the interconnect company is free to market other providers services.

     Business end users generally select independent interconnect companies to install office phone lines and systems, and often lease these systems for terms between three to five years. Most interconnect companies provide maintenance and service during the term of the lease, which may create a long term relationship with the end-user. Some interconnect companies offer bundled "system packages" to end-users that include the system lease, service and maintenance follow-up, extended warranty coverage, local and long distance service coverage and other telecommunications systems services. Interconnect companies can generate long term commitments from their customers by bundling a package of discounted services (discounts on equipment purchases, service, maintenance, consulting, etc.) to the sale of the Company's services. This sales strategy includes offering customers a "one stop shopping" and a "single point of contact" alternative that the Company believes creates brand loyalty and reduces customer attrition. The Company positions itself to facilitate the bundling of system packages by offering seamless and transparent quality long distance services to the end-user and paying the interconnect company a commission based on telecommunications services revenues received from the end-user. The bundling of system packages provides interconnect companies with a stream of revenues for the duration of the end-user's commitment, while providing stability in the Company's end-user service base.

     The interconnect companies are also the primary contract when an end-user seeks to increase capacity, upgrade or change their phone systems, to install new equipment and/or lines or service warranty claims for manufacturers. As a result, the interconnect company frequently builds long-term relationships with the end-user and may have frequent contact with the decision-maker for selecting telephony services. This means that interconnect companies are generally in the unique position to recommend telephony service providers to customers at the time of installation, service or maintenance.

     The Company believes that the matching of the interconnect customer, which has traditionally purchased its telephone equipment and service from the interconnect supplier, with telecommunications services at reduced rates is an ideal strategy. Interconnect companies generally have customer bases that rely on the interconnect companies for a variety of services including repairs and system maintenance, system additions and rearrangements and training. The Company believes that it is not uncommon for the customers of interconnect companies to rely on the various interconnect representatives with whom they interact for advice about related telephone services.

     The Company's primary sales strategy is to develop strategic relationships with interconnect companies by:

     o    offering quality, reliable transmission and customer services,

     o paying commissions for end-user referrals based on the revenues generated from such referrals,

     o    understanding   the   interconnect   market   and  the  needs  of  the
          interconnect provider,

     o    providing competitive rates for services to end-users,

     o promoting and reinforcing the interconnect-Company relationship in communications (such as billing statements and promotional materials) to end-users,

     o designing flexible and innovative service programs to permit the bundling of the Company's services into system packages;

     o maintaining existing relationships with interconnect companies through marketing communications,

     o developing new relationships with interconnect companies through networking and

     o developing incentive programs designed to encourage interconnect companies to refer the Company as the service provider to end-users.

     The Company believes that changes in the telecommunications markets, which are designed to increase competition by removing regulatory barriers to entry, may make interconnect companies even more valuable as distributors because interconnect companies generally are the primary installers of office phone lines, telecommunications systems, central office trunks, and other telecommunications equipment for businesses. Interconnect providers generally compete with other independent interconnect companies and, in some cases, subsidiaries of telecommunications equipment manufacturers to install, sell, service and maintain office phone lines and equipment.

     Although the Company has been successful in developing relationships with interconnect companies, there is generally no exclusive or long-term commitment on the part of the interconnect company to offer the Company's services as part of their systems packages or to refer end-users to the Company's services. The Company must maintain and offer a high level of transmission quality and must provide responsive customer support and service to the end-user and to telecommunications companies. There can be no assurance that interconnect companies will continue to bundle the
Company's services into their system packages or recommend the Company's services to end-users in the future. There can also be no assurance that the interconnect companies will not switch telecommunications services providers for their system packages or that the Company will successfully maintain existing relationships with the interconnect companies that market the Company's services. The Company's ability to build and maintain its interconnect company network and to sell its services to end-users is dependent on a number of factors, including changes in market condition, increased competition among interconnect companies, lower rate and higher commission structures, changes in the economy that affect the demand for phone systems, switching of service providers by interconnect companies, the demand for system packages and other factors, many of which are beyond the Company's control.

     Independent Agents

     The Company also sells service through independent agents who are not interconnect companies. Agents, as sellers of telecommunications services, neither own nor operate a business dedicated to a single customer base. Instead, they sell on behalf of telecommunications resellers and Carriers for a commission. The customer becomes that of the telecommunications reseller or Carrier and the agent has little motivation to actively manage that customer except to avoid attrition. However, many agents in effect control and manage large quantities of telecommunications revenue through personal relationships with customers. Approximately five percent (5%) of the Company's revenues are derived from sales made through independent agents.

     To the extent that the Company depends on independent marketing agents to obtain customers for its services, the Company will be subject to risks associated with agent attrition. Several other telecommunication marketing firms utilize independent marketing agents to sell telecommunications services, and may compete with the Company for marketing agents. Independent marketing agents may elect to work for competitors and solicit the Company's clients, which may adversely effecting the Company's business and results of operations.

     Pricing

     The  Company   believes   that  USVT's   prices  are  in  line  with  other
telecommunications resellers. The Company anticipates it will maintain a competitive pricing strategy and attempts to differentiate its services from those of its competitors based on quality.

Electronic Document Delivery Services

     Overview

     Since 1989, EDI has been providing fax and email electronic document or e-document' delivery services to organizations of all sizes. Beginning with fax broadcast services, EDI has broadened its product line to include enhanced fax services, e-mail broadcast, and other Internet-based services to develop a complete suite of e-document services.

     Fax services represent the majority of EDI's revenue mix and are generally based on usage. The Company purchases underlying services on a wholesale basis, and resells it to end users in the form of facsimile transmissions. In addition, certain of EDI's inbound e-document management services contain fixed monthly fees which may be in addition to usage fees. Cost of services consists primarily of the cost of long distance transmission and other telecommunications related charges, including Internet access charges, incurred in providing EDI's services.

     Although fax technology is acknowledged to be mature, according to Dataquest, a communications research firm, in 1999 more than 6.6 million fax machines were sold an increase of 16.5% over the prior year. Further, by 2004, the number of sheet fed fax machines sold is expected to rise to 8.4 million. Dataquest also forecasts that during that same time frame the average cost of a fax machine will fall by more than 33%. EDI plans to target its fax customers for conversion to email related services which will forestall the loss of fax customers over the long run.

     Business Strategy

     EDI provides highly scalable, ultra high volume facsimile and e-mail broadcast services. EDI's services have been continually refined to accommodate changes in technology as well as the evolution of client requirements. As a result, the Company has adapted both hardware and software infrastructure to address the needs of its target markets. EDI currently provides services to approximately 450 businesses world-wide and has the engine, technology and expertise to provide highly customized solutions for a wide variety of high volume messaging needs. In the future, EDI is anticipated to provide a set of scalable, fully automated and seamlessly integrated, e-mail messaging solutions on an application service provider basis for use by global online direct marketers or 'e-marketers.'

     EDI's current business strategy is to expand from being primarily a provider of fax broadcast, enhanced fax, and e-mail broadcast services in North America to becoming a provider of direct e-mail marketing and ancillary services. EDI also continues to integrate multiple transmission approaches like fax, Internet and e-mail in unique ways to meet its customers' needs. EDI has an eight-year operating history and intends to capitalize on EDI's existing customer base and development capabilities in order to acquire new customers, cross-sell new and enhanced products and services to its existing customers.

     This strategy consists of three primary elements: (i) identifying new applications for EDI's existing fax and e-mail services; and (ii) adding new and enhanced e-mail and Internet-based services to EDI's product mix; and (iii) cross selling new services to EDI and USVT's existing customer bases. The Company recognizes that the facsimile messaging format has and will likely continue to lose market share to e-mail messaging. The Company believes that its strategy to develop e-mail messaging services will provide it a stable and growing client and revenue base.

     Specifically with respect to developing e-mail related services, EDI has established a triple service layer approach which capitalizes on its core technology landscape:

     o The first client service layer on the core technology landscape is the ongoing development of high level applications which may serve succeeding service layers;

     o The second client service layer is the customization of EDI's i-messaging engines Opt-In Select (a customizable permission based opt-in engine) and Exstreamcast (a customizable ultra high volume e-mail broadcast engine).

     o The third client service layer, and EDI's primary business initiative, is a global, business mass market i-messaging service branded as `gooeymailtm'.

     EDI may choose to develop these services, applications and additional features in-house, or may procure them from third-party sources. This may involve licensing software or reselling services provided by third-parties on a fee basis.

     The Company currently intends to fund operating and expansion costs from cash flow from operations, but may require additional financing as the Company expands its service areas and offers additional services and products to end users. There can be no assurance that the Company will successfully expand its operations into other markets or that revenues from its operations will be sufficient to fund such expansions. Any material changes to the current regulatory environment or to the Company's current market may have an adverse effect on the Company's business and results of operations. See "Note Regarding Forward-Looking Statements."

     Operations

     EDI's network services are provided by one or more independent companies, which provide switching and network services to EDI. These services must be operational twenty-four (24) hours a day, seven (7) days a week and must be available to EDI on a cost-effective basis.

     EDI has built a proprietary, high-throughput, multi-threaded delivery engine for fax delivery coupled with an equally high-throughput engine for e-mail delivery, giving clients confidence that their messages will be delivered in a timely manner. EDI continues to develop its proprietary systems to ensure leading-edge technology and reliability.

     EDI maintains and operates a proprietary 24 x 7 network operations center located in Oakland, California. The operations center is tied directly into long-distance carriers to ensure the best and fastest connections, and is connected directly to the Internet through high-speed connections. The operations center also has complete power-backup and fail-safe systems.

     In order to provide EDI's services, the Company has entered into carrier services contracts with Qwest Communications, Inc., Level 3 Communications, Inc., ICG Communications, Inc., and Capsule Communications. See "Material Agreements". In the future, EDI expects its total telecommunications costs per minute of fax traffic to decrease resulting from revised or new carrier contracts.

     As of March 31, 2001, EDI had approximately 300 telecommunication lines dedicated to fax transmission in addition to complete Internet access and compatibility to allow for the ability to receive and deliver messages in whatever format is optimal to ensure timely delivery. EDI intends to continue to add dedicated lines as its volume of fax transmissions makes the installation of such lines cost effective to support the growth of EDI's business.

     EDI Products

     EDI is a provider of fax broadcast services business and also provides e-mail, enhanced fax, and Internet services. Fax services represent the majority of EDI's customer and revenue mix. EDI serves customers who require high-quality, cost- effective, rapid, and confirmed communications. EDI has developed applications that enable customers to deliver common or customized documents to an unlimited number of recipients around the world via fax or electronic mail using its document distribution network.

     Fax Broadcast and Enhanced Fax Services: Fax Broadcast, Fax Overflow, Fax to e-Mail Gateway, and Fax on Demand

     Fax Broadcast. Fax broadcast services enable rapid distribution of documents to multiple recipients by sending a single transmission through EDI's system to a list of fax addresses. Fax broadcast provides significant cost and time savings as compared to internally printing and mailing documents or managing the fax process. EDI's FaxBurst software enables clients to launch broadcasts directly from their PC's. EDI's overlay messaging service typically involves the processing of a large volume of individual communications (i.e., a single document to a single recipient or from a single sender), each of which is in the same format but contains different information. Examples of the types of communications delivered via overlay messaging services include the delivery of confirmations of reservations by hotels and airlines and the delivery of invoices, purchase orders and shipping documents by manufacturing and shipping companies.

     Fax Overflow Service. Incoming faxes are received at EDI and stored with EDI's system. Faxes can then be downloaded anytime, 24 hours a day, via fax or FTP.

     Fax to E-mail Gateway. Enables clients to receive and store incoming faxes as e-mail attachments.

     Fax on Demand. Enables clients to distribute selected, pre-stored documents by fax to those requesting them. Requests are fulfilled instantly, regardless of length or type of content. End users request documents automatically via fax by dialing an assigned access number and following the custom voice prompts.

     Internet Services: e-Mail Broadcast, e-Mail Hosting, Web Hosting

     e-Mail Broadcast. EDI has the ability to reliably deliver high-volumes of e-mail messages to targeted audiences. Messages can be in text format or may be richly formatted messages with graphics, attached files, and multi-media content.

     e-Mail Hosting. EDI provides branded e-mail to enterprises that can be accessed anytime, anywhere, from any computer with Internet access.

     Web Hosting. EDI provides an array of hosting services, including web site, opt-in page and database. Clients may combine EDI's messaging services with Web Hosting to create a turnkey electronic marketing program.

     Competition

     Applications for EDI's messaging services are utilized by a broad array of customers including those in the publishing, public relations and investor relations, mortgage banking, manufacturing, travel, electronics, legal and pharmaceutical industries. EDI's customer base is broadly diversified, with no single domestic industry group accounting for greater than 5% of revenues. EDI believes that this diversification limits its susceptibility to the business cycles of any particular industry or a general business downturn in any particular sector.

     EDI competes based on a number of factors, such as customer service and support, service feature set and price. Of these factors, EDI believes that service, support, and feature set are the most important for enhanced faxed services and e-mail broadcast services, while price is the critical competitive component with respect to fax broadcast.

     In a  service  industry  in which a broad  range of  optional  features  is offered, EDI's competitive strategy emphasizes, price, technological capabilities, and a sales and support network that is well-versed in the capabilities of the services offered to customers. AT&T, MCI and Sprint, as well as other long distance carriers, Internet Services Providers ("ISPs"), e-mail marketing services providers, and fax and e-mail service bureaus, provide certain fax and e-mail communications services in competition with EDI.

     Many service bureaus face considerable obstacles in developing a business competitive with EDI's. While it may be easy to begin service with a small personal computer-based system, considerable system development expenditures are required to enable such a system to grow to support the volumes and features needed to be an effective competitor in the marketplace. Further, smaller service bureaus may not have a sufficient volume of traffic to develop the economic leverage necessary to obtain telecommunications services at rates enabling it to compete cost-effectively with EDI. USVT's carrier traffic offers further leverage with telecommunications carriers. In addition, considerable investment in a sales and marketing organization is required to develop a substantial business base.

     Another alternative to using EDI's services is for a potential customer to fulfill its own needs for fax communications services. The "home grown" solution may simply be an individual at a fax machine or may involve the customer acquiring its own computerized fax communications system (sometimes known as "customer premise equipment" or "CPE"). EDI believes that the CPE solution is suitable in some applications, but is generally not feasible for EDI's customers, who require the capacity to effect a significant volume of electronic document deliveries in a short period of time. EDI believes that the CPE solution for a fax broadcast application would require the customer to obtain and maintain a large number of telephone transmission lines which would remain idle for significant periods of time.

     In addition to being concerned with the irregular nature of demand, a customer selecting a CPE solution must consider the total cost of system acquisition, ongoing technical support, reliability, technological obsolescence and accountability. Based on the foregoing, EDI believes that a substantial percentage of customers in the market for fax communications services will elect a service provider rather than CPE.

     Similarly, delivery of electronic information via the Internet provides an alternative to EDI's fax services. However, Internet delivery has the additional risks of limited security and confidentiality of information delivered over a worldwide network easily accessed by third parties. Delivery by the Internet cannot be an alternative if a sender or recipient of information does not have access to the Internet. EDI currently has the capability to deliver information using the Internet and utilizes this network both as an optional access vehicle to its services and as an e-mail delivery vehicle.

     Marketing and Sales Strategy

     EDI employs a direct sales force consisting of inside sales professionals. The primary source for new customer accounts are inbound inquiries generated from the Company's web sites and direct marketing. Members of the sales team focus their direct sales efforts on specific industries verticals. The role of the inside sales staff includes servicing existing accounts. EDI is also pursuing third party distributor (sales agents and resellers) relationships with USVT's channel partners as well as other third party entities.

     Pricing

     The Company believes that EDI's prices are in line with other fax and e-mail services bureaus. EDI anticipates that it will maintain a competitive pricing strategy and attempts to differentiate its services from those of its competitors based on quality and feature. The Company anticipates that retail prices for its services will continue to face downward pressure. However, renegotiated carrier contracts may enable the Company to maintain or improve its gross margins, while enhanced feature sets may enable the Company to gain market share.

Material Agreements

     Telecommunication Service Agreements

     The  Company  or  its   subsidiaries,   USVT  or  EDI,  have  entered  into
telecommunications service agreements as follows:

     With MCI/WorldCom effective July 15, 1994, which was amended effective December 31, 1998 (the "MCI/WorldCom Agreement"), with a term expiring December 31, 2001. Under the terms of the MCI/WorldCom Agreement, the Company must either purchase a minimum of $10,000 per month in services on a take or pay basis or purchase a minimum of $360,000 in cumulative services during the term of the agreement, whichever occurs first. In the event that the actual calculated costs for services purchased by the Company falls below $10,000 in a given month prior to the purchase of $360,000 in cumulative services, the Company would be responsible for the payment of the monthly minimum amount of $10,000. By March 31, 1999, the Company had purchased in excess of $360,000 in cumulative services and has no further minimum payment obligation under the MCI/WorldCom Agreement. There are no minimum purchase requirements. The MCI/WorldCom Agreement is generally terminable by either party on a monthly basis with advance notice to the other party.

     With Alliance Group Services, Inc. effective March 31, 1999 and expiring June 30, 2000 (the "Alliance Agreements"). The Company terminated the Alliance Agreement effective January 8, 2000, without a cancellation fee or penalty.

     With Digital Communications of America, Inc. ("Digital") effective July 15, 1994, and amended effective December 16, 1998, with a term expiring April 15, 1999, automatically renewed for additional one hundred and twenty (120) day periods unless either party gives notice prior to the end of the then current term (the "Digital Agreement"). The Digital Agreement was automatically renewed for a term of one hundred and twenty (120) days on April 15, 1999, and has subsequently been renewed for successive one hundred and twenty (120) day periods. Under the Digital Agreement, Digital agreed to provide customer billing services on behalf of the Company at specified rates. The Company must purchase a minimum of ten thousand dollars ($10,000) per month in services on a take or pay basis. In the event that the actual calculated costs for services purchased by the Company falls below ten thousand dollars ($10,000) in a given month the Company would be responsible for the payment of the monthly minimum amount of ten thousand dollars ($10,000).

     With Telepacific Communications, Inc., effective January 1, 2000 and expiring January 1, 2002, (the "Telepacific Communications Agreement") whereby Telepacific Communications, Inc. provides digital subscriber line services at specified rates. Under the terms of the Telepacific

Communications Agreement, the Company has no minimum purchase commitment or requirement.

     With Qwest Communications Corporation ("Qwest") whereby Qwest provides switched telecommunications services at specified rates. There are no minimum purchase requirements. This agreement is generally terminable by either party on a monthly basis with advance notice to the other party.

     With ICG Communications Inc. ("ICG") whereby ICG provides telecommunications services at specified rates. Under the terms of the agreement certain network access circuits carry minimum usage charges totaling $5,000 per month in the aggregate. This agreement is generally terminable by either party on a monthly basis with advance notice to the other party.

     With Capsule Communications Inc. ("Capsule") whereby provides switched telecommunications services at specified rates. There are no minimum purchase requirements. This agreement is generally terminable by either party on a monthly basis with advance notice to the other party.

     Acquisition of Exstream Data, Inc., a California Corporation

     The Company entered into a non-binding Letter of Intent to acquire EDI on February 21, 2000 (the "EDI LOI"), whereby the Company proposed to acquire up to one hundred percent (100%) of the outstanding common stock of EDI for one million (1,000,000) common shares of the Company. Under the terms of the EDI LOI, the Company also proposed to grant options exercisable to acquire common shares of the Company to the holders of EDI stock options on a ratio equal to the ratio in which EDI shares are exchanged for the shares of the Company. The Company agreed to pay one half of the cost of an audit of the financial statements of EDI after the first ten thousand dollars ($10,000) of all such costs, or, in the alternative, all of such costs if the transaction does not close for a reason other than direct action or inaction on the part of EDI.

     The Company purchased a convertible debenture from EDI on March 27, 2000 in the principal amount of one hundred thousand dollars ($100,000) with interest accruing at eight percent (8%) per annum, due October 1, 2000. Under the terms of the convertible debenture in the event that the Company did not proceed with its acquisition of EDI, at its sole option, EDI could convert the debenture into its common stock at the rate of one (1) share of its common stock for each $10 dollars of debt.

     The Company and EDI amended the EDI LOI on May 1, 2000. Under the amendment, the Company agreed to pay all of the costs of the audit of EDI and the Company agreed to pay a reimbursement fee to EDI for miscellaneous costs in the amount of six thousand dollars ($6,000). The EDI LOI termination date was extended to May 31, 2000.

     On June 8, 2000, the EDI LOI expired in accordance with its terms. Neither EDI nor the Company acted to terminate the EDI LOI.

     On September 15, 2000, the Company acquired 90.28% of the common capital stock of EDI in a share exchange transaction. As a result of the transaction, the Company issued 2,703,036 common shares and assumed 199,515 share purchase options with exercise prices ranging from $0.48 to $1.00. The 9.72% of the common capital stock of EDI which was not acquired was retained by two dissenting shareholders. See "Perell Lawsuit." Of the 2,703,036 common shares issued as result of the transaction, 1,303,036 shares were issued directly to the selling shareholders of EDI and 1,400,000 shares were issued into an escrow arrangement to mitigate against the outcome of the Perell Lawsuit. On January 19, 2001, the Company purchased the remaining 9.72% interest in EDI from the dissenting shareholders by issuing 291,128 common shares. The Company consolidated the accounts of EDI in its financial statements and information subsequent to September 15, 2000.

     Perell Lawsuit

     On July 10, 2000, William S. Perell ("Perell"), a shareholder of EDI, filed a complaint in the Superior Court of the State of California in the county of Alameda against EDI and certain EDI current and former Directors, officers and shareholder alleging that the Company and its Directors denied him rights to exercise 78,000 stock purchase warrants of EDI (the "Perell Lawsuit"). The complaint does not specify the relief sought.

     As a contingency to closing the EDI acquisition, the Company and certain shareholders of EDI entered into an escrow agreement established to mitigate both the costs and outcome of the Perell Lawsuit (the "Perell Lawsuit Escrow Agreement"). Under the terms of the Perell Lawsuit Escrow Agreement, 1,400,000 common shares of the Company were issued as part of the acquisition of EDI were put into escrow at a deemed value of $1.00 per share (the "Escrowed Shares"). The Escrowed Shares are to be returned to the treasury of the Company on a dollar for dollar basis as a result of any costs, settlement, or judgment that the Company should realize as a result of the Perell Lawsuit. Unassessed Escrowed Shares are to be returned to the shareholders upon settlement or judgment of the Perell Lawsuit.

     On January 19, 2001, the Company, Perell and certain other parties entered into a settlement agreement with respect to the Perell Lawsuit. Under the terms of the agreement, the Company agreed to issue Perell 50,000 Company common shares. The 50,000 common shares were paid to Perell out of the Escrowed Shares as provided for in the Perell Lawsuit Escrow Agreement.

     On January 19, 2001, the Company, Perell and certain other parties entered into a Share Exchange Agreement pursuant to which the Company purchased 56,053 shares of common stock of EDI, bringing the Company's ownership of EDI's common stock to 100%, in exchange for 291,128 restricted common shares of the Company.

     On March 13, 2001, the Perell Lawsuit Escrow Agreement was terminated under its terms. As a result, the Company received 34,000 common shares of its stock in recovery of certain legal expenses incurred to defend the Perell Lawsuit. The 34,000 shares were returned to treasury on March 22, 2001. The remaining Escrowed Shares were released to the beneficial holders of the Escrowed Shares.

     Acquisition of Moving Bytes.com Inc. a Nevada Corporation

     On September 15, 2000, the Company acquired 89.5% of the common capital stock of MBI in a cash purchase transaction. As a result of the transaction, the Company paid an aggregate amount of $511. Subsequently, the Company wound up and dissolved MBI effective December 28, 2000. The Company has consolidated the accounts of MBI in its financial statements and information subsequent to September 15, 2000.

     Letter Agreement with Joseph Karwat

     The Company entered into a letter agreement (the "Letter Agreement") on February 21, 2000 with Joseph Karwat ("Karwat"), President of EDI. Under the terms of the Letter Agreement, upon closing the acquisition of EDI, the Company, on behalf of EDI, would enter into an employment agreement with Karwat (the "Employment Agreement"). The initial term of the Employment Agreement would expire on December 31, 2001, with an automatic renewal for additional one year terms, unless terminated by either party. Under the terms of the Employment Agreement, Karwat would be paid a salary of twelve thousand five hundred dollars ($12,500) per month, and a one-time signing bonus of one hundred and fifty thousand dollars ($150,000). Mr. Karwat would receive a termination payment of twenty five thousand dollars ($25,000) if EDI terminated the Employment Agreement prior to the end of the then current term. In addition, the Company would register the common shares contemplated to be issued to Karwat as result of the close of the acquisition of EDI on or before the earlier of (i) one hundred and twenty (120) days from the date of the close of the acquisition of EDI, or (ii) November 30, 2000. The common shares of the Company issued to Karwat were for the acquisition of EDI shares held by Karwat pursuant to the acquisition of EDI by the Company. In addition, the Company agreed to indemnify and hold Karwat harmless from all past acts and omissions with respect to EDI except for fraudulent acts or omissions with respect to EDI, any EDI agreements with the Company, or other acts or omissions such as illegal acts. The Letter Agreement was terminated by mutual agreement of the parties on August 7, 2000.

     Consulting and employment agreements

     The Company has entered into management agreements with J. Erik Mustad, the Company's Chief Executive Officer and a director, for the period January 1, 2000 to December 31, 2001, with Mark M. Smith, the Company's President and Chief Financial Officer and a director, for the period January 1, 2000 to December 31, 2002 and with Joseph Karwat, a director of the Company and President of EDI, on a month to month basis effective September 15, 2000. Payments under the agreements aggregate $50,000 per month. See "Employment and Employee Incentive Contracts."

     Bonus Compensation Agreements

     On September 30, 2000, the Company entered into performance agreements with two employees of EDI. Under the agreements the Company would pay an aggregate cash amount of up to $370,000 dependent upon the closing bid price of the Company's stock on dates through August 31, 2001. As of December 31, 2000, no payments were due under the agreements and the aggregate cash amount of the remaining potential obligation under the agreements was $300,000. On March 6, 2001, one of the employees with whom the Company had entered into a performance agreement left the employ of the Company. As a result, the remaining agreement would pay an aggregate cash amount of up to $150,000 dependent upon the closing bid price of the Company's stock on dates through August 31, 2001.

     Investment Banking Agreement

     The Company entered into a Investment Banking Agreement on October 13, 1999 with NC Capital Markets, Inc, effective January October 13, 1999 and expiring October 13, 2000 (the "NC Capital Markets Agreement"), whereby NC Capital Markets, Inc. provides advisory services to the Company on mergers and acquisitions, financing, capital structure and financial markets. Under the terms of the NC Capital Markets Agreement, in 1999 the Company paid fifty thousand ($50,000) in engagement fees to NC Capital Markets during 1999 and the Company has no further financial or other obligation to NC Capital Markets, Inc. The NC Capital Markets Agreement terminated in accordance with its terms on October 13, 2000.

     Financing Agreement

     The Company entered into a Subscription Agreement with Trafalgar Resources LLC of Lakewood, Colorado, (the "Trafalgar Subscription Agreement") effective as of February 25, 2000, dated as of March 13, 2000, under which Trafalgar Resources LLC agreed to purchase some nine hundred twelve thousand four hundred and nine (912,409) common shares of the Company for five dollars and forty eight cents ($5.48) per share on or before April 25, 2000. As of June 6, 2000, Trafalgar Resources LLC had not paid the subscription price to the Company. On June 9, 2000, the Company and Trafalgar Resources LLC terminated the Trafalgar Subscription Agreement. The Company received no investment funds from Trafalgar Resources LLC under the Trafalgar Subscription Agreement.

     Finders Fee Agreement

     The Company entered into a Finders Fee Agreement on February 25, 2000 with Rosenblum Partners LLC of Irvine, California, under which the Company would pay to Rosenblum Partners LLC a fee equal to six percent (6%) of any proceeds it receives as a result of the Trafalgar Subscription Agreement. The Company did not make any payments under the Finders Fee Agreement and it expired in accordance with its terms on upon the termination of the Trafalgar Subscription Agreement.

     Premises Lease

     The Company entered into a premises lease dated February 24, 1994 related to its principal office located at 100 Shoreline Highway, Suite 386B, Mill Valley, California 94941. On September 30, 2000, the Company's premises lease expired in accordance with its terms. On October 28, 2000, the Company vacated these premises and relocated under the premises lease of EDI at 180 Grand Ave., Ste. 450, Oakland, California 94612. Under the terms of the EDI premises lease, upon a change of control of EDI, the landlord could terminate the lease and raise the monthly lease payment amount. The EDI landlord terminated this lease effective December 1, 2000 and increased the Company's lease payment to $24,728 per month. The Company is now operating on a month-to-month basis under the EDI lease.

Regulation

     USVT is federally regulated by the Federal Communications Commission (the "FCC") and at the state level by the California Public Utilities Commissions (the "CPUC"). USVT must obtain regulatory approval on a state by state basis as it expands its geographical territory. EDI is not an FCC regulated company.

     California Regulation. The Company believes that the CPUC is an active proponent of deregulation of the state's telecommunications industry. The CPUC has also indicated that it is committed to reducing tariffing requirements on non-dominant telecommunications carriers and has proposed major modifications to General Order 96-A, the rules regulating rates, rules and contracts for regulated utilities including the telecommunications industry. The CPUC is also committed to providing advanced telecommunications services to all Californians through the taxation of telecommunications services.

     Taxes currently applicable to the Company's services include the Universal Lifeline Telephone Service (ULTS), which helps subsidize low-income users; the California Relay Service and Communications Devices Surcharge, which funds the placement of equipment for the deaf and hearing impaired; the California High Cost Fund A, which provides subsidies to 17 small independent telephone companies so that the disparity between rural and metropolitan consumers is minimized; the California High Cost Fund B, which provides subsidies to carriers of last result like Pacific Bell and GTE; the California Teleconnect Fund, which provides discounted telecommunications services to qualifying entities; and the PUC User Fee, which finances the CPUC annual operating budget. In addition, there is also an Emergency Telephone Surcharge tax that provides the funding mechanism for emergency 911 service. California's cities and counties may also apply taxes for calls that originate or terminate in their jurisdictions.

     Federal Regulation. The FCC is the federal entity responsible for regulating interstate and international telecommunications services under the Communications Act of 1934, as amended (the "Communications Act"). The
Communications Act generally imposes more extensive requirements on Carriers that have some degree of market power, such as the original local exchange carriers, than it imposes on non-dominant Carriers that lack market power and telecommunications resellers, such as the Company. The FCC regulates interstate and American international inbound and outbound traffic and applies taxes on these calls. Basically, the FCC is responsible for the subscriber line charge that provides a fund for local telephone companies to recover the costs associated with connecting their customers to long distance networks. The FCC also regulates the federal excise tax on telephone bills.

     Other State Regulation. As the Company expands its service areas to other states, its telecommunications operations will also be subject to various state laws and regulations. The Company will be required to obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it may offer intrastate service. In most states, the Company must also file and obtain prior regulatory approval of tariffs for intrastate services. The Company will be required to update or amend its tariffs when rates are adjusted or new products are added to services offered by the Company. The Company will also be subject to challenges by third parties to the Company's Federal or state tariffs, if any, and complaints about the Company's practices could cause the Company to incur substantial legal and administrative expenses. There can be no assurance that the Company will expand its service area into other states or that the Company will successfully obtain the necessary regulatory approval to operate in such jurisdictions.

     The Company believes that within a three-to-four year period, the telecommunication and cable industries may be further deregulated, allowing all market participants to engage in a broader range of business activities. The Company believes future deregulation will allow Regional Bell Operating Companies ("RBOCs") and other long distance companies to enter new markets. See "Risk Factors - Competition." New regulations may also allow companies like the Company to compete for local toll business. See "Risk Factors - Regulation and Pending Regulation" and "Note Regarding Forward-Looking Statements."

Billing and Collection Cycle

     The Company experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying Carriers from fifteen to thirty days prior to when the Company's customers pay for those services delivered by the Company. The timing gap requires substantial working capital to finance receivables, and it is anticipated that the Company may require additional working capital to fund future growth if the Company elects to aggressively expand into new geographical areas and to offer new services to end users. Currently, the Company believes it will have sufficient working capital and cash flows from operations to fund its planned operating and expansion costs. However, there can be no assurance that the Company will not encounter delays or suffer adverse consequences if additional working capital is not available or if the gap between the billing and collection cycle is increased.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include salaries and wages associated with customer service, operations, research and development, direct sales, marketing and administrative functions, sales commissions, direct marketing and advertising costs, travel and entertainment expenses, bad debt expense, rent and facility expense, professional and consulting fees, and other operating and administrative expenses. The Company estimates that it spent only nominal amounts during fiscal year 2000 and fiscal year 1999 on research and development activities.

Depreciation and Amortization

     Depreciation and amortization includes depreciation of furniture and fixtures, computer and telecommunications equipment and amortization of goodwill. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of the assets. Intangible assets being amortized include goodwill created in the acquisition of EDI Data Inc., which is being amortized over 10 years.

Personnel

     As of March 31, 2001, the Company had thirty (30) full-time personnel, including three (3) officers. Of the total, five (5) were employed by USVT, fifteen (15) were employed by EDI, and seven (7) were employed by the parent company E*Comnetrix. None of the Company's personnel are members of a labor union or are covered by a collective bargaining agreement. Management believes that the Company's relationship with its personnel is good.

Trademarks

     The brand names "USV Telemanagement", "USVT", "Exstream Data", and "gooeymail" are registered trademarks of the Company in the United States. The Company may also apply for trademark protection for additional marks as the Company develops new products and variants of its current services. There can be no assurance that the Company will receive registration for any applied for trademarks or that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.


RISK FACTORS

     The securities of the Company are highly speculative. A prospective investor or other person reviewing the Company should not consider an investment unless the investor is capable of sustaining an economic loss of the entire investment. Certain risks are associated with the Company's business, including the following:

     Limited Operating History; History of Losses

     The Company has been operating since March 1993 and has a relatively limited operating history. The Company had an operating profit during only one fiscal year to date, which was a profit of $16,646 in the year ended December 31, 1999. The Company has a history of losses before and after such fiscal year, including losses of $265,566 in 2000, $130,479 in 1998, $134,845 in 1997 and $1,131,542 in 1996. There can be no
assurance that the Company will generate enough revenues from its operations to generate a profit in the future, if at all.

     Need for Additional Resources for Growth

     Subject to the sufficiency of its cash resources, the Company intends to continue to expand its business by entering into new markets and offering new services. If the Company expands into new geographic markets on a rapid basis or aggressively introduces new services, the Company may require additional cash resources to fund its growth and operations. The Company currently anticipates that its growth can be financed through working capital and cash flows from operations. However, there can be no assurance that the Company will not require additional financing or that such financing will be available on acceptable terms, if at all.

     The Company's future performance will depend, in large part, upon its ability to implement and manage its growth effectively. The Company's rapid growth has placed, and in the future will continue to place, a significant strain on its administrative, operational and financial resources. The Company anticipates that if successful in expanding its business, it will be required to recruit and hire a substantial number of new sales and other personnel with experience in the direct e-mail marketing industry. Failure to retain and attract additional qualified sales and other personnel, including management personnel who can manage the Company's growth effectively and failure to successfully integrate such personnel could have a material adverse effect on the Company. To manage its growth successfully, the Company will also have to continue to improve and upgrade operational, financial, accounting and information systems, controls and infrastructure, as well as expand, train and manage its employee base. In the event the Company is unable to upgrade its financial controls and systems adequately to support its anticipated growth, the Company's business and results of operations could be materially adversely affected.

     Lack of Experience Offering Certain Telecommunications Services

     The Company's future strategy includes offering additional telecommunications services, including local services, broadband digital subscriber line and other Internet access. The Company has limited experience providing local service, broadband digital subscriber line and other Internet access. To be successful, the Company must compete successfully with companies that have greater financial resources and experience than the Company. To provide these additional services, the Company expects that it will be necessary to negotiate agreements with Carriers and other service providers in advance. The Company may be required to develop technical and marketing expertise in other markets to effectively market and sell such additional services. In addition, the provision of certain of these services may involve technical requirements with respect to which the Company has little experience. The provision of these services must also be successfully integrated into the Company's business. There can be no assurance that the Company's future services will receive market acceptance in a timely manner, if at all, or that prices and demand for these services will be sufficient to provide profitable operations.

     Lack of Experience Offering Certain Direct e-Mail Marketing Services

     The Company's future strategy includes offering additional direct e-mail marketing services, including permission based opt-in list development and management services, e-mail broadcasting services, HTML and multimedia formatted e-mail messages, broadband digital subscriber line and other Internet access. The Company has limited experience providing direct e-mail marketing services, including permission based opt-in list development and management services, e-mail broadcasting services, HTML and multimedia formatted e-mail messages, broadband digital subscriber line and other Internet access. To be successful, the Company must compete successfully with companies that have greater financial resources and experience than the Company. To provide these additional services, the Company expects that it will be necessary to negotiate agreements with Carriers and other service providers in advance. The Company may be required to develop technical and marketing expertise in other markets to effectively market and sell such additional services. In addition, the provision of certain of these services may involve technical requirements with respect to which the Company has little experience. The provision of these services must also be successfully integrated into the Company's business. There can be no assurance that the Company's future services will receive market acceptance in a timely manner, if at all, or that prices and demand for these services will be sufficient to provide profitable operations.

     Working Capital Requirements

     As of December 31, 2000, the Company had working capital of $1,328,838. The Company currently anticipates that it will fund its growth from revenues and cash flow from operations. However, the Company's working capital requirements may increase substantially in order to accommodate growth if the Company identifies new opportunities to expand its operations and elects to aggressively pursue new markets or to offer new services.

     The Company currently experiences negative cash flow from operations and until the Company's cash flow from operations is sufficient to meet its working capital requirements, any shortfall must be covered by a credit facility or other sources, such as vendor financing or the sale of securities. There can be no assurance that sufficient financing will be available to sustain the Company's growth.

     The Company experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying Carriers from fifteen to thirty days prior to when the Company's customers pay for those services delivered by the Company. The timing gap requires substantial working capital to finance receivables and it is anticipated that the Company may require additional working capital to fund future growth to expand into new markets and to offer new services, if any. There can be no assurance that the Company will not encounter delays or suffer adverse consequences if additional working capital is not available or if the gap between the billing and collection cycle is increased.

     There can be no assurance that the Company will be successful in obtaining the required financing for its operations or expansion strategy on terms acceptable to the Company, if at all. If the Company cannot obtain sufficient capital to fund its planned expenditures, some or all of its plans may be significantly delayed or abandoned.

     Intense Competition

     The Company operates in a highly competitive environment and currently does not have a significant market share in the markets it serves. Most of its actual and potential competitors have substantially greater financial, technical, marketing and other resources (including brand or corporate name recognition) than the Company. Also, the continuing trend toward business alliances in the direct e-mail marketing industry and the absence of substantial barriers to entry in the direct e-mail marketing and data and Internet services markets could give rise to significant new competition. The Company's success will depend upon its ability to provide high-quality services at competitive prices. See "Competition."

     In addition, the Company faces the following specific competitive risks:

     Effect of New Rate Plans. AT&T, MCI, Sprint and other carriers have implemented new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can be no assurance that long distance carriers will not make similar offerings available to the small to medium-sized businesses that the Company primarily serves.

         The Competitive Implications of Other Technologies. The Company will also face competition from fixed wireless services; wireless devices that do not require site or network licensing; cellular, personal communications service, and other commercial mobile radio service providers; and Internet telephony. Such services may provide competitive advantages over the Company's services, including wireless convenience, lower unit costs and increased communications capabilities.

     Entrance of the Regional Bell Operating Companies into the In-Region Long Distance Market. Section 271 of the Telecommunications Act prohibits any RBOC from providing long distance service that originates (or, in certain cases, terminates) in one of its in-region states until the RBOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. To date, the FCC has denied several applications for such approval; however, the Company anticipates that a number of RBOCs will file additional applications for in-region long distance authority in 2001. Once the RBOCs are allowed to offer widespread in-region long distance services, they will be in a position to offer single-source local and long distance service that may provide certain competitive marketing advantages and cost efficiencies to such RBOC's.

     Entrance of Foreign Companies into U.S. Markets. New FCC rules went into effect in February 1998 that make it substantially easier for many non-U.S. telecommunications companies to enter the U.S. market, thus potentially further increasing the number of competitors. See "Business of the Company-- Regulation."

     Intense Competition in Data and Internet Markets. The market for data communications, broadband digital subscriber line and Internet access services is also extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. See "Business --Overview," "Business of the Company -- Competition" and "Business of the Company -- Regulation".

     Effect of Major Competitors. Major competitors have not yet entered the market for small to medium-sized business users that the Company will target. There can be no assurance that larger and better-financed competitors will not make similar offerings available to the small to medium-sized businesses that the Company primarily serves.

     Entrance of the ISP's. ISP's may begin to charge online marketers for e-mail delivery to their subscribers. Because ISP's control a crucial checkpoint between marketers and consumers they may restrict access to their subscribers or charge a fee for access to their subscribers. Any limitation of the Company's ability to deliver e-mail messages or any cost associated with such delivery could materially harm the Company's business and results of operations could be materially adversely affected.

     Blocking of the Company's Services Due to Spam.  Internet Service Providers
(ISP), such as America On-Line, AT&T Worldnet, Mindspring, etc. have realized that the volume of spam or junk e-mail has a significant effect on their ability to service their users as the volume of junk e-mail traveling through and stored on their systems increases. They have responded by blocking incoming messages from known spammers. If a company or service provider became known as a spammer, they would run the risk of being blocked by one or more major on-line services. If the Company, as a service provider, were unable to send any messages to any ISP, due to spam blocking, that would prevent the Company from providing e-mail marketing services to substantial quantities of consumers, significantly reducing the effectiveness of the Company's services.

     Entrance of Foreign Companies into U.S. Markets. Because the Internet is transparent, direct e-mail marketing services such as those offered by the Company can be fulfilled and delivered from anywhere in the world. This means that the number of competitors could increase substantially as more of the world gains access to the Internet.

     Intense Competition in Data and Internet Markets. The market for data communications, broadband digital subscriber line and Internet access services is also extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future.

     Regulation and Pending Regulation

     Telecommunications services are subject to significant regulation at the federal, state, local and international levels, affecting the Company and its existing and potential competitors. Delays in receiving required regulatory approvals or the enactment of new and adverse legislation, regulations or regulatory requirements may have a material adverse effect on the Company's financial condition, results of operations and cash flow. In addition, future legislative, judicial and regulatory agency actions could alter competitive conditions in the markets in which the Company is operating or intends to operate in ways that are materially adverse to the Company. See "Description of Business - Regulation."

     e-Mail and direct e-mail marketing are not currently regulated at the Federal, State or local level. However, due to privacy issues and spam there is considerable effort underway to legislate regulations on direct e-mail marketing. Regulatory restrictions or impositions and other new and adverse legislation, regulations or regulatory requirements may have a material adverse effect on the Company's financial condition, results of operations and cash flow. In addition, future legislative, judicial and regulatory agency actions could alter competitive conditions in the markets in which the Company is operating or intends to operate in ways that are materially adverse to the Company.

     In particular, the Company faces the following regulatory risks:

     Legal and Administrative Burden of Compliance with Diverse State Regulations. The Company's telecommunications operations and future operations are subject to state laws and regulations. The Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it may offer intrastate service. In most such states, the Company will be required to file and obtain prior regulatory approval of tariffs for intrastate services. Challenges by third parties to the Company's Federal or state tariffs and complaints about the Company's practices could cause the Company to incur substantial legal and administrative expenses.

     Uncertainty of the Impact of the Telecommunications Act and Other Regulatory Changes. In February 1996, comprehensive telecommunications legislation was enacted. The Telecommunications Act has resulted in significant changes in the regulatory environment for the telecommunications industry as a whole, and will have a material impact on the local exchange industry and the competitive environment in which the Company operates. The Company cannot predict how the relevant provisions of the Telecommunications Act will be interpreted and implemented by the FCC, state regulators, courts and other regulatory agencies.

     Uncertainty of the Evolving Regulatory Environment. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit overturned many of the rules the FCC had established pursuant to the Telecommunications Act. The Eighth Circuit decision substantially limits the FCC's jurisdiction and expands state regulators' jurisdiction to set and enforce rules governing the development of local competition. As a result, it is more likely that the rules governing local competition will vary substantially from state to state. If a patchwork of state regulations were to develop, it could increase the Company's cost of regulatory compliance and could make entry into and conduct of business in some markets more expensive than in others. The United States Supreme Court (the "Supreme Court") reviewed the decision of the Eighth Circuit and on January 25, 1999, reversed the Eighth Circuit in part and reinstated, with one exception, all of the FCC local competition rules. The Supreme Court vacated and remanded to the FCC for reconsideration the rule determining which unbundled network elements much be provided by incumbent local exchange carriers to new entrants. There can be no assurance as to how these decisions will affect the Company's business and results of operations.

     Federal and state regulations and pending regulations and court decisions may have in the future both positive and negative effects on the Company and its ability to compete. However, under pending federal and state legislation, significant additional competitors could enter the market for the Company's services which additional competitors have significantly greater financial and resources than are available to the Company.

     Dependence on Billing, Customer Service and Information Systems

     The Company  currently relies on internal  customer  billing  solutions for billing for USVT services and such information and processing capability is vital to the Company's growth and its ability to monitor costs, bill customers, provide customer orders and achieve operating efficiencies. As the Company continues its transition to providing direct e-mail marketing services, the need for sophisticated billing and information systems will increase significantly. If the Company believes that it has exceeded the capabilities of its in-house systems there can be no assurance that the Company will be able to obtain such services from third party vendors on acceptable terms, if at all, and the cost of implementing such systems internally may be substantial. Failure of the Company's vendors and possible future vendors to deliver the required information in a timely and effective manner and at acceptable costs, failure of the Company to adequately identify and integrate all of its information and processing needs, failure of the Company's data processing or information systems, or the failure of the Company to upgrade systems as necessary could have a material adverse effect on the Company's business and results of operations.

     The Company is dependent upon the prompt collection of payment of its customers' bills and, in turn, upon the creditworthiness of its customers and the continued implementation of adequate revenue assurance programs. The failure of its customers to pay their bills in a timely manner or the Company's failure to accurately assess the creditworthiness of its customers and implement adequate revenue assurance programs could have a material adverse effect on the Company's business and results of operations.

     Dependence Upon Facility Based Carriers

     The Company's underlying services are provided by one or more independent companies that provide switching and network services to the Company. These services must be operational 24 hours a day, seven days a week and these services must be available to the Company on a cost-effective basis. There can be no assurance that these services will be adequately provided to the Company on a permanent or cost effective basis and the failure of these providers or their inability to provide quality services could jeopardize the success of the Company, its business and results of operations.

     The Company relies on other companies to supply certain key components of its service and operating infrastructure, including telecommunications services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by the Company, are available only from sole or limited sources. The Company is also dependent upon carriers to provide telecommunications services and facilities to the Company and its customers. The Company has from time to time experienced delays or other problems in receiving telecommunications services and facilities which it requests, and there can be no assurance that the Company will be able to obtain such services or facilities on the scale and within the time frames required by the Company at an affordable cost, or at all. As the Company expands its service offerings to include other services, it will compete increasingly with a variety of new competitors, which may serve as a disincentive for such entities to cooperate with the Company. Any failure to obtain components, services or additional capacity required to service the Company's clients on a timely basis at an affordable cost, or at all, would have a material adverse effect on the Company's business and results of operations.

     Dependence on Distributors

     USVT does not maintain a direct sales force. It directs its sales effort exclusively through distributors. To the extent that the Company depends on distributors and independent marketing agents to obtain customers for its telecommunications services, the Company will be subject to risks associated with agent attrition. Several other telecommunication marketing firms utilize independent marketing agents to sell telecommunications services, and may compete with the Company for marketing agents. Independent marketing agents may elect to work for competitors and solicit the Company's clients, which may adversely effect the Company's business and results of operations.

     While EDI maintains a direct sales force it may in the future direct substantially all of its sales effort exclusively through distributors. To the extent that the Company depends on distributors and independent marketing agents to obtain customers for its direct e-mail marketing services, the Company will be subject to risks associated with agent attrition. Several other direct e-mail marketing firms utilize independent marketing agents to sell direct e-mail marketing, and may compete with the Company for marketing agents. Independent marketing agents may elect to work for competitors and solicit the Company's clients, which may adversely effect the Company's business and results of operations.

     Dependence on Third Party Agreements

     To further develop its network and to continue providing services to its existing clients, the Company will need to maintain existing contractual and strategic relationships with third party entities and build new strategic relationships with other third party entities that provide capacity and other services required by the Company to implement its business strategy. Executing the Company's business strategy will require that the Company enter into agreements, on acceptable terms and conditions, with various providers of infrastructure capacity, in particular, interconnection agreements with Carriers. There can be no assurance that the Company will be able to obtain and maintain such contractual and strategic relationships on acceptable terms. Although the Company does not believe that any existing arrangements will be canceled or will not be renewed as needed, cancellation or non-renewal of such arrangements could materially adversely effect the Company's business and results of operations.

     The Company believes its success will depend largely on its ability to enter into agreements and to maintain relationships with its interconnect company distributors. Other telecommunications resellers and some Carriers seek to engage distributors to market their services to end-users. Should the Company be unable to attract, engage and maintain relationships with such distributors, there could be a material adverse effect on the Company.

     Dependence upon Network Infrastructure

     The Company's success in attracting and retaining customers requires that the Company provide adequate reliability, capacity and security in its network infrastructure and the service systems. The systems and networks on which the Company depends are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus,
break-ins  or  otherwise)  and  other  factors,   certain  of  which  may  cause
interruptions in service or reduced capacity for the Company's customers. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on the Company's business and results of operations.

     Dependence on Key Personnel

     The Company believes that its success will depend to a significant extent upon the abilities and continued efforts of its management; particularly J. Erik Mustad, the Company's Chief Executive Officer and Mark M. Smith, the Company's President and Joseph Karwat, the President of EDI (the "Named Executive Officers"). The loss of the services of any of such individuals could have a material adverse effect on the Company. The success of the Company will also depend, in part, upon the Company's ability to hire and retain additional key personnel, including senior management, technical and sales personnel, who are also being sought by other businesses. Competition for qualified personnel is intense. Difficulty in hiring and retaining such personnel could have a material adverse effect on the Company. The Company does not maintain `key man' life insurance on any of its officers or key employees.

     Impact of Technological Change

     The telecommunications industry has been, and is likely to continue to be, characterized by rapid technological change, frequent new service introductions and evolving industry standards. Increases or changes in technological capabilities or efficiencies could create an incentive for additional competitors to enter the business in which the Company currently competes or may in the future. Existing competitors are also likely to continue to develop new services. Increased competition and technological changes could result in lower retail rates for telecommunications services, which could have a material adverse effect on the Company's ability to price its services competitively or profitably. Future technological changes, including changes related to emerging wireline and wireless transmission and switching technologies and Internet-related services and technologies, also could have a material adverse effect on the Company. The ability of the Company to compete effectively in the future will depend partly on the Company's ability to develop additional products and services which appeal to its intended end users.

     The Internet industry has been, and is likely to continue to be, characterized by rapid technological change, frequent new service introductions and evolving industry standards. Increases or changes in technological capabilities or efficiencies could create an incentive for additional competitors to enter the business in which the Company currently competes or may in the future. Existing competitors are also likely to continue to develop new services. Increased competition and technological changes could result in lower retail rates for all of the Company's services, which could have a material adverse effect on the Company's ability to price its services competitively or profitably. Future technological changes, including changes related to Internet Access and Internet-related services and technologies, also could have a material adverse effect on the Company. The ability of the Company to compete effectively in the future will depend partly on the Company's ability to develop additional services which appeal to its intended end users.

     The Company relies and will continue to rely in part on third parties (including certain of its competitors and potential competitors) for the development of and access to communications and networking technology. The effect of technological changes on the business of the Company cannot be predicted with any degree of certainty. The Company believes its future success will depend, in part, on its ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. There can be no assurance that the Company will obtain access to new technology on a timely basis or on satisfactory terms, or that the Company will be able to adapt to such technological changes, offer such services on a timely basis or establish or maintain a competitive position. Any technological change, obsolescence or failure to obtain access to important technologies could have a material adverse effect on the Company.


ITEM 2. PROPERTIES.

     The Company entered into a premises lease dated February 24, 1994 related to its principal office located at 100 Shoreline Highway, Suite 386B, Mill Valley, California 94941. On September 30, 2000, the Company's premises lease expired under its terms. On October 28, 2000, the Company vacated these premises and relocated under the premises lease of EDI at 180 Grand Ave., Ste. 450, Oakland, California 94612. Under the terms of the EDI premises lease, upon a change of control of EDI, the landlord could terminate the lease and raise the monthly lease payment amount. The EDI landlord terminated this lease effective December 1, 2000 and increased the Company's lease payment to $24,728 per month. The Company is now operating on a month-to-month basis under the EDI lease.

ITEM 3. LEGAL PROCEEDINGS.

     To the best of its knowledge, the Company is not subject to any active or pending legal proceedings or claims against it or any of its properties. On January 19, 2001, the Company settled its sole outstanding lawsuit. See "Material Agreements - Perell Lawsuit." However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.



PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER  MATTERS.

     The Company's common shares were listed for trading on the Vancouver Stock Exchange ("VSE") on December 20, 1993 under the symbol "UVT" and were delisted from the VSE on January 31, 2000. The Company's shares began quoting on the NASD Over the Counter Bulletin Board under the symbol "YDSLF" on September 7, 1999. On June 20, 2000, in conjunction with the Company's name change and change of corporate jurisdiction, the Company's shares began trading under the symbol "ECNXF."

     The following table sets forth the nature of the Company's trading market on the VSE over the last two fiscal years and on the NASD Over the Counter Bulletin Board (the "OTCBB") during the period from September 7, 1999 to the Company fiscal year ended December 31, 2000, and for the first quarter ending March 31, 2001.

     The Vancouver Stock Exchange

         1999                      High (C$)                  Low (C$)                   Volume
         ----                      ---------                  --------                   ------
       1st Quarter                  $0.50                      $0.16                     115,500
       2nd Quarter                  $0.93                      $0.45                     141,450
       3rd Quarter                  $0.90                      $0.45                     263,125
       4th Quarter                  $1.32                      $0.44                     250,521


         2000                      High (C$)                  Low (C$)                   Volume
         ----                      ---------                  --------                   ------
       1st Quarter                  $4.35                      $0.85                     296,710


     NASD Over-the-Counter Bulletin Board

            1999                     High (US$)                 Low (US$)                   Volume
            ----                     ----------                 ---------                   ------
          4th Quarter                  $1.56                      $0.31                     997,900

            2000                     High (US$)                 Low (US$)                   Volume
            ----                     ----------                 ---------                   ------
          1st Quarter                  $7.25                      $0.44                     12,555,900
          2nd Quarter                  $4.38                      $0.72                     3,776,766
          3rd Quarter                  $1.50                      $0.50                     1,348,104
          4th Quarter                  $1.00                      $0.22                     1,681,236

            2001                     High (US$)                 Low (US$)                   Volume
            ----                     ----------                 ---------                   ------
          1st Quarter                  $1.00                      $0.25                     698,547


     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

     The Company's common shares are issued in registered form. Based on the records of Pacific Corporate Trust Company, the Company's registrar and transfer agent, and a Non-Objecting Beneficial Holder search performed by ADP, as of March 31, 2001, there were one thousand eight hundred sixty eight (1,868) holders of record of the Company's common shares. Holders with United States addresses collectively held 7,241,928 common shares, or approximately fifty three and six-tenths percent (53.6%) of the Company's 13,509,441 issued and outstanding common shares.

     The Company has never paid dividends on its common shares and does not anticipate paying any dividends in the foreseeable future.

     Recent Sales of Unregistered Securities.

     On September 15, 2000, the Company issued 2,703,036 common shares and assumed 199,515 share purchase options with exercise prices ranging from $0.48 to $1.00 in exchange for 90.28% of the common capital stock of EDI in a share exchange transaction. On January 19, 2001, the Company issued 291,128 restricted common shares in exchange for the remaining 9.72% of the common capital stock of EDI, bringing the Company's interest in EDI to 100%. All of the securities issued by the Company in exchange for EDI's common capital stock were issued to the previous securityholders of EDI. See "Material Agreements - Acquisition of Exstream Data, Inc., a California Corporation."

     On March 9, 2001, the Company issued 400,000 restricted common shares in a private placement at $0.50 per share common share for total proceeds of $200,000. No commissions were paid in connection with the private placement. The shares were issued to one non-U.S.

person outside of the United States in reliance upon an exemption available under Regulation S of the Securities Act of 1933, as amended. In conjunction with this private placement, the Company issued 200,000 non-transferable warrants to purchase 200,000 common shares exercisable at $1.00 per share. These warrants have a two-year term and expire on March 9, 2003.

     Exchange Controls

     There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital or that affect the remittance of dividends, interest or other payments to nonresident holders of the Registrant's securities. However, any such remittance to a resident of the United States may be subject to a withholding tax pursuant to the reciprocal tax treaty between Canada and the United States. For further information concerning such withholding tax, see "Item 7. Taxation" below.

     There are no limitations under the laws of Canada, the Province of British Columbia, or in the charter or other constituent documents of the Registrant with respect to the right of non-resident or foreign owners to hold and/or vote shares of the Registrant's common shares. However, the Investment Canada Act (the "Investment Act"), enacted on June 20, 1985, as amended, requires the prior notification and, in certain cases, advance review and approval by the Government of Canada of the acquisition by a "non-Canadian" of "control" of a "Canadian business," all as defined in the Investment Act. For the purposes of the Investment Act, "control" can be acquired through the acquisition of all or substantially all of the assets used in the Canadian business, or the direct or indirect acquisition of interests in an entity that carries on a Canadian business or which controls the entity that carries on the Canadian business. Under the Investment Act, control of a corporation is deemed to be acquired through the acquisition of a majority of the voting shares of a corporation, and is presumed to be acquired where more than one-third, but less than a majority, of the voting shares of a corporation are acquired, unless it can be established that the corporation is not controlled in fact through the ownership of voting shares. Other rules apply with respect to the acquisition of non-corporate entities.

     Investments requiring review and approval include direct acquisition of Canadian businesses with assets with a gross book value of $5,000,000 or more; indirect acquisitions of Canadian businesses with assets of $50,000,000 or more; and indirect acquisitions of Canadian businesses where the value of assets of the entity or entities carrying on business in Canada, control of which is indirectly being acquired, is greater than $5,000,000 and represents greater than fifty percent (50%) of the total value of the assets of all of the entities, control of which is being acquired.

     Pursuant to the Word Trade Organization Agreement Implementation Act, the Investment Act was amended to provide that the value of the business acquisition threshold (the "Threshold") above described is increased from those levels outlined where the acquisition is by a World Trade Organization Investor or by a non-Canadian other than a World Trade Organization Investor where the Canadian business that is the subject of the investment is immediately before the investment controlled by a World Trade Organization Investor. The Threshold is to be determined yearly in accordance with a formula set forth in the Investment Act. For 2001, the Threshold was determined to be $209,000,000.

     A World Trade Organization Investor includes an individual, other than a Canadian, who is a national of a World Trade Organization Member, or who has the right of permanent residence in relation to that World Trade Organization Member.

     If an investment is reviewable, an application for review in the form prescribed by regulation is normally required to be filed with the Ministry of Industry, Director of Investment prior to the investment taking place and the investment may not be consummated until the review has been completed and ministerial approval obtained. Applications for review concerning indirect acquisitions may be filed up to 30 days after the investment is consummated. Applications concerning reviewable investments in culturally sensitive and other specified activities referred to in the preceding paragraph are required upon receipt of a notice for review. There is, moreover, provision for the Minister (a person designated as such under the Investment Act) to permit an investment to be consummated prior to completion of review if he is satisfied that delay would cause undue hardship to the acquirer or jeopardize the operation of the Canadian business that is being acquired.

     Taxation

     The following is a summary of the principal Canadian federal income tax considerations that would generally apply to holders of the Company's common shares. This summary is based upon the provisions of the Income Tax Act of Canada and the regulations thereunder (collectively, the "Tax Act") and the Canada-United States Tax Convention (the "Tax Convention") as at the date of this Registration Statement and the current administrative practices of Revenue Canada, Taxation. This summary does not take into account provincial income tax consequences.

     Certain Canadian Federal Income Tax Consequences

     The following is a general summary of certain Canadian federal income tax considerations generally applicable to a holder of the Company's common shares who is not a resident of Canada for the purposes of the Tax Act). The discussion does not address all potentially relevant federal income tax matters and it does not address consequences peculiar to persons subject to special provisions of federal income tax law.

     The summary is based on the current provisions of the Tax Act and the Company's understanding of the current administrative practices published by, and Press announcements released by Revenue Canada, Customs, Excise and Taxation and the Department of Finance. This summary takes into account proposals to amend the Tax Act announced prior to the date hereof (although no assurances can be given that such changes will be enacted in the form presented or at all), but does not otherwise take into account or anticipate any other changes in law, whether by judicial, governmental or legislative action or decision nor does it take into account any provincial, territorial, local or foreign tax considerations. Accordingly, holders and prospective holders of the Company's common shares should consult their own tax advisors about the federal, provincial, territorial, local and foreign tax consequences of purchasing, owning and disposing of such shares.

     The Tax Act provides in subsection 212(2) that dividends and other distributions which are deemed to be dividends and which are paid or credited or are deemed to be paid or credited by a Canadian resident Company to a non-resident of Canada shall be subject to non-resident withholding tax equal to twenty-five percent (25%) of the gross amount of the dividend or deemed dividend.

     Subsections 2(3) and 115(1) of the Tax Act provide that a non-resident person is subject to tax in Canada at the rates generally applicable to residents of Canada on any "taxable capital gain" arising on the disposition of the shares of a company which are listed on a prescribed stock exchange if such non-resident, together with persons with whom he does not deal at arm's length, owned twenty-five percent (25%) or more of the issued shares of any class of the capital stock of the Company at any time in the five years immediately preceding the date of disposition of the shares. Subsections 2(3) and 115(1) also provide that a non-resident person is subject to tax in Canada on taxable capital gains arising on the disposition of shares that constitute capital property used in carrying on a business in Canada. The taxable portion of a capital gain is equal to one-half of the amount by which the proceeds of disposition of such shares, net of any reasonable costs associated with the disposition, exceeds the adjusted cost base to the holder of the shares.

     Provisions in the Tax Act relating to dividend and deemed dividend payments and gains realized by non-residents of Canada who are residents of the United States are subject to the Canada-United States Income Tax Convention (1980), as amended (the "1980 Convention").

     Article X of the 1980 Convention provides that for 1997 and subsequent taxation years pursuant to the Third Protocol to the 1980 Convention the rate of Canadian non-resident withholding tax on dividends paid to a U.S. company that beneficially owns at least ten percent (10%) of the voting stock of the Company shall not exceed five percent (5%) of the dividends. Otherwise, and except in the case of dividends received by a resident of the United States who carries on business in Canada through a Canadian permanent establishment and the shares in respect of which the dividends are paid are effectively connected with that permanent establishment, the rate of non-resident withholding shall not exceed fifteen percent (15%) of the dividend. Where the dividends are received by a United States person carrying on business in Canada through a Canadian permanent establishment and the shares in respect of which the dividends are paid are effectively connected with that permanent establishment the dividends are generally subject to Canadian tax as business profits, generally without limitation under the 1980 Convention.

     Article XIII of the 1980 Convention provides that gains realized by a United States resident on the disposition of shares of a Canadian company may not generally be taxed in Canada unless the value of those shares is derived principally from real property situated in Canada or the shares form part of the business property of a permanent establishment which the United States shareholder has or had in Canada within the twelve (12) month period preceding the date of disposition. Canada also retains the right to tax gains on property owned at the time the individual ceased to be resident in Canada if it is sold by a person who was resident in Canada for one hundred and twenty (120) months in any twenty (20) consecutive years preceding the sale and who was a resident in Canada at any time in the ten (10) years preceding sale.

     United States Federal Income Tax Consequences

     The following is a general discussion of certain possible United States federal income tax consequences, under current law, generally applicable to a U.S. Holder (as hereinafter defined) of common shares of the Company. This discussion does not address all potentially relevant federal income tax matters and it does not address consequences peculiar to persons subject to special provisions of federal income tax law, such as those described below as excluded from the definition of a U.S. Holder. In addition, this discussion does not cover any state, local or foreign tax consequences. (see "Taxation - Canadian Federal Tax Consequences" above).

     The following discussion is based upon the sections of the Internal Revenue Code of 1986, as amended (the "Code"), Treasury Regulations, published Internal Revenue Service ("IRS") rulings, published administrative positions of the IRS and court decisions that are currently applicable, any or all of which could be materially and adversely changed, possibly on a retroactive basis, at any time and which are subject to differing interpretations. This discussion does not consider the potential effects, both adverse and beneficial, of any recently proposed legislation that, if enacted, could be applied, possibly on a retroactive basis, at any time. This discussion is for general information only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder or prospective holder of common shares of the Company and no opinion or representation with respect to the United States federal income tax consequences to any such holder or prospective holder is made. Accordingly, holders and prospective holders of common shares of the Company should consult their own tax advisors about the federal, state, local, and foreign tax consequences of purchasing, owning and disposing of common shares of the Company.

     U.S. Holders

     As used herein, a "U.S. Holder" means a holder of common shares of the Company who is a citizen or individual resident of the United States, a corporation or partnership created or organized in or under the laws of the United States or of any political subdivision thereof, an estate whose income is taxable in the United States irrespective of source or a trust subject to the primary supervision of a court within the United States and control of a United States fiduciary as described Section 7701(a)(30) of the Code. This summary does not address the tax consequences to, and U.S. Holder does not include, persons subject to specific provisions of federal income tax law, such as tax-exempt organizations, qualified retirement plans, individual retirement accounts and other tax-deferred accounts, financial institutions, insurance companies, real estate investment trusts, regulated investment companies, broker-dealers, nonresident alien individuals, persons or entities that have a "functional currency" other than the U.S. dollar, shareholders who hold common shares as part of a straddle, hedging or conversion transaction, and shareholders who acquired their common shares through the exercise of employee stock options or otherwise as compensation for services. This summary is limited to U.S. Holders who own common shares as capital assets. This summary does not address the consequences to a person or entity holding an interest in a shareholder or the consequences to a person of the ownership, exercise or disposition of any options, warrants or other rights to acquire common shares.

     Distribution on Common Shares of the Company

     U.S. Holders receiving dividend distributions (including constructive dividends) with respect to common shares of the Company are required to include in gross income for United States federal income tax purposes the gross amount of such distributions, equal to the U.S. dollar value of such distributions on the date of receipt (based on the exchange rate on such date), to the extent that the Company has current or accumulated earnings and profits, without reduction for any Canadian income tax withheld from such distributions. Such Canadian tax withheld may be credited, subject to certain limitations, against the U.S. Holder's federal income tax liability or, alternatively, may be deducted in computing the U.S. Holder's federal taxable income by those who itemize deductions. (See more detailed discussion at "Foreign Tax Credit" below). To the extent that distributions exceed current or accumulated earnings and profits of the Company, they will be treated first as a return of capital up to the U.S. Holder's adjusted basis in the common shares and thereafter as gain from the sale or exchange of the common shares. Preferential tax rates for long-term capital gains are applicable to a U.S. Holder that is an individual, estate or trust. There are currently no preferential tax rates for long-term capital gains for a U.S. Holder that is a corporation.

     In the case of foreign currency received as a dividend that is not converted by the recipient into U.S. dollars on the date of receipt, a U.S. Holder will have a tax basis in the foreign currency equal to its U.S. dollar value on the date of receipt. Generally any gain or loss recognized upon a subsequent sale or other disposition of the foreign currency, including the exchange for U.S. dollars, will be ordinary income or loss. However, an individual whose realized gain does not exceed two hundred ($200) will not recognize that gain, to the extent that there are no expenses associated with the transaction that meet the requirements for deductibility as a trade or business expense (other than travel expenses in connection with a business trip) or as an expense for the production of income.

     Dividends paid on the common shares of the Company will generally not be eligible for the dividends received deduction provided to corporations receiving dividends from certain United States corporations. A U.S. Holder which is a corporation may, under certain circumstances, be entitled to a seventy percent (70%) deduction of the United States source portion of dividends received from the Company (unless the Company qualifies as a "foreign personal holding company" or a "passive foreign investment company," as defined below) if such U.S. Holder owns shares representing at least ten percent (10%) of the voting power and value of the Company. The availability of this deduction is subject to several complex limitations that are beyond the scope of this discussion.

     Foreign Tax Credit

     A U.S. Holder who pays (or has withheld from distributions) Canadian income tax with respect to the ownership of common shares of the Company may be entitled, at the option of the U.S. Holder, to either receive a deduction or a tax credit for such foreign tax paid or withheld. Generally, it will be more advantageous to claim a credit because a credit reduces United States federal income taxes on a dollar-for-dollar basis, while a deduction merely reduces the taxpayer's income subject to tax. This election is made on a year-by-year basis and applies to all foreign taxes paid by (or withheld from) the U.S. Holder during that year. There are significant and complex limitations that apply to the credit, among which is the general limitation that the credit cannot exceed the proportionate share of the U.S. Holder's United States income tax liability that the U.S. Holder's foreign source income bears to his or its worldwide taxable income. In the determination of the application of this limitation, the various items of income and deduction must be classified into foreign and domestic sources. Complex rules govern this classification process. In addition, this limitation is calculated separately with respect to specific classes of income such as "passive income," "high withholding tax interest," "financial services income," "shipping income," and certain other classifications of income. Dividends distributed by the Company will generally constitute "passive income" or, in the case of certain U.S. Holders, "financial services income" for these purposes. The limitation and classification rules described above will not apply to an individual U.S. Holder who makes a special election if the U.S. Holder's sole source of foreign income is passive income and his creditable foreign taxes do not exceed three hundred dollars ($300). The availability of the foreign tax credit and the application of the limitations on the credit are fact specific, and U.S. Holders of common shares of the Company should consult their own tax advisors regarding their individual circumstances.

     Disposition of Common Shares of the Company

     A U.S. Holder will recognize gain or loss upon the sale of common shares of the Company equal to the difference, if any, between (i) the amount of cash plus the fair market value of any property received, and (ii) the shareholder's tax basis in the common shares of the Company. Preferential tax rates apply to long-term capital gains of U.S. Holders that are individuals, estates or trusts. This gain or loss will be capital gain or loss if the common shares are a capital asset in the hands of the U.S. Holder, which will be long-term capital gain or loss if the common shares of the Company are held for more than one year. Deductions for net capital losses are subject to significant limitations. In the case of U.S. Holders that are not corporations, capital losses are allowed as a deduction against ordinary income up to a maximum of three thousand dollars ($3,000). For U.S. Holders that are not corporations, any unused portion of such net capital loss may be carried over to be used in later tax years until such net capital loss is thereby exhausted. For U.S. Holders that are corporations (other than corporations subject to Subchapter S of the Code), an unused net capital loss may be carried back three years and carried forward five years from the loss year to be offset against capital gains until such net capital loss is thereby exhausted.

     Other Considerations

     In the following circumstances, the above sections of this discussion may not describe the United States federal income tax consequences resulting from the holding and disposition of common shares:

     Foreign Personal Holding Company

     If at any time during a taxable year more than fifty percent (50%) of the total combined voting power or the total value of the Company's outstanding shares is owned, directly or indirectly, by five (5) or fewer individuals who are citizens or residents of the United States and sixty percent (60%) or more of the Company's gross income for such year was derived from certain passive sources (e.g., from dividends received from its subsidiaries), the Company may be treated as a "foreign personal holding company." In that event, U.S. Holders that hold common shares would be required to include in gross income for such year their allocable portions of such passive income to the extent the Company does not actually distribute such income. The Company does not believe that it currently qualifies as a foreign personal holding company. However, there can be no assurance that the Company will not be considered a foreign personal holding company for any future taxable year.

     Foreign Investment Company

     If fifty percent (50%) or more of the combined voting power or total value of the Company's outstanding shares is held, directly or indirectly, by citizens or residents of the United States, United States domestic partnerships or corporations, or estates or trusts other than foreign estates or trusts (as defined by the Code Section 7701(a)(31)), and the Company is found to be engaged primarily in the business of investing, reinvesting, or trading in securities, commodities, or any interest therein, it is possible that the Company may be treated as a "foreign investment company" as defined in Section 1246 of the Code, causing all or part of any gain realized by a U.S. Holder selling or exchanging common shares to be treated as ordinary income rather than capital gain. The Company does not believe that it currently qualifies as a foreign personal holding company. However, there can be no assurance that the Company will not be considered a foreign personal holding company for any future taxable year. The Company does not believe that it currently qualifies as a foreign investment company. However, there can be no assurance that the Company will not be considered a foreign investment company for any future taxable year.

     Passive Foreign Investment Company

     As a foreign corporation with U.S. Holders, the Company could potentially be treated as a passive foreign investment company ("PFIC"), as defined in section 1297 of the Code, depending upon the percentage of the Company's income which is passive, or the percentage of the Company's assets which produce or are held for the production of passive income. U.S. Holders owning common shares of a PFIC are subject to the highest rate of tax on ordinary income in effect for the applicable taxable year and to an interest charge based on the value of deferral of tax for the period during which the common shares of the PFIC are owned, in addition to the treatment of gain realized on the disposition of common shares of the PFIC as ordinary income rather than capital gain. However, if the U.S. Holder makes a timely election to treat a PFIC as a qualified electing fund ("QEF") with respect to such shareholder's interest therein, the above-described rules generally will not apply. Instead, the electing U.S. Holder would include annually in his gross income his pro rata share of the PFIC's ordinary earnings and net capital gain regardless of whether such income or gain was actually distributed. A U.S. Holder of a QEF can, however, elect to defer the payment of United States federal income tax on such income inclusions. Special rules apply to U.S. Holders who own their interests in a PFIC through intermediate entities or persons. In addition, subject to certain limitations, U.S. Holders owning (actually or constructively) marketable stock in a PFIC will be permitted to elect to mark that stock to market annually, rather than be subject to the excess distribution regime of section 1291 described above.
Amounts included in or deducted from income under this alternative (and actual gains and losses realized upon disposition, subject to certain limitations) will be treated as ordinary gains or losses. This alternative will apply to taxable years of U.S. Holders beginning after 1997 and taxable years of foreign corporations ending with or within such taxable years of U.S. Holders.

     The Company believes that it was not a PFIC for its fiscal year ended December 31, 2000 and does not believe that it will be a PFIC for the fiscal year ending December 31, 2001. There can be no assurance that the Company's determination concerning its PFIC status will not be challenged by the IRS, or that it will be able to satisfy record keeping requirements that will be imposed on QEFs.

     Controlled Foreign Corporation

     If more than fifty percent (50%) of the total combined voting power of all classes of shares entitled to vote or the total value of the shares of the Company is owned, actually or constructively, by citizens or residents of the United States, United States domestic partnerships and corporations or estates or trusts other than foreign estates or trusts, each of which own, actually or constructively, ten percent (10%) or more of the total combined voting power of all classes of shares entitled to vote of the Company ("United States Shareholder"), the Company could be treated as a controlled foreign corporation ("CFC") under Subpart F of the Code. This classification would effect many complex results, one of which is the inclusion of certain income of a CFC that is subject to current U.S. tax. The United States generally taxes a United States Shareholder of a CFC currently on its pro rata shares of the Subpart F income of the CFC. Such

U.S. Shareholders are generally treated as having received a current distribution out of the CFC's Subpart F income and are also subject to current U.S. tax on their pro rata shares of the CFC's earnings invested in U.S. property. The foreign tax credit described above may reduce the U.S. tax on these amounts. In addition, under section 1248 of the Code, gain from the sale or exchange of shares by a U.S. Holder of common shares of the Company which is or was a United States Shareholder at any time during the five-year period ending with the sale or exchange is treated as ordinary income to the extent of earnings and profits of the Company attributable to the shares sold or exchanged. If a foreign corporation is both a PFIC and a CFC, the foreign corporation generally will not be treated as a PFIC with respect to United States Shareholders of the CFC. This rule generally will be effective for taxable years of United States Shareholders beginning after 1997 and for taxable years of foreign corporations ending with or within such taxable years of United States Shareholders. Special rules apply to United States Shareholders who are subject to the special taxation rules under section 1291 discussed above with respect to a PFIC. Because of the complexity of Subpart F, and because it is not clear that Subpart F would apply to U.S. Holders of common shares of the Company, a more detailed review of these rules is outside of the scope of this discussion. The Company does not believe that it currently qualifies as a CFC. However, there can be no assurance that the Company will not be considered a CFC for any future taxable year.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

SUMMARY FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company's consolidated operating results and financial position and relates to the financial data of the Company's wholly-owned U.S. operating subsidiaries
USVT, EDI and MBI. The data has been derived from the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     The Company acquired USVT pursuant to a Share Exchange in July 1996 and EDI and MBI on September 15, 2000. The financial data presented for the year ended December 31, 1996 to present includes that of USVT. The financial data for the financial year ended December 31, 2000 includes EDI and MBI from September 15, 2000. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere this Registration Statement. The selected financial data and the Company's consolidated financial statements are expressed in U.S. dollars.


                                                                  Fiscal Year Ended December 31
                                                                  -----------------------------
                                              2000(2)          1999            1998           1997           1996(1)
                                            -------------------------------------------------------------------------
Revenue                                     $5,293,937      $5,277,171      $5,206,984     $3,750,458      $3,197,362
General & Administrative Expenses           $2,492,530      $1,678,466      $1,283,870     $1,154,819      $1,533,992

                                                                  Fiscal Year Ended December 31
                                                                  -----------------------------
                                                2000(2)        1999         1998            1997            1996(1)
                                            -------------------------------------------------------------------------
Net Income (Loss) from Operations             $(362,193)        $688      ($160,252)      ($189,682)       ($949,915)
Net Income (Loss) for the Year                $(265,566)     $16,646      ($130,479)      ($134,848)     ($1,131,542)
Net Income (Loss)  per Share                     $(0.03)       $0.01         ($0.02)         ($0.02)          ($0.20)


                                                                  Fiscal Year Ended December 31
                                                                  -----------------------------
                                              2000(2)          1999           1998           1997            1996(1)
                                           --------------------------------------------------------------------------
 Working Capital                           $1,328,838        $999,144       $853,181        $820,717        $463,357
 Total Assets                              $4,044,579      $1,601,179     $1,650,270      $1,501,717      $1,087,146
 Total Liabilities                           $520,959        $544,611       $721,931        $596,434        $470,506
 Shareholders' Equity                      $3,523,620      $1,056,568       $928,339        $905,283        $616,640
 Long-term Obligations                              -               -              -               -               -

--------------------------------
(1) On July 11, 1996, the shareholders of USVT exchanged all of the issued and outstanding shares of USVT for 4,089,910 common shares of the Company. As a result of the share exchange, the previous shareholders of USVT as a group, owned more than 50% of the issued and outstanding shares of the Company. Accordingly, this business combination has been accounted for by the purchase method as a reverse-take-over whereby USVT was deemed to have acquired the Company. Accordingly, the consolidated statements of operations and deficit and cash flows for the years ended December 31, 1996 to present and the results of operations and cash flows of the Company from July 11, 1996 to present include those of USVT.

(2) On September 15, 2000, the Company acquired 90.28% of the common capital stock of EDI. As a result of the transaction the Company issued 2,703,036 common shares and assumed options to purchase 199,515 common shares in exchange for 514,864 shares of common stock of EDI. Accordingly, this business combination has been accounted for by the purchase method. Accordingly, the consolidated statements of operations and deficit and cash flows for the year ended December 31, 2000 and the results of operations and cash flows of the Company from September 15, 2000 to December 31, 2000 include the results of EDI.


     You should read the following discussion and analysis in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis discusses trends in the Company's financial condition and results of operations for the three fiscal years ended December 31, 2000, 1999 and 1998. This discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-KSB. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles
(GAAP) and are expressed in United States dollars.

     Results of Operations

     Year Ended December 31, 2000 ("fiscal 2000") Compared to December 31, 1999 ("fiscal 1999")

     Revenue for the twelve month period ended December 31, 2000 ("fiscal 2000") increased to $5,293,937 from $5,277,171 for the same period ended December 31, 1999 ("fiscal 1999"), an increase of less than 1%. Increased competition drove down the average retail price for the services of USVT (merged with MBB on March 31, 2001), resulting in a reduction in its revenue to $4,796,197 for the year. Also contributing to reduced revenue was a drop in total usage during the year. On a consolidated basis, this revenue reduction in fiscal year 2000 was compensated for by the addition of 105 days of EDI's, the Company's wholly owned electronic document delivery services company, revenue. EDI's revenue for the 105 day period was $459,073. The Company believes that retail prices may continue to decline in the near future as a result of increased competition in the telecommunications industry. In addition, the Company forecasts that billing rates for fax broadcast services may also decline in the future.

     For fiscal 2000, gross profit on sales increased by 26.7% from $1,679,154 in fiscal 1999 to $2,130,337. Gross margins increased to 40.2% percent from 31.8% in fiscal 1999. The increase in gross margin reflects lower pricing terms from underlying carriers, lower commissions paid, a decrease in other costs associated with the provisioning of service and the addition of EDI's gross margins. EDI gross margins are significantly higher than those of USVT. EDI's gross margins for the period were 70.3% as compared to USVT's gross margins of 36.8%. To the extent that the Company can increase the revenue of EDI relative to USVT, it expects that its gross margins will continue to increase. Commissions paid decreased from 7.2% of sales in fiscal 1999 to 5.2% of sales in fiscal 2000 reflecting an increase in non commissionable revenue.

     The Company's administrative costs for salaries and consulting services increased to $1,065,081 in fiscal 2000 from $719,942 in fiscal 1999, reflecting an increase in salary costs associated with the addition of 19 employees as a result of the acquisition of EDI. There were no special payments or bonuses paid to employees during fiscal 2000. General and administrative costs excluding salaries and consulting services, were $890,594 in fiscal 2000, up from $568,763 in fiscal 1999, largely as a result of an increase in non recurring legal costs, an increase in premises rents and an increase in amortization and depreciation charges, all incurred as a result of the acquisition of EDI. Overall, all categories of general and administrative costs of the Company increased due to the acquisition of EDI. Bad debt charges decreased in fiscal 2000 to normal operating levels from fiscal 1999 during which period the Company took a write down of approximately $220,000 on one specific customer's receivables.

     Net loss for fiscal 2000 was $265,566, as compared to a profit of $16,646 in fiscal 1999. Fiscal 1999 was the first profitable year in the Company's history, but, largely due to the decrease in revenue in USVT and costs associated with the acquisition of EDI, the Company experienced a net loss for fiscal 2000. The Company had a net loss of $0.02 per share in fiscal 2000 as compared to a net profit of $0.01 per share in fiscal 1999.

     Year Ended December 31, 1999 ("fiscal 1999") Compared to December 31, 1998 ("fiscal 1998")

     Revenue for the twelve month period ended December 31, 1999 ("fiscal 1999) increased to $5,277,171 from $5,206,984 for the same period ended December 31, 1998 ("fiscal 1998"), an increase of 1.35%. Increased competition drove down the average retail price for services resulting in only a small increase in revenue despite an increase in the total minutes of use sold for the year. The Company believes that retail prices may continue to decline in the near future as a result of increased competition in the telecommunications industry.

     For fiscal 1999, gross profit on sales increased from $1,123,618 in fiscal 1998, to $1,679,154, and gross margins increased to 31.82% percent from 21.58%. The increase in gross margin reflects lower pricing terms from underlying carriers beginning January 1, 1999, lower commissions paid, and a decrease in other costs associated with the provisioning of service. Commissions paid decreased from 9.9% of sales in fiscal 1998 to 7.12% of sales in fiscal 1999.

     The Company believes that cost will remain at 1999 levels for the fiscal year ending December 31, 2000, and as a result gross margins may decline with continued downward pressure on retail prices in the telecommunications industry.

     The Company's administrative costs for salaries and consulting services increased to $1,109,703 in fiscal 1999 from $921,782 in fiscal 1998 reflecting both an increase salary costs and $150,000 in nonrecurring payments (bonuses) made under certain agreements with Mark M. Smith and J. Erik Mustad. General and administrative costs excluding salaries and consulting services were $568,763 in fiscal 1999, up from $362,088 in fiscal 1998, largely as a result of an increase in bad debt charges in the amount $174,963 over fiscal 1998. Bad debt charges increased in fiscal 1999, primarily due to the write down of one of the Company's customer's receivables, and the Company believes that the increase will not be indicative of bad debt on a future basis.

     Net income was $16,646 in fiscal 1999, as compared to a loss of $130,479 in fiscal 1998. Fiscal 1999 was the first profitable year in the Company's history. Despite marginally increased revenue, nonrecurring salary and consulting costs, and higher bad debt charges, the Company had a net income of $0.01 per share in fiscal 1999 as compared to a net loss of $0.02 per share in fiscal 1998.

     Liquidity and Capital Resources

     As of December 31, 2000, the Company had working capital of $1,328,838 and $825,859 in cash and equivalent balances as compared to $999,144 and $568,419, respectively, at year end fiscal 1999. The Company believes that its working capital, together with cash flow from its operations, will be sufficient to fund its cash requirements through the year ended December 31, 2001.

     Accounts receivable grew from $913,937 at year end 1999 to $924,197 at year end 2000. Accounts receivable largely represents collectable amounts from the previous ninety days sales. The Company believes that the continuity of accounts receivable indicates that the accounts receivable of EDI are of a nature similar to those of USVT and that collection cycles and bad debt as a percentage of sales are also similar.

     Equipment increased to $235,778 at year end fiscal 2000 from $51,262 at year end fiscal 1999 due to equipment acquired on the acquisition of EDI. Goodwill was

$1,971,515 at year end fiscal 2000 as adjusted for $63,464 in accumulated amortization. The Company is amortizing goodwill from the acquisition of EDI over a ten year period. The balance represents the difference between the consideration given upon acquisition of EDI of $2,324,610 of Company common shares and $143,381 of EDI stock options exchanged for Company stock options and the $596,733 in assets on the books of EDI at the time of acquisition as adjusted for assumed liabilities of $114,496 and non-controlling interest of $46,874.

     Accounts payable increased from $415,242 at year end fiscal 1999 to $440,501 at year end fiscal 2000. The Company believes that the continuity of accounts payable indicates that the accounts payable cycle of EDI is of a similar nature to that of USVT.

     Telecom taxes payable decreased from $65,303 at year end fiscal 1999 to $38,973 at year end fiscal 2000 representing a reduction in telecom taxes as a percentage of total sale combined with a drop in telecom sales. Commissions payable decreased from $64,066 at year end fiscal 1999 to $21,209 at year end fiscal 2000 due to a lower percentage of commissionable sales as a percentage of total sales.

     During fiscal year 2000 share capital increased by $2,589,237 consisting of $2,324,610 paid in consideration of the acquisition of EDI and $264,627 received in cash on exercise of stock options.

     The Company's business activities and operations have been funded to date through, among other things, revenues from operations, which were $5,293,937 for the year ended December 31, 2000. See "Selected Financial Data."

     Since the acquisition of all of the issued and outstanding shares of USTV on July 11, 1996 and through December 31, 2000, the Company has also issued its common shares in the following transactions:


                                           Summary of Transactions
                                           -----------------------
                                                                            Number of           Total Price of
                                                                            Shares              Shares (in US$)
                                                                         --------------------------------------
Balance of the Company at July 11, 1996                                      1,985,000                993,700
Issued to effect business combination with USVT                              4,089,910                 51,320
Issued for cash at $1.01 per share (Private Placement)                       1,794,628              1,802,651
Issued for finders fee for private placement                                    21,739                      -
Issued for cash at $0.36825 per share (Private Placement)                    1,150,000                423,488
Issued for cash at $0.4735 per share (Exercise of Option)                      100,000                 47,349
Issued for cash at $0.3061 per share (Exercise of Option)                      100,000                 30,618
Issued for cash at $0.6912 per share (Exercise of Option)                       10,000                  6,912
Issued for cash at $0.4735 per share (Exercise of Option)                      145,000                 68,656
Issued for cash at $0.1771 per share (Exercise of Option)                      478,000                 84,583
Issued for cash at $0.2700 per share (Exercise of Option)                      100,000                 27,000
Issued for cash at $0.1933 per share (Exercise of Option)                      100,000                 19,334
Issued for cash at $0.2864 per share (Exercise of Option)                      505,000                134,874
Issued for cash at $0.3509 per share (Exercise of Option)                      255,000                 89,474
Issued for cash at $0.3222 per share (Exercise of Option)                       65,000                 20,945
Issued to effect acquisition of Exstream Data                                2,703,036              2,324,610
                                                                           ------------            ------------
         TOTAL                                                              13,602,313             $6,125,514
                                                                           ============            ============

     The following is a summary of the share purchase options exercised from January 1, 1998 through December 31, 2000:

                                             Date of              Number of          Exercise Price     Proceeds (in
                                             Exercise             Shares             (in US$)           US$)
    -----------------------------------------------------------------------------------------------------------------
    Director                                  6/12/98             100,000             $0.4752            $47,519
    Director                                  6/12/98             100,000              0.3055             30,548
    Employee                                  6/22/98              10,000              0.6924              6,924
    Director                                  7/10/98              15,000              0.4745              7,118
    Director                                  7/10/98              15,000              0.4745              7,118
    Director                                  7/10/98              15,000              0.4745              7,118
    Employee                                  7/10/98             100,000              0.4745             47,450
    Director                                  3/19/99             350,000              0.1771             62,000
    Director                                  5/12/99              78,000              0.1731             13,500
    Director                                  5/12/99              10,000              0.1833              1,833
    Director                                  5/20/99               5,000              0.1833                917
    Director                                  9/07/99             100,000              0.2700             27,000
    Director                                  9/27/99               5,000              0.1833                917
    Employee                                 10/29/99               5,000              0.1833                917
    Employee                                 12/15/99              25,000              0.1800              4,500
    Director                                  1/10/00              40,000              0.1933              7,734
    Director                                  1/13/00              30,000              0.1933              5,800
    Director                                  1/14/00              27,500              0.2864              7,877
    Director                                  1/14/00             105,000              0.2864             20,301
    Director                                  1/19/00              27,500              0.2864              7,877
    Employee                                  1/20/00              40,000              0.2864             11,457
    Officer                                   1/20/00              10,000              0.1933              1,933
    Director                                  1/24/00              25,000              0.2864              7,161
    Director                                  1/24/00             100,000              0.2864             28,643
    Director                                  1/24/00             140,000              0.3509             49,123
    Director                                  1/24/00              80,000              0.2864             22,915
    Director                                  2/07/00              70,000              0.2864             20,050
    Director                                  2/07/00             115,000              0.3509             40,351
    Director                                  2/07/00              65,000              0.3222             20,945
    Director                                  2/15/00              30,000              0.2864              8,593
    Director                                  3/10/00              20,000              0.1933              3,867
    -----------------------------------------------------------------------------------------------------------------
    TOTAL                                                        1,858,000                              $530,003
                                                                 ---------                              --------

     All of the share purchase options were exercised by officers, directors and employees of the Company.

     Although the Company believes it has sufficient working capital and will receive sufficient revenues from operations to fund its operations, there can be no assurance that the Company's actual expenditures will not exceed projected expenditures or that the Company will have sufficient revenues from operations to meet its actual expenditure requirements. In addition, the Company may require additional working capital if the Company elects to aggressively expand into new geographic markets or offers new products and services to end users. If the Company's revenues from operations are insufficient to fund its operations, there can also be no assurance that additional financing, if any, will be available on terms acceptable to the Company. If the actual expenditures for such cost exceed the estimated costs or if events occur that require additional expenditures, the Company will be required to raise additional financing or to defer expenditures to meet other obligations. The failure to meet certain expenditures may cause the Company to default on material obligations and such default may have a material adverse effect on the Company's business and results of operations.

OTHER MATTERS

     E*Comnetrix Inc. (the "Company") is formed under the Canada Business Corporations Act. Prior to June 19, 2000 the Company was incorporated under the Company Act of British Columbia, Canada as USV Telemanagement Inc. The Company's financial results are quantified in U.S. dollars and a majority of the Company's obligations and expenditures with respect to its operations are incurred in U.S. dollars. In the past, the Company has raised equity funding through the sale of securities denominated in Canadian dollars, and the Company may in the future raise additional equity funding or financing denominated in Canadian dollars. Although the Company does not believe it currently has any materially significant market risks relating to its operations resulting from foreign exchange rates, if the Company enters into financing or other business arrangements denominated in currency other than the U.S. dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     The Company currently has no long-term debt obligations. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. In the event the Company experiences substantial growth in the future, the Company's business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

     Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and 138, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value for fiscal quarters of fiscal years beginning after June 15, 2000. As the Company has no derivative instruments outstanding at December 31, 2000, it has determined that these SFAS will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows on adoption.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included in pages F-1 through F-19 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.



PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     All of the directors of the Company are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with the Company's Articles or the Canada Business Corporations Act. The Company's last annual regular general meeting was held on May 3, 2000. The Company's executive officers are appointed by and serve at the pleasure of the Board of Directors.

     On September 27, 1999, the Board of Directors of the Company appointed Mark
M. Smith as President and Carolee Nichols as Chief Financial Officer and Secretary. J. Erik Mustad remained as Chairman of the Board and Chief Executive Officer. On June 26, 2000 Carolee Nichols was removed as Chief Financial Officer and Secretary and Mark M. Smith was appointed as Chief Financial Officer and Secretary.

     As of December 31, 2000, the following persons were directors and/or executive officers of the Company:

Name and present office held            Director/Officer            Principal occupation and if not
                                        since (2)                   at present an elected director,
                                                                    occupation during the preceding
                                                                    five years
-------------------------------------------------------------------------------------------------------
J. Erik Mustad                          July 11, 1996               Chairman and CEO, E*Comnetrix Inc.
Green Brae, California
U.S.A.
Chief Executive Officer and
Director

Mark M. Smith (1)                       July 11, 1996               President, Chief Financial Officer and
Sparks, Nevada U.S.A.                                               Secretary, E*Comnetrix Inc.
President, Chief Financial
Officer and Director

Joseph Karwat                           September 18, 2000          President, Exstream Data Inc.
Oakland, California U.S.A.
Director

Stuart Rogers (1)                       October 11, 1995            November, 1990 to present, President,
Coquitlam, B.C. Canada                                              West Oak Capital Group, a corporate
Director                                                            finance and venture capital company

Trevor Gibbs (1)                        December 20, 1995           1993 - 1998, Director Brimm Energy
North Vancouver, B.C.                                               Corp.; September, 1994 to 1996, Senior
Canada                                                              Vice-President Northstar Trade Finance
Director                                                            Corp., 1989 to 1994, Director, Export
                                                                    Finance, B.C. Trade and Development
                                                                    Corporation

Thomas Wharton(1)                       December 20, 1995           Self-employed Businessman
Vancouver, B.C. Canada
Director
-----------------------------------

(1)  Member of the Company's audit committee.
(2) Directors and officers serve until their successors are nominated and appointed.


J. Erik Mustad, Chief Executive Officer and Director, Age 60

     Mr. Mustad has over 30 years of experience in the telecommunications services industry, serving in a broad range of executive positions with several public and privately held companies. Since 1975, he has been an investor in various start-up ventures and has materially contributed to the successful development, growth and public offering of over $500 million of market capitalization in telecommunications stock.

     Mr. Mustad was a founder of Centex Telemanagement, Inc. and participated in its initial public offering in 1987. Subsequently, Centex was acquired by WorldCom, Inc., (NMS:WCOM), the second largest long distance carrier in the U.S.

     Mr. Mustad was an investor in Phoenix Network, Inc. and responsible for all sales and marketing during a time when Phoenix Network experienced 400% growth within a 2-year time frame. Phoenix Network, Inc. was acquired by Qwest Communications International Inc. (NMS:Q) in 1998.

     In 1975,  he formed  his own  interconnect  company,  TCI,  Inc.  Under his
leadership,   TCI  was  acquired  in  1981  by   Inter-Tel,   Inc.   (NMS:INTL).
Subsequently, Mr. Mustad served as director of Inter-Tel.


Mark M. Smith, President, Chief Financial Officer  and Director, Age 42

     Mr. Smith has over 15 years of experience in the telecommunications and venture capital industries, and has served in a variety of executive positions with several public and privately held companies. He has been a financial consultant providing strategic planning in public markets and finance. He joined the Company as its acting Chief Financial Officer and subsequently assumed the role of President in September 1999.

     During his business tenure, Mr. Smith has spent considerable time advising small cap public companies with respect to the public markets and has orchestrated and negotiated international agreements with large telecommunications and investment banking firms.

     From 1990 to 1992, he was Professor of Corporate Finance at California State University. Prior to this position, he was associated with Richland Partners, a venture capital firm specializing in technology investments. Mr. Smith performed research for the Pension Research Institute in 1989 and 1990 and received his Masters degree in International Finance in 1990. For his research work in global asset management, he received a Wall Street Journal Award. Mr. Smith is a member of the Association for Investment Management and Research.


Joseph Karwat, Director, Age 48

     Mr. Karwat was appointed as a director of the Company upon its acquisition of Exstream Data, Inc. in September 2000. Mr. Karwat founded Exstream Data and has served as its President since that time.

     Prior to founding Exstream Data, Mr. Karwat was employed by The FaxPlus Corporation as a product development manager for the firm's PC-based public fax kiosks. Previously, Mr. Karwat held product development and management positions with PNC Financial and Bank of America. During his banking career, Mr. Karwat led the development and/or market introduction of numerous interactive on-line banking systems.

     From 1995 to 1996, Mr. Karwat served as a Director of publicly traded speech recognition software company, Kolvox Communications, Inc. He regularly speaks on a wide variety of topics concerning electronic communications.

Over the period 1996-97, Mr. Karwat served a two-year term on the City of Oakland's telecommunications Advisory Committee. He has been an active member of the Oakland Chamber of Commerce for many years.

     Mr. Karwat holds an MBA in Finance from Boston University and a BA in Economics from the University of Buffalo.


Stuart Rogers, Director, Age 44

     Mr. Rogers, founder of his own investment banking firm West Oak Capital Group, Inc., was appointed as a director of the Company in 1995. West Oak Capital Group is primarily focused on arranging public listings through mergers or Initial Public Offerings on the CDNX.

     Prior to founding West Oak Capital Group, Mr. Rogers was vice president of The Genesis Group, a technology consulting company. Concurrent with his role in both Genesis Group and West Oak Capital Group, he was a Director and Vice President for Brimm Energy Corporation, a NASDAQ small cap listed company.

     Mr. Rogers is currently a Director of Westfort Energy Ltd., an oil and gas company listed on The Toronto Stock Exchange.

     In the past five years, Mr. Rogers has been a Director of Leopardus Resources Ltd., a CDNX listed company, Randsburg International Gold Corporation, a CDNX listed company, AVC Venture Capital Corporation, a CDNX listed company, Cusil Venture Corporation, a CDNX listed company, and Consolidated Global Cable Systems, Inc., a CDNX listed company.


Trevor Gibbs, Director, Age 59

     Mr. Gibbs is a principal with The Osborne Group, acting as a financial mentor to information technology and biomedical companies with over 25 years experience in finance, venture capital and public markets. Prior to joining the Osborne Group he was Chief Operating Officer of Odyssey Petroleum Corporation.

     From 1993 to 1998, Mr. Gibbs was a Director of Brimm Energy Corporation.


Thomas Wharton, Director, Age 58

     Mr. Wharton, a professional in the medical field, was appointed as a director of the Company in 1995. Since 1983, he has run his own consultancy firm, T. Wharton and Associates, Ltd., which focuses on policy review, operations procedures, quality assurance and executive evaluation in private sector healthcare.

     Mr. Wharton is currently a director of West Oak/Telesis and Cusil Venture Corporation, both CDNX listed companies.

     In the past five years, Mr. Wharton has been a Director of Conquistador Mines. Ltd. and Zahara Petroleum.

     Members of the Board of Directors are elected by the holders of the Company's common shares to represent the interests of all shareholders. The Board of Directors meets periodically to review significant developments affecting the Company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself.

     Board Committees

     The only standing committee of the Board of Directors of the Company is an Audit Committee. The Audit Committee of the Company's Board of Directors currently consists of four (4) individuals, being Mark M. Smith, Stuart Rogers, Trevor Gibbs and Thomas Wharton. This committee is directed to review the scope, cost and results of the independent audit of the Company's books and records, the results of the annual audit with management and the adequacy of the Company's accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by the Company's independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting or financial matters. Such reviews are carried out with the assistance of the Company's auditors and senior financial management. None of the Company's directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company.

     Board and Committee Meetings

     During 2000, the Board of Directors met 17 times including participants by telephone. Each director attended all of the Board meetings and meetings of Committees on which they served. During 2000, the Audit Committee met once.

     Subsequent to December 31, 2000, the Board of Directors met 5 times.

     There are no arrangements or understandings among any of the directors or officers of the Company regarding their election as directors or officers.


     Section 16(a) Beneficial Ownership Reporting Compliance

     Subsequent to the year ended December 31, 2000, the Company determined that it no longer qualified as a foreign private issuer as defined under Rule 3b-4 of the Exchange Act. Accordingly, no reports pursuant to Section 16(a) of the Exchange Act were required to be filed during the most recent fiscal year.


ITEM 10. EXECUTIVE COMPENSATION.

     Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors makes separate remuneration to any director undertaking services on behalf of the Company other than services ordinarily required of a director. Other than indicated below, no director received any compensation for his services as a director, including any committee participation or special assignments.

     The Company grants stock options to directors, executive officers and employees. See "Options and Warrants to Purchase Securities from the Registrant or Subsidiary."

     The following table sets forth the compensation paid to the Company's Named Executive Officers for the years indicated. No other Named Executive Officer of the Company earned a salary and bonus for such fiscal year in excess of $100,000.


-----------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation                Long Term Compensation
                                       -----------------------------   -----------------------------------
                                                                                Awards            Payouts
                                                                       ------------------------   --------
                                                                       Securities    Restricted
                                                             Other        Under      Shares or
                                                            Annual      Options/     Restricted              All Other
                                                          Compensation   SARs(2)    Share Units   LTIP(3)    Compensation
Name and Principal                   Salary(1)    Bonus       ($)        Granted        ($)        Payouts      ($)
     Position          Year Ended       ($)        ($)                     (#)                       ($)
-----------------------------------------------------------------------------------------------------------------------
 J. Erik Mustad          2000/12/31    $204,000      Nil     Nil        1,225,000       Nil         Nil         Nil
 Chairman & Chief        1999/12/31    $270,000      Nil     Nil          490,000       Nil         Nil         Nil
 Executive Officer       1998/12/31    $120,000      Nil     Nil              Nil       Nil         Nil         Nil

 Mark M. Smith           2000/12/31    $239,800      Nil     Nil        2,225,000       Nil         Nil         Nil
 President               1999/12/31    $243,600      Nil     Nil          490,000       Nil         Nil         Nil
 Chief Financial         1998/12/31    $123,600      Nil     Nil              Nil       Nil         Nil         Nil
 Officer

 Joseph Karwat           2000/12/31     $58,750      Nil     Nil          525,000       Nil         Nil         Nil
 President
 Exstream Data

 Carolee Nichols         2000/12/31     $52,474      Nil     Nil              Nil       Nil         Nil         Nil
 (4)                     1999/12/31     $97,750      Nil     Nil           50,000       Nil         Nil         Nil
 Secretary & Chief
 Financial Officer.
------------------------

(1)  All dollar amounts are in US dollars.

(2) "SAR" or "stock appreciation right" means a right granted by the Company, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of publicly traded securities of the Company. Does not include 250,000 SAR's granted to Mr. Smith on March 10, 2000, which were cancelled on November 7, 2000.
(3) "LTIP" or "long term incentive plan" means any plan that provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.
(4) Appointed an officer of the Company on September 27, 1999 and resigned officer of the Company on June 26, 2000.

     Compensation of Directors

     The Company has no standard arrangement pursuant to which any of the other directors are compensated by the Company for their services in their capacity as directors except for the granting from time to time of incentive stock options.


OPTION GRANTS

     The aggregate direct remuneration paid or payable by the Company and its subsidiaries to the directors and Named Executive Officers of the Company, for their services in all capacities, during the fiscal year ended December 31, 2000 was $555,024.

     The following table sets forth information regarding stock option grants to the Company's executive officers and directors during the year ended December 31, 2000:

Individual                                                Option Grants
----------                                                -------------
   (a)                                   (b)                    (c)                  (d)                 (e)
                                                        % of Total Options
                                 Number of Securities       Granted to
                                  Underlying Options    Employees in Fiscal   Exercise or Base
Name                                 Granted (#)             Year(3)          Price ($/Sh)(4)(5)    Expiration Date
--------------------------------------------------------------------------------------------------------------------
J. Erik Mustad                        500,000                 10.7%               $4.4375(1)          2/25/2003
                                      250,000                  5.3%               $1.00(1)            6/26/2005
                                      100,000                  2.1%               $1.00(1)            9/15/2002
                                      375,000                  8.0%               $1.00(1)            9/29/2004

Mark M. Smith                         500,000                 10.7%               $4.4375(1)          2/25/2005
                                      750,000                 16.0%               $7.00(1)            3/09/2005
                                      250,000                  5.3%               $1.00(1)            6/26/2005
                                      100,000                  2.1%               $1.00(1)            9/15/2002
                                      625,000                 13.4%               $1.00(1)            9/29/2004

Joseph Karwat                         200,000                  4.3%               $6.0625(1)          2/08/2002
                                      325,000                  6.7%               $1.00(1)            6/26/2005

Carolee Nichols                        25,000                    -(6)             $5.00(2)            4/01/2003

West Oak Capital Group Inc.            40,000                    -(6)             $3.00               2/25/2003
(Stuart Rogers)                        20,000                    -(6)             $1.00               6/20/2002

Trevor Gibbs                            5,000                    -(6)             $3.00               4/19/2003
                                        5,000                    -(6)             $1.00               6/20/2002

Thomas Wharton                          5,000                    -(6)             $3.00               4/19/2003
                                        5,000                    -(6)             $1.00               6/20/2002
-------------------------

(1)  Repriced to $0.50 per share on March 14, 2001.
(2)  Repriced to $3.00 per share on April 19, 2000. Cancelled on June 30, 2000.
(3) Based on options exercisable to acquire a total 4,674,515 shares to officers, directors, employees and consultants.
(4)  As of the date of grant.
(5) The exercise price per share was equal to or greater than the fair market value of the common shares on the date of grant as determined by the Board of Directors.
(6)  Less than one percent (1%).

OPTION EXERCISES

     The following table sets forth details of each exercise of stock options during the financial year ended December 31, 2000 by any of the Named Executive Officers, and the financial year end value of unexercised options on an aggregate basis.

     During the Company's most recently completed fiscal year ended December 31, 2000, and through the first fiscal quarter of the Company's fiscal year 2001 ending March 31, 2001, no options and other rights to purchase securities of the Company were exercised by the directors and executive officers of the Company other than as set forth below.

                                                                                                       Value of
                                                                                                  Unexercised in the
                                     Securities                        Unexercised Options         Money-Options at
                                      Acquired        Aggregate            at FY-End(#)               FY-End(#)
                                         on             Value             Exercisable/             ($) Exercisable/
       Name                          Exercise(#)     Realized($)(1)       Unexercisable             Unexercisable(2)
   -----------------------------------------------------------------------------------------------------------------
   J. Erik Mustad                      240,000          $956,520      1,225,000(exercisable)       Nil(exercisable)
                                                                         Nil (unexercisable)       Nil (unexercisable)

   Mark M. Smith                       455,000        $1,946,343      2,225,000 (exercisable)      Nil (exercisable)
                                                                          Nil (unexercisable)      Nil (unexercisable)

   Joseph Karwat                           Nil               Nil        525,000 (exercisable)      Nil (exercisable)
                                                                          Nil (unexercisable)      Nil (unexercisable)

   Carolee Nichols                      25,000          $100,950          Nil (exercisable)        Nil (exercisable)
                                                                          Nil (unexercisable)      Nil (unexercisable)

   West Oak Capital Group Inc.         140,000          $262,260         60,000 (exercisable)      Nil (exercisable)
   (Stuart Rogers)                                                       Nil (unexercisable)       Nil (unexercisable)

   Trevor Gibbs                                                          10,000 (exercisable)      Nil (exercisable)
                                           Nil               Nil         Nil (unexercisable)       Nil (unexercisable)

   Thomas Wharton                       15,000           $21,270         10,000 (exercisable)      Nil (exercisable)
                                                                         Nil (unexercisable)       Nil (unexercisable)
----------------------------------

(1)  Based on NASD OTCBB closing price on the date of exercise.
(2) In-the-money options are those where the market value of the underlying securities at the fiscal year-end exceeds the exercise price of the options. The closing price of the Company's shares on December 29, 2000, being the last day the Company's common shares traded during 2000 on the NASD Over the Counter Bulletin Board, was $0.25.


     Report on Repricing of Options

     On April 19, 2000, June 26, 2000 and March 16, 2001, the Board of Directors determined that it was in the best interest of the Company to reprice issued and outstanding stock options. The Company's Board of Directors approved a stock option repricing program. Under the program, certain holders of stock options, including directors and Named Executive Officers, were entitled to exchange their existing stock options for a repriced stock options to purchase the same number of shares at an exercise price of $3.00 per share on April 19, 2000, $1.00 per share on June 26, 2000 and $0.50 per share on March 16, 2001. At each repricing, the new exercise price exceeded the then market price of the Company's common shares. Other than the lower exercise price, each repriced stock option under the repricing program has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 2,075,000 common shares were repriced on April 19, 2000, options to purchase a total of 2,010,000 common shares were repriced on June 26, 2000, and options to purchase a total of 4,936,440 common shares were repriced on March 16, 2001. The Board of Directors approved the stock option repricing program as a result of the significant reduction in the price of the Company's common shares in fiscal 2000. The Board determined that the Company's existing stock options no longer provided meaningful incentive to the option holders to remain in the Company's employ and to maximize shareholder value. The existing stock options had exercise prices of between $1.00 per share and $7.00 per share, which exercise prices exceeded the trading prices of the Company's common shares for a substantial majority of the time from January 2000 until the date that each option repricing program was approved. The Board determined that the exchange of new stock options with a lower exercise price for the existing stock options would once again provide incentive to the Company's officers, directors and employees to continue to provide services to the Company and to maximize shareholder value.

     Repricing of Options

     During  the  Company's  fiscal  year  ended  December  31,  2000,   options
previously granted to four (4) Named Executive Officers were amended as to exercise price only.

     By agreement dated January 25, 2000, the Company granted to J. Erik Mustad options to purchase up to five hundred thousand (500,000) common shares at a price of four dollars and forty three and three quarters cents ($4.4375) per common share (the "January 25, 2000 Mustad stock options"). Pursuant to amendments to the agreement, on April 19, 2000, the exercise price of the January 25, 2000 Mustad stock options was reduced to three dollars ($3.00) per common share, on June 26, 2000, the exercise price was reduced to one dollar ($1.00) per share, and on March 16, 2001, the exercise price was reduced to fifty cents ($0.50) per common share.

     By agreement dated June 26, 2000, the Company granted to J. Erik Mustad options to purchase up to two hundred and fifty thousand (250,000) common shares at a price of one dollar ($1.00) per common share (the "June 26, 2000 stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the June 26, 2000 stock options was reduced to fifty cents ($0.50) per common share.

     By agreement dated September 15, 2000, the Company granted to J. Erik Mustad options to purchase up to one hundred thousand (100,000) common shares at a price of one dollar ($1.00) per common share (the "September 15, 2000 Mustad stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 15, 2000 Mustad stock options was reduced to fifty cents ($0.50) per common share.

     By agreement dated September 29, 2000, the Company granted to J. Erik Mustad options to purchase up to three hundred seventy five thousand (375,000) common shares at a price of one dollar ($1.00) per common share (the "September 29, 2000 Mustad stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 29, 2000 Mustad stock options was reduced to fifty cents ($0.50) per common share.

     By agreement dated January 25, 2000, the Company granted to Mark M. Smith options to purchase up to five hundred thousand (500,000) common shares at a price of four dollars and forty three and three quarters cents ($4.4375) per common share (the "January 25, 2000 Smith stock options"). Pursuant to amendments to the agreement, on April 19, 2000, the exercise price of the January 25, 2000 Smith stock options was reduced to three dollars ($3.00) per common share, on June 26, 2000, the exercise price was reduced to one dollar ($1.00) per share, and on March 16, 2001, the exercise price was reduced to fifty cents ($0.50) per common share.

     By agreement dated March 10, 2000, the Company granted to Mark M. Smith options to purchase up to seven hundred and fifty thousand (750,000) common shares at a price of seven dollars ($7.00) per common share (the "March 10, 2000 stock options"). Pursuant to amendments to the agreement, on April 19, 2000, the exercise price of the March 10, 2000 stock options was reduced to three dollars ($3.00) per common share, on June 26, 2000, the exercise price was reduced to one dollar ($1.00) per share, and on March 16, 2001, the exercise price was reduced to fifty cents ($0.50) per common share.

     By agreement dated June 26, 2000, the Company granted to Mark M. Smith options to purchase up to two hundred and fifty thousand (250,000) common shares at a price of one dollar ($1.00) per common share (the "June 26, 2000 Smith stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the June 26, 2000 Smith stock options was reduced to fifty cents ($0.50) per common share.

     By agreement dated September 15, 2000, the Company granted to Mark M. Smith options to purchase up to one hundred thousand (100,000) common shares at a price of one dollar ($1.00) per common share (the "September 15, 2000 Smith stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 15, 2000 Smith stock options was reduced to fifty cents ($0.50) per common share.

     By agreement dated September 29, 2000, the Company granted to Mark M. Smith options to purchase up to six hundred twenty five thousand (625,000) common shares at a price of one dollar ($1.00) per common share (the "September 29, 2000 Smith stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 29, 2000 Smith stock options was reduced to fifty cents ($0.50) per common share.

     By agreement dated February 8, 2000, the Company granted to Joseph Karwat options to purchase up to two hundred thousand (200,000) common shares at a price of six dollars and six and one quarter cents ($6.0625) per common share (the "February 8, 2000 stock options"). Pursuant to amendments to the agreement, on April 19, 2000, the exercise price of the February 8, 2000 stock options was reduced to three dollars ($3.00) per common share, on June 26, 2000, the exercise price was reduced to one dollar ($1.00) per share, and on March 16, 2001, the exercise price was reduced to fifty cents ($0.50) per common share.

     By agreement dated June 26, 2000, the Company granted to Joseph Karwat options to purchase up to three hundred twenty five thousand (325,000) common shares at a price of one dollar ($1.00) per common share (the "June 26, 2000 Karwat stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the June 26, 2000 Karwat stock options was reduced to fifty cents ($0.50) per common share.

     By agreement dated April 1, 2000, the Company granted to Carolee Nichols options to purchase up to twenty five thousand (25,000) common shares at a price of five dollars ($5.00) per common share (the "April 1, 2000 stock options"). Pursuant to an amendment to the agreement, on April 19, 2000, the exercise price of the April 1, 2000 stock options was reduced to three dollars ($3.00) per common share. The April 1, 2000 stock options were cancelled under their terms on June 30, 2000.

     Stock Option Plan

     On May 17, 1999, the board of directors of the Company approved the Company's Stock Option Plan (1999) (the "1999 Plan"). The 1999 Plan subsequently received shareholder approval. Under the 1999 Plan, options may be granted to directors, officers, employees and others providing substantial services to the Company and its affiliates to purchase from the Company such number of its common shares as the board of directors of the Company may designate. Options may be granted to acquire common shares up to but not exceeding an aggregate of 1,900,000 common shares under the 1999 Plan.

     Pursuant to section 11 of the 1999 Plan, the Board of Directors has the power to amend the 1999 Plan.

     On March 30, 2000, the board of directors of the Company amended the Company's 1999 Plan and renamed it the Amended and Restated Stock Option Plan
(2000) (the "2000 Plan"). The 2000 Plan increased the number of common shares available for issuance from the 1,900,000 common shares available under the 1999 Plan to a total of 5,000,000 common shares available under the 2000 Plan. The 2000 Plan, received shareholder approval at the Company's annual meeting held on May 3, 2000. On November 3, 2000, the board of directors of the Company amended the 2000 Plan (the "Amended 2000 Plan"). The Amended 2000 Plan increased the number of common shares available for issuance from the 5,000,000 common shares available under the 2000 Plan to a total of 8,000,000 common shares available under the Amended 2000 Plan.

     As of December 31, 2000, there were options to purchase 1,770,960 common shares issued and outstanding under the Amended 2000 Plan, 1,060,000 common shares have been issued pursuant to options granted and 5,169,040 common shares were available for issuance upon the exercise of options granted or to be granted after December 31, 2000 under the Amended 2000 Plan. The Company intends to seek shareholder approval for the Amended 2000 Plan at the next annual meeting of shareholders.

     All of the remaining options available for grant pursuant to the terms of the Amended 2000 Plan may be granted without further regulatory or shareholder approvals, however, unless the Amended 2000 Plan obtains shareholder approval, the stock options granted under the Plan may fail to qualify as incentive stock options under the U.S. Internal Revenue Code of 1986, as amended.

     Employment and Employee Incentive Contracts

     The Company has no plan or arrangement whereby any Named Executive Officer may be compensated in an amount exceeding $100,000 in the event of that officer's resignation, retirement or other termination of employment, or in the event of a change of control of the Company or a subsidiary or a change in the Named Executive Officer's responsibilities following such a change of control, except as set out below:

     Pursuant to a consulting services agreement (the "Mustad Agreement") dated January 1, 2000, as amended April 19, 2000, effective June 1, 2000, between J. Erik Mustad ("Mustad") and the Company, Mustad will provide certain services to the Company in consideration of $16,500 per month through May 31, 2000 and $17,500 per month thereafter. The Mustad Agreement as amended will expire December 31, 2001 (the "Initial Term") and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had Mustad been engaged for the entire Initial Term, payable at a rate of $17,500 per month. In the event of termination by the Company after the Initial Term other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had Mustad been engaged for the entire then current term, payable at a rate of $17,500 per month. In the event of termination other than for cause, Mustad will be paid a severance payment in the amount of $50,000 in addition to any other fees due under the Mustad Agreement.

     Pursuant to a consulting services agreement (the "Smith Agreement") dated January 1, 2000 and as amended April 19, 2000 for an effective of June 1, 2000, between Interven Capital Corporation ("Interven"), Mark M. Smith ("Smith") (Interven and Smith are referred to collectively as the "Consultant") and the Company, the Consultant will provide certain services to the Company in consideration of the Company paying to Consultant $15,000 per month through May 31, 2000 and $20,500 per month thereafter. The Smith Agreement as amended will expire December 31, 2002 (the "Initial Term") and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term, payable at a rate of $20,000 per month. In the event of the termination by the Company after the Initial Term other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire then current term, payable at a rate of $20,000 per month. In the event of termination other than for cause, Interven will be paid a severance payment in the amount of $50,000 in addition to any other fees due under the Smith Agreement.

     Pursuant to an employment agreement (the "Karwat Agreement") dated August 7, 2000, between Joseph Karwat ("Karwat") and the Company, Karwat will provide certain services to the Company in consideration of $12,500 per month on an "at will" basis. Under the Karwat Agreement, in the event of termination of Karwat by the Company other than for cause, including constructive dismissal, the Company must pay to Karwat a single lump sum severance payment of One Hundred and Fifty Thousand dollars ($150,000).

     Director Compensation

     The Company does not currently pay any cash compensation to directors for serving on its Board of Directors, however it does reimburse directors for out-of-pocket expenses for attending board and committee meetings. The Company's independent directors receive stock options to purchase common shares of the Company as compensation for their service as directors. The terms of stock option grants made to independent directors are determined by the Board of Directors. See "Option Grants." The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors.

     Indemnification of Directors, Officers and Others

     The by-laws of the Company provide that subject to the provisions of the Canada Business Corporations Act, the Company may indemnify a director or officer or former director or officer of the Company or of a corporation of which the Company is or was a shareholder or creditor and the heirs and legal representatives of any such person against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by him or them in respect of any civil, criminal or administrative action or proceeding to which he is or they are made a party by reason of his being or having been a director or officer of the Company or a director or officer of such corporation, including any action brought by the Company or any such corporation. Each director or officer of the Company, upon being elected or appointed, shall be deemed to have contracted with the Company on the terms of the indemnity set forth in the Company's by-laws.

     The by-laws of the Company further provide that the failure of a director or officer of the Company to comply with the provisions of the Canada Business Corporations Act or of the articles or the by-laws of the Company shall not invalidate any indemnity to which he is entitled to under the Company's by-laws.

     The by-laws of the Company further provide that the directors of the Company may cause the Company to purchase and maintain insurance for the benefit of any person who is or was serving as a director, officer, employee or agent of the Company or as a director, officer, employee or agent of any corporation of which the Company is or was a shareholder and his heirs or personal representatives, against any liability incurred by him as such director, officer, employee or agent.

     Under the Canada Business Corporations Act, except in respect of an action by or on behalf of the Company to procure a judgment in its favor, the Company may indemnify a director or officer of the Company, a former director or officer of the Company or a person who acts or acted at the Company's request as a director or officer of a body corporate of which the Company is or was a shareholder or creditor, and his heirs and legal representatives, against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been a director or officer of the Company or body corporate if he acted honestly and in good faith with a view to the best interests of the Company and, in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

     Further under the Canada Business Corporations Act, the Company may, with the approval of a court, indemnify a director or officer of the Company, a former director or officer of the Company or a person who acts or acted at the Company's request as a director or officer of a body corporate of which the Company is or was a shareholder or creditor, and his heirs and legal representatives, in respect of an action by or on behalf of the Company or body corporate to procure a judgment in its favor, to which he is made a party by reason of being or having been a director or an officer of the Company or body corporate, against all costs, charges and expenses reasonably incurred by him in connection with such action if he acted honestly and in good faith with a view to the best interests of the Company and, in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

     Further under the Canada Business Corporations Act, a director or officer of the Company, a former director or officer of the Registrant or a person who acts or acted at the Company's request as a director or officer of a body corporate of which the Company is or was a shareholder or creditor, and his heirs and legal representatives, is entitled to indemnity from the Company in respect of all costs, charges and expenses reasonably incurred by him in connection with the defense of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been a director or officer of the Company or body corporate, if the person seeking indemnity was substantially successful on the merits in his defense of the action or proceeding and if he acted honestly and in good faith with a view to the best interests of the Company and, in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

     Further under the Canada Business Corporations Act, the Company may purchase and maintain insurance for the benefit of a director or officer of the Company, a former director or officer of the Company or a person who acts or acted at the Company's request as a director or officer of a body corporate of which the Company is or was a shareholder or creditor, and his heirs and legal representatives, against any liability incurred by him in his capacity as a director or officer of the Registrant, except where the liability relates to his failure to act honestly and in good faith with a view to the best interests of the Company, or in his capacity as a director or officer of another body corporate where he acts or acted in that capacity at the Company's request, except where the liability relates to his failure to act honestly and in good faith with a view to the best interest of the body corporate.

     The Company maintains Directors' and Officers' Liability Insurance for its directors.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company is authorized to issue 60,000,000 shares of which 50,000,000 are common shares without par value ("Common Shares"), and 10,000,000 are Class A Preferred Shares (the "Preferred Shares") without par value. As of December 31, 2000, 13,602,313 Common Shares and no Preferred Shares were issued and outstanding. As of March 31, 2001, 13,509,441 Common Shares and no Preferred Shares were issued and outstanding.

     Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership". Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common shares subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.

     The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Shares as of December 31, 2000 for, each of the Company's directors and executive officers individually, each person or group that the Company knows owns beneficially more than 5% of the Company's Common Shares, and all directors and executive officers as a group. Except as otherwise indicated, the Company believes the beneficial owners of the Common Shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Title of Class          Identity of                     Number of          Percentage of Class(1)
                        Persons or Group              Shares Owned
---------------------- ------------------------ ------------------------ ------------------------
Common Shares          J. Erik Mustad                  2,205,800(2)              14.9%(2)

Common Shares          Mark M. Smith                   2,625,000(3)              16.6%(3)

Common Shares          Stuart Rogers                      60,000(5)               -(4)

Common Shares          Trevor Gibbs                       10,000(6)               -(4)

Common Shares          Thomas Wharton                     10,000(6)               -(4)

Common Shares          Joseph Karwat                   2,252,103(7)              15.9%(7)

Common Shares          Officers and                    7,137,903(8)              40.4%(8)
                       Directors,
                       as a group


(1)  Based on the 13,602,313 shares outstanding as of December 31, 2000.
(2) Includes 980,800 common shares and vested options to acquire 1,225,000 common shares of the Company exercisable within sixty days of December 31, 2000.
(3) Includes 375,000 common shares and vested options to acquire 2,225,000 common shares of the Company exercisable within sixty days of December 31, 2000.
(4)  Less than one percent (1%).
(5) Consists of vested options to acquire 60,000 common shares of the Company exercisable within sixty days of December 31, 2000.
(6) Consists of vested options to acquire 10,000 common shares of the Company exercisable within sixty days of December 31, 2000.
(7) Includes 1,727,103 common shares and vested options to acquire 525,000 common shares of the Company exercisable within sixty days of December 31, 2000.
(8) Includes 3,082,903 common shares and vested options to acquire 4,055,000 common shares of the Company within sixty days of December 31, 2000.

     The following table sets forth information concerning the beneficial ownership of the Company's outstanding common shares as of March 31, 2001 for, each of the Company's directors and executive officers individually, each person or group that the Company knows owns beneficially more than 5% of the Company's common shares, and all directors and executive officers as a group. Except as otherwise indicated, the Company believes the beneficial owners of the common shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.


Title of Class         Identity of                Number of        Percentage of Class(1)
                      Persons or Group           Shares Owned
-------------------- ------------------------ ------------------- ------------------------
Common Shares        J. Erik Mustad,             1,830,800(2)          12.4%(2)
                     Director

Common Shares        Mark M. Smith, Director     2,225,000(3)          14.1%(3)

Common Shares        Stuart Rogers                  60,000(5)             - (4)

Common Shares        Trevor Gibbs                   10,000(6)             - (4)

Common Shares        Thomas Wharton                 10,000(6)             - (4)

Common Shares        Joseph Karwat               2,193,427(7)          15.6%(7)

Common Shares        Officers and                6,329,227(8)          36.0%(8)
                     Directors,
                     as a group


(1)  Based on the 13,509,441 shares outstanding as of March 31, 2001.
(2) Includes 605,800 common shares and vested options to acquire 1,225,000 common shares of the Company exercisable within sixty days of March 31, 2001.
(3) Includes vested options to acquire 2,225,000 common shares of the Company exercisable within sixty days of March 31, 2001.
(4)  Less than one percent (1%).
(5) Includes vested options to acquire 60,000 common shares of the Company exercisable within sixty days of March 31, 2001.
(6) Includes vested options to acquire 10,000 common shares of the Company exercisable within sixty days of March 31, 2001.
(7) Includes 1,668,427 common shares and vested options to acquire 525,000 common shares of the Company exercisable within sixty days of March 31, 2001.
(8) Includes 2,274,227 common shares and vested options to acquire 4,055,000 common shares of the Company exercisable within sixty days of March 31, 2001.


     There are no arrangements known to the Company that may, at a subsequent date, result in a change in control of the Company.

     The Company's Common Shares are issued in registered form. Based on the records of Pacific Corporate Trust Company, the Company's registrar and transfer agent, and a Non-Objecting Beneficial Holder search performed by ADP, as of March 31, 2001, there were one thousand eight hundred sixty eight (1,868) holders of record of the Company's Common Shares. Holders with United States addresses collectively held 7,241,928 Common Shares, or approximately fifty three and six-tenths percent (53.6%) of the Company's 13,509,441 issued and outstanding Common Shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except for (a) the transactions described below, (b) the ownership of the Company's securities, (c) the compensation described herein, and (d) advances to and by certain officers to or from the Company to cover expenses, all of which were reimbursed or repaid without interest, none of the directors, executive officers, holders of ten percent of the Company's outstanding Common Shares, or any associate or affiliate of such person, have, to the knowledge of the

Company, had a material interest, direct or indirect, during the two fiscal years ended December 31, 2000 and 1999, in any transaction or proposed transaction which may materially affect the Company.

     On March 10, 2000, the Company entered into a stock appreciation rights agreement (the "SAR Agreement") with Mark M. Smith pursuant to which the Company awarded to Mr. Smith stock appreciation rights ("SARs") upon two hundred and fifty thousand (250,000) Common Shares, a right that is valid until March 10, 2010, unless terminated earlier in accordance with the terms of the SAR Agreement. The SARs were granted at a price of US$7.00 per Common Share and are exercisable as to one hundred twenty-five thousand (125,000) Common Shares on or after October 1, 2000 and as to another one hundred twenty-five thousand (125,000) common shares on or after April 1, 2001. In the event of a change of control of the Company, this vesting schedule will be accelerated such that all of the SARs may be immediately exercised. Upon the exercise of any SAR, Mr. Smith is entitled to receive, for each SAR exercised, an amount equal to the fair market value of the Company's Common Shares at the time of the exercise less US$7.00. This amount may be paid to Mr. Smith by the Company in cash, in Common Shares of the Company (issued at the fair market value of such common shares at the time of exercise) or in a combination thereof, as determined by the Company in its sole discretion. On November 7, 2000, Mr. Smith voluntarily terminated the SAR Agreement and was paid no compensation for terminating the SAR Agreement.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

                                 EXHIBIT INDEX
                                 -------------
Exhibit
  No.          Description
-------        -----------
 3.1(1)        Certificate of Incorporation for Jackpine Mining Co., Inc., dated
               December 23, 1991,  previously filed as Exhibit 1.1

 3.2(1) Form 1 (Section 5) Company Act Memorandum of Jackpine Mining Co., Inc., dated December 13, 1991, previously filed as Exhibit 1.2

 3.3(1)        Articles  of  Jackpine  Mining  Co.,  Inc.,  previously  filed as
               Exhibit 1.3

 3.4(1) Certificate of name change for USV Telemanagement Inc., dated July 10, 1996, previously filed as Exhibit 1.4

 3.5(1) Province of British Columbia Form 21 (Section 371) Company Act Special Resolution filed July 10, 1996, previously filed as
               Exhibit 1.5

10.1(1) Share Exchange Agreement among certain shareholders of US Voice Telemanagement, Inc. and Jackpine Mining Co., Inc., dated February 1, 1996, as amended February 27, 1996, as amended June 29, 1996, previously filed as Exhibit 3.1

10.2(1) Form of BC Subscription Agreement for Private Placement, dated 1996, previously filed as Exhibit 3.2

10.3(1) Escrow Agreement among the Bank of Nova Scotia Trust Company of New York Jackpine Mining Co., Inc. and certain shareholders, dated June 1, 1996, previously filed as Exhibit 3.3

10.4(1) Form of Telecommunication Service Dealer Agreement by and between USV Telemanagement Inc. and certain dealers, previously filed as
               Exhibit 3.4

Exhibit
  No.          Description
-------        -----------
10.5(1)        Office Lease  Agreement  by and between US Voice  Telemanagement,
               Inc. and  Shoreline  Office  Center  Limited  Partnership,  dated
               February 25, 1994, as amended July 18, 1997,  previously filed as
               Exhibit 3.5

10.6(1)(2)     Service  Agreement  by  and  between  Digital  Communications  of
               America, Inc. and US Voice  Telemanagement,  Inc., dated July 15,
               1994, as amended  December 16, 1998,  previously filed as Exhibit
               3.6

10.7(2)(3)     Telecommunication  Service Agreement by and between Wiltel,  Inc.
               and US Voice Telemanagement, Inc., dated July 15, 1994, as amended December 31, 1998, previously filed as Exhibit 3.7

10.8(1)        Security Agreement by and between US Voice  Telemanagement,  Inc.
               and  Wiltel,  Inc.,  dated  July 20,  1994,  previously  filed as
               Exhibit 3.8

10.9(2)(3)     Integrated  Internet  Access  Service  Agreement  by and  between
               WorldCom  Network  Services,  Inc.  and US Voice  Telemanagement,
               Inc., dated March 17, 1999, previously filed as Exhibit 3.9

10.10(1)(2)    Telecommunication  Service  Agreement  by and  between  IXE  Long
               Distance, Inc. and US Voice Telemanagement,  Inc., dated July 15,
               1996, as amended  December 31, 1998,  previously filed as Exhibit
               3.10

10.11(2)(3)    Network Resell Services  Agreement by and between  Alliance Group
               Services, Inc. and US Voice Telemanagement, Inc., effective March
               31, 1999, previously filed as Exhibit 3.11

10.12(2)(3)    Commercial  Revolving Loan and Security  Agreement by and between
               Alliance Group Services, Inc. and USV Telemanagement Inc., effective March 31, 1999, previously filed as Exhibit 3.12

10.13(1) Consulting Services Agreement by and between J. Erik Mustad and USV Telemanagement Inc., dated January 1, 1998, previously filed as Exhibit 3.13

10.14(1) Consulting Services Agreement by and between Interven Capital Corporation, Mark Smith and USV Telemanagement Inc., dated January 1, 1998, previously filed as Exhibit 3.14

10.15(1) Subscription Agreement by and between USV Telemanagement Inc.and P.E. Development A.S., dated July 3, 1997, previously filed as
               Exhibit 3.15

10.16(1) Nontransferable Share Purchase Warrant of USV Telemanagement Inc. issued to P.E. Development A.S., dated July 16, 1997, as amended December 2, 1998, previously filed as Exhibit 3.16

10.17(1)       Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and J. Erik Mustad, dated February 17, 1999, previously filed as Exhibit 3.17

10.18(1)       Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement  Inc. and Lisa  Barsocchini,  previously  filed as
               Exhibit 3.18

10.19(4) USV Telemanagement, Inc. Stock Option Plan (1999), previously filed as Exhibit 4.1

10.20(4)(5)    USV  Telemanagement,  Inc. Amended and Restated Stock Option Plan
               (2000), previously filed as Exhibit 4.7

10.21(4)(5)    Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and Mark Smith, dated March 10, 2000 as amended April 19, 2000, previously filed as Exhibit 4.1

10.22(4)(5)    Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and Joseph Karwat, dated February 8, 2000, as amended April 19, 2000, previously filed as Exhibit 4.2

Exhibit
  No.          Description
-------        -----------
10.23(4)(5)    Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement  Inc.  and West Oak  Capital  Group,  Inc.,  dated
               January 25, 2000 as amended April 19, 2000,  previously  filed as
               Exhibit 4.3

10.24(4)(5)    Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and Mark Smith, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.4

10.25(4)(5)    Stock   Appreciation   Right   Agreement   by  and   between  USV
               Telemanagement Inc. and Mark Smith, dated March 10, 2000, previously filed as Exhibit 4.5

10.26(4)(5)    Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and J. Erik Mustad, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.6

10.27(4)(5)    Incentive  Stock Option  Agreement  with Trevor Gibbs dated April
               19, 2000, previously filed as Exhibit 4.8

10.28(4)(5)    Incentive Stock Option  Agreement with Thomas Wharton dated April
               19, 2000, previously filed as Exhibit 4.9

10.29(6) Letter of Intent with Exstream Data, Inc., dated February 21, 2000 addressed to Joseph Karwat, previously filed as Exhibit 3.31

10.30(6) Letter of Intent Amendment by and between USV Telemanagement Inc. and Joseph Karwat dated May 1, 2000, previously filed as Exhibit 3.32

10.31(6) Letter of Employment Agreement by and between USV Telemanagement Inc. and Joseph Karwat dated February 21, 2000, previously filed as Exhibit 3.33

10.32(6) Convertible Debenture of Exstream Data, Inc., in favor of holder USV Telemanagement Inc., dated March 27, 2000, previously filed as Exhibit 3.34

10.33(6)       Investment   Banking  Services   Agreement  by  and  between  USV
               Telemanagement Inc. and NC Capital Markets, Inc., dated October 13, 1999, previously filed as Exhibit 3.35

10.34(6) Finder's Fee Agreement by and between USV Telemanagement Inc. and Rosenblum Partners LLC dated February 25, 2000, previously filed as Exhibit 3.36

10.35(6) Subscription Agreement by and between USV Telemanagement Inc. and Trafalgar Resources LLC dated February 25, 2000, previously filed as Exhibit 3.37

10.36(6) Consulting Services Agreement by and between USV Telemanagement Inc. and Interven Capital Corporation and Mark Smith dated June 1, 2000, previously filed as Exhibit 3.38

10.37(6) Consulting Services Agreement by and between USV Telemanagement Inc. and J. Erik Mustad dated June 1, 2000, previously filed as
               Exhibit 3.39

10.38(7) Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously filed as Exhibit 4.10

10.39(7) Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000, previously filed as Exhibit 4.11

10.40(7) E*Comnetrix Inc. Amended and Restated Stock Option Plan (2000), previously filed as Exhibit 4.12

10.41          Form of Amendment to Incentive Stock Option Agreement,dated June
               26, 2000

10.42          Form of  Amendment to Incentive  Stock  Option  Amendment,  dated
               March 16, 2001

10.43 Termination of Stock Appreciation Rights Agreement by and between E*Comnetrix Inc. and Mark Smith, dated November 7, 2000

Exhibit
  No.          Description
-------        -----------
10.44          Employment  Agreement by and between  E*Comnetrix Inc. and Joseph
               Karwat, dated August 7, 2000

10.45          Form of Bonus Compensation Agreement, dated August 21, 2000

10.46 Share Exchange Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

10.47 Share Exchange Agreement by and between certain shareholders of Moving Bytes, Inc. and E*Comnetrix Inc., dated August 7, 2000

10.48 Escrow Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

10.49 Settlement Agreement and Mutual Release by and between and William Perell, Cheryl Harrison doing business as Harrison Design Group, Exstream Data, Inc., Joseph Karwat, Eric Karlson, Robert Dumper and E*Comnetrix, Inc. dated January 19, 2001

10.50          Share  Exchange  Agreement  by  and  between   E*Comnetrix  Inc.,
               Exstream Data Inc., Harrison Design Group and William S. Perell, dated January 19, 2001

23.1           Consent of KPMG LLP for Form S-8
----------------------------
(1)  Previously filed on Form 20-F dated April 20, 1999.
(2) Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
(3)  Previously filed on Form 20-F/A dated June 4, 1999.
(4)  Previously filed on Form S-8 dated September 8, 1999.
(5)  Previously filed on Form S-8 dated May 31, 2000.
(6)  Previously filed on Form 20-F dated June 12, 2000.
(7)  Previously filed on Form S-8 dated November 16, 2000.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors ....................................F-2

Consolidated Balance Sheets .......................................F-3

Consolidated Statements of Operations and Deficit  ................F-4

Consolidated Statements of Cash Flows .............................F-5

Notes to the Consolidated Financial Statements ....................F-6

NDEPENDENT AUDITORS' REPORT

The Board of Directors
E*Comnetrix Inc.


We have audited the accompanying consolidated balance sheets of E*Comnetrix Inc. (formerly USV Telemanagement Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations and deficit and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for each of the years in the two-year period ended December 31, 1999, we conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E*Comnetrix Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Chartered Accountants

Vancouver, Canada
March 2, 2001, except for notes 6(a), 6(i) and 11
which are as of March 13, 2001

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2000 and 1999
--------------------------------------------------------------------------------


                                                                            2000                 1999
--------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                        $  825,859         $   568,419
     Accounts receivables, less allowance for doubtful
       accounts of $58,901 in 2000 and $33,168 in 1999                   924,197             913,937
     Prepaid expenses                                                     79,465              61,399
--------------------------------------------------------------------------------------------------------
     Total current assets                                              1,829,521           1,543,755

Equipment (note 3)                                                       235,778              51,262

Other assets (note 4)                                                      7,765               6,162

Goodwill (net of $63,464 accumulated amortization) (note 5)            1,971,515                   -
--------------------------------------------------------------------------------------------------------
Total assets                                                          $4,044,579         $ 1,601,179
--------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                 $  440,501         $   407,843
     Payroll accrued liabilities                                               -               7,399
     Commissions payable                                                  21,209              64,066
     Telecom taxes payable                                                38,973              65,303
--------------------------------------------------------------------------------------------------------
     Total current liabilities                                           500,683             544,611

Non-controlling interest (note 5)                                         20,276                   -

Stockholders' equity:
     Capital stock (note 6)                                            6,125,514           3,536,277
     Additional paid-in capital (note 6)                                 143,381                   -
     Accumulated deficit                                              (2,745,275)         (2,479,709)
--------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                        3,523,620           1,056,568
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $4,044,579         $ 1,601,179
--------------------------------------------------------------------------------------------------------


Related party transactions (note 7)
Contingency (note 11)


See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                      2000                1999                 1998
-------------------------------------------------------------------------------------------------------
Revenue                                          $  5,293,937         $ 5,277,171          $ 5,206,984

Cost of goods sold:
     Transmissions and services                     2,717,176           3,054,597            3,159,895
     Commissions                                      274,283             375,611              515,379
     Other                                            172,141             167,809              408,092
-------------------------------------------------------------------------------------------------------
                                                    3,163,600           3,598,017            4,083,366
-------------------------------------------------------------------------------------------------------
                                                    2,130,337           1,679,154            1,123,618
Expenses:
     Salaries and benefits                          1,065,081             719,942              678,563
     Contracting and consulting services              536,855             389,761              243,219
     Legal and accounting                             189,881              91,617               44,503
     Rent                                             150,907              69,048               64,362
     Depreciation and amortization                    121,389              24,944               27,842
     Advertising and promotion                         82,098               3,555                    -
     Office supplies and sundry                        75,876              29,563               56,188
     Travel and entertainment                          70,937              47,498               44,444
     Insurance                                         38,985              21,699                5,143
     Telephone                                         37,031              27,158               37,824
     Miscellaneous                                     36,831              13,738               11,350
     Bad debts                                         34,589             222,122               47,159
     Dues and subscriptions                            23,351               5,197                7,167
     Professional development seminars                 11,464               1,495                4,885
     Bank charges                                       8,443               5,263                6,581
     State franchise tax                                4,473                 800                  800
     Postage and freight                                4,339               5,066                3,840
-------------------------------------------------------------------------------------------------------
                                                    2,492,530           1,678,466            1,283,870
-------------------------------------------------------------------------------------------------------
Income (loss) before undernoted                      (362,193)                688             (160,252)

Other income (expense):
     Interest income                                   46,921              21,001               34,266
     Interest expense                                     (11)             (4,980)                   -
     Other                                             25,039                 (63)              (4,493)
-------------------------------------------------------------------------------------------------------
                                                       71,949              15,958               29,773
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
   non-controlling interests                         (290,244)             16,646             (130,479)

Income taxes                                            1,919                   -                    -
-------------------------------------------------------------------------------------------------------
Income (loss) before non-controlling interest        (292,163)             16,646             (130,479)

Non-controlling interest                               26,597                   -                    -
-------------------------------------------------------------------------------------------------------
Net income (loss) for the year                       (265,566)             16,646             (130,479)

Accumulated deficit, beginning of year             (2,479,709)         (2,496,355)          (2,365,876)
-------------------------------------------------------------------------------------------------------
Accumulated deficit, end of year                 $ (2,745,275)        $(2,479,709)         $(2,496,355)
-------------------------------------------------------------------------------------------------------
Net income (loss) per share - basic and diluted  $      (0.03)        $      0.01          $     (0.02)
-------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding      10,424,302           8,986,050            8,472,585
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


                                                                 2000                1999                 1998
----------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities:
     Net income (loss) for the year                        $ (265,566)          $  16,646           $ (130,479)
     Items not involving cash:
         Depreciation and amortization                        121,389              24,944               27,842
         Non-controlling interest                             (26,597)                  -                    -
         Loss on disposal of equipment                              -                   -                4,474
         Write-down of investment                                   -                   -                    1
     Change in non-cash operating working capital:
         Accounts receivable                                  267,082             (51,287)            (169,578)
         Prepaid expenses                                      (6,740)            (43,211)               3,910
         Accounts payable                                     (83,849)            (46,582)              37,503
         Payroll accrued liabilities                           (7,399)                526                6,438
         Commissions payable                                  (42,857)             (7,427)               5,493
         Telecom taxes payable                                (26,330)           (123,837)              76,063
----------------------------------------------------------------------------------------------------------------
     Cash flows used in operating activities                  (70,867)           (230,228)            (138,333)

Cash flows provided by (used in) investing activities:
     Cash of subsidiary at acquisition date                    67,325                   -                    -
     Purchase of equipment                                    (10,613)             (9,056)             (25,904)
     Other assets                                               6,968               1,846                2,995
----------------------------------------------------------------------------------------------------------------
     Cash flows provided by (used in) investing
       activities                                              63,680              (7,210)             (22,909)

Cash flows provided by (used in) financing activities:
     Issuance of common shares for cash                       264,627             111,583              153,535
----------------------------------------------------------------------------------------------------------------
     Cash flows provided by financing activities              264,627             111,583              153,535
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                                           257,440            (125,855)              (7,707)

Cash and cash equivalents, beginning of year                  568,419             694,274              701,981
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                     $  825,859           $ 568,419           $  694,274
----------------------------------------------------------------------------------------------------------------
Supplementary information:
     Interest paid                                         $       11           $   4,980           $        -
     Income taxes paid                                          1,919                   -                    -
     Non-cash transactions:
         Value assigned to common shares issued
           on acquisition of EDI (note 5)                   2,324,610                   -                    -
         Value assigned to stock purchase options
           issued on acquisition of EDI (note 5)              143,381                   -                    -
----------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


1.   Operations:

     E*Comnetrix Inc. (the "Company" or "E*Comnetrix") is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol
     "ENCXF". The Company through its operating subsidiaries, provides integrated telecommunications, Internet service, broadband communications, electronic document delivery and web based solutions to its commercial customers.

     On June 19, 2000, the Company was continued under the Canada Business Corporations Act and changed its name to E*Comnetrix Inc. Prior to June 19, 2000, the Company was incorporated under the Company Act (British Columbia), Canada as USV Telemanagement Inc.


2.   Significant accounting policies:

     (a)  Basis of presentation:

          The  consolidated   financial   statements  include  the  accounts  of
          E*Comnetrix and the following subsidiaries from their respective dates of acquisition.

          Wholly owned operating subsidiaries                        90.28% owned subsidiaries
          ----------------------------------------------------------------------------------------
          Layer 427, Inc. ("L427")                                   Exstream Data, Inc. ("EDI")
          Moving Bytes Broadband Corporation ("MBB")                 MovingBytes.com, Inc. ("MBI")
          USV Telemanagement Inc. ("USVT")
          ----------------------------------------------------------------------------------------

          All  material   intercompany   balances  and  transactions  have  been
          eliminated.

          The Company acquired EDI and MBI on September 15, 2000 and has included the results of operations and cash flows from this date to December 31, 2000 (note 5).

          On September 19, 2000, the Company formed L427 and MBB. For the period ending December 31, 2000, L427 and MBB had no substantive operations.

     (b)  Cash and cash equivalents:

          Cash and cash equivalents are represented by highly liquid investments having terms to maturity of 90 days or less when acquired.

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (c)  Equipment:

          Equipment   is  stated  at  cost.   Depreciation   is  provided  on  a
          straight-line basis over the following useful lives:

          -------------------------------------------------------------
          Asset                                                  Years
          -------------------------------------------------------------
          Furniture and fixtures                                     7
          Computer and office equipment                              5
          Test and other equipment                                   7
          -------------------------------------------------------------


     (d)  Goodwill:

          The excess of the purchase price paid for the acquisition of EDI over the fair value of the net indentifiable assets acquired has been capitalized as goodwill. It is being amortized over ten years using the straight-line method.

     (e) Impairment of long-lived assets and long-lived assets to be disposed of:

          The Company accounts for long-lived assets, which includes Fequipment and goodwill, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (f)  Revenue recognition:

          Revenue, for long distance reselling, is recognized and billed monthly to customers based upon customer usage as determined by the Company's telecommunication's carriers electronic switching and billing systems.

          Revenue, for electronic document delivery, is recognized and billed monthly to customers based upon customer usage as determined by the Company's internal billing systems.

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (g)  Income taxes:

          The Company follows the asset and liability method for accounting for income taxes. Under this method, deferred income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is included in income in the period that includes the enactment date. Deferred income tax assets are evaluated and if realization is not considered "more likely than not", a valuation allowance is provided.

     (h)  Net income (loss) per share:

          Net income (loss) per share has been calculated using the weighted average number of shares outstanding during the year. Diluted net income (loss) per share does not differ from basic net income (loss) per share as the effect of outstanding dilutive securities, being stock options, is anti-dilutive for all years presented. The performance escrow shares (note 6(c)) and the Perell lawsuit escrow shares (note 6 (d)) have been excluded from the weighted average number of shares outstanding. Such shares will be included in the per share calculations from the date that all necessary conditions for their release from escrow have been satisfied.

     (i)  Foreign currency translation:

          The functional currency of the Company and its subsidiaries is considered to be the U.S. dollar as substantially all operating, financing and investing transactions are made in that currency. Accordingly, monetary assets and liabilities and non-monetary items carried at market values which are denominated in Canadian dollars, have been translated into U.S. dollars using exchange rates in effect at the balance sheet date. Statement of operations items are translated at weighted average exchange rates. Exchange gains or losses are included in the determination of net income (loss) for the year.

     (j)  Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring the use of management estimates relate to the determination of collectibility of accounts receivable, recoverability of equipment and goodwill and rates for depreciation and amortization.

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (k)  Stock-based compensation plans:

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its employee stock options plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Repriced options granted to employees (note 6(e)) will be accounted for by the variable method, whereby the intrinsic value will be remeasured at each reporting date with any increase in intrinsic value charged against income, until such time as the repriced options are exercised, expire or are otherwise forfeited. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants (note 6(g)). Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

     (l)  Performance escrow shares:

          The performance escrow shares are treated as a compensatory arrangement. Compensation expense will be recognized in the statement of operations equal to the fair value of the shares released to a shareholder that provides services as an officer, director, employee, consultant or contractor. No compensation expense has been recorded for the years presented relating to performance escrow shares as none of the performance conditions were satisfied prior to their cancellation (see note 6(c)).

     (m)  Recently adopted accounting standards:

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 and is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard, which is required by the Company in the quarter commencing January 1, 2001, is not expected to materially impact E*Comnetrix as, at December 31, 2000, the Company does not have any derivative instruments outstanding.

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


3.   Equipment:

                                                              Accumulated             Net book
     2000                                       Cost          depreciation             value
     --------------------------------------------------------------------------------------------
     Furniture and fixtures                  $  28,837        $  14,563               $  14,274
     Computer and office equipment             369,154          147,675                 221,479
     Test and other equipment                      690              665                      25
     --------------------------------------------------------------------------------------------
                                             $ 398,681        $ 162,903               $ 235,778
     --------------------------------------------------------------------------------------------

                                                             Accumulated               Net book
     1999                                         Cost       depreciation                value
     --------------------------------------------------------------------------------------------
     Furniture and fixtures                  $  14,941        $  11,721               $   3,220
     Computer and office equipment             144,775           96,857                  47,918
     Test and other equipment                      690              566                     124
     --------------------------------------------------------------------------------------------
                                             $ 160,406        $ 109,144               $  51,262
     --------------------------------------------------------------------------------------------


4.   Other assets:

                                             2000                    1999
     -----------------------------------------------------------------------
     Deposits                           $   6,980               $   4,703
     Other                                    785                   1,459
     -----------------------------------------------------------------------
                                        $   7,765               $   6,162
     -----------------------------------------------------------------------


5.   Acquisition of Exstream Data Inc.:

     On September 15, 2000, the Company acquired 90.28% of the common stock of Exstream Data, Inc. ("EDI"), a California corporation, for 2,703,036 common shares of the Company with a fair value of $2,334,610 and assumed 38,000 EDI employee share purchase options which were converted into 199,515 vested stock options of the Company. The fair value of the options issued was $143,381 calculated by an option pricing model. The 9.72% of the common stock of EDI, which was not acquired, was retained by two dissenting shareholders affiliated with the Perell Lawsuit (discussed below).

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


5.   Acquisition of Exstream Data Inc. (continued):

     This acquisition has been accounted for using the purchase method with an effective date of September 15, 2000 and is summarized as follows:

     ---------------------------------------------------------------------------
     Net assets acquired:
         Current assets, including cash of $67,325                 $    364,905
         Equipment                                                      231,828
         Goodwill                                                     2,032,628
     ---------------------------------------------------------------------------
                                                                      2,629,361
     Liabilities assumed:
         Current liabilities                                            114,496
         Non-controlling interest                                        46,874
     ---------------------------------------------------------------------------
                                                                        161,370
     ---------------------------------------------------------------------------
                                                                   $  2,467,991
     ---------------------------------------------------------------------------
     Consideration:
         Common shares                                             $  2,324,610
         Stock options recorded as additional paid-in capital           143,381
     ---------------------------------------------------------------------------
                                                                   $  2,467,991
     ---------------------------------------------------------------------------


     At the date of acquisition, EDI was subject to a lawsuit brought by a shareholder relating to a disagreement over stock purchase warrants. In order to mitigate against the outcome of this lawsuit, the Company required that 1,400,000 of the 2,703,036 common shares issued to the former shareholders of EDI be held in escrow pending the outcome of the lawsuit.

     Subsequent to year end, the lawsuit has been settled and the Company acquired the remaining 9.72% of EDI from the dissenting shareholders for 291,128 common shares of the Company with a market value of $172,843. In addition, of the 1,400,000 common shares held in escrow, 1,366,000 were released to the former shareholders of EDI and the remaining 34,000 were returned to the Company as consideration for legal costs incurred in settling the lawsuit.

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


5.   Acquistion of Exstream Data Inc. (continued):

     A summarized unaudited pro forma statement of operations of the Company assuming the 90.28% acquisition of EDI had occurred at the beginning of each of the periods presented, financed by a common share issuance of $2,324,610 and stock options with a fair value of $143,381, is as follows:


                                                                        2000                    1999
     -------------------------------------------------------------------------------------------------
     Sales                                                         $ 6,607,583            $ 7,400,781
     Cost of sales                                                   3,505,045              4,227,391
     -------------------------------------------------------------------------------------------------
                                                                     3,102,538              3,173,390

     Operating expenses                                              3,746,124              4,647,624
     -------------------------------------------------------------------------------------------------
     Loss before undernoted                                            643,586              1,474,234

     Other income (expense):
         Loss on sale of securities held for resale                          -               (580,000)
         Sale of trade name                                                  -              2,500,000
         Interest income                                                47,119                 43,385
         Interest expense                                               (8,957)               (29,863)
         Other                                                          28,873                (47,173)
     -------------------------------------------------------------------------------------------------
                                                                        67,035              1,886,349
     -------------------------------------------------------------------------------------------------
     Income (loss) before income taxes and non-controlling
       interest                                                       (576,551)               412,115

     Provision for income tax expense                                   22,637                242,197
     -------------------------------------------------------------------------------------------------
     Income (loss) before non-controlling interest                    (599,188)               169,918

     Non-controlling interest                                           58,241                (34,678)
     -------------------------------------------------------------------------------------------------
     Income (loss) for the year                                    $  (540,947)           $   135,240
     -------------------------------------------------------------------------------------------------
     Net income (loss) per share - basic and diluted               $     (0.05)           $      0.01

     Weighted average number of shares outstanding                  11,384,621             10,527,313
     -------------------------------------------------------------------------------------------------

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


6.   Capital stock:

     (a)  Authorized:

           Unlimited number of common stock, no par value

           10,000,000 class A preferred stock, no par value

     (b)  Issued and fully paid common shares:


                                                                  Number of            Common       Additional
                                                                   common               share        paid-in
                                                                   shares              amount        capital
     ---------------------------------------------------------------------------------------------------------
     Balance, December 31, 1997                                 9,041,277         $ 3,271,159      $        -

     Issued for cash on exercise of stock purchase
       options (note 6(e))                                        355,000             153,535               -
     ---------------------------------------------------------------------------------------------------------
     Balance, December 31, 1998                                 9,396,277           3,424,694               -

     Issued for cash on exercise of stock purchase
       options (note 6(e))                                        578,000             111,583               -
     ---------------------------------------------------------------------------------------------------------
     Balance, December 31, 1999                                 9,974,277           3,536,277               -

     Issued for cash on exercise of stock purchase
       options (note 6(e))                                        925,000             264,627               -
     Issued to acquire 90.28% interest in EDI
       (note 5)                                                 2,703,036           2,324,610               -
     Value assigned to options issued in
       conjunction with acquisition of 90.28%
       interest in EDI (note 5)                                         -                   -         143,381
     ---------------------------------------------------------------------------------------------------------
     Balance, December 31, 2000                                13,602,313         $ 6,125,514      $  143,381
     ---------------------------------------------------------------------------------------------------------

     (c)  Performance escrow shares:

          The issued shares  include  750,000  (1999 - 750,000;  1998 - 750,000)
          performance escrow shares, which may not be traded, transferred or released without the consent of securities regulatory authorities. These performance escrow shares from 1996 are held under an escrow agreement, which allows for an earn-out at the rate of $0.0116 of pre-tax cash flow per share. On November 7, 2000, the officers and directors voluntarily terminated the escrow agreement with the Company and returned the stock to treasury on January 5, 2001.

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


6.   Capital stock (continued):

     (d)  Perell Lawsuit Escrow shares:

          As a contingency to closing the EDI acquisition, the Company and certain shareholders of EDI entered into an escrow agreement established to mitigate both the costs and outcome of the Perell Lawsuit (the "Perell Lawsuit Escrow Agreement"). Under the terms of the Perell Lawsuit Escrow Agreement, 1,400,000 common shares of the Company issued as part of the acquisition of EDI were put into escrow (see note 5).

          On March 13, 2001, the 1,400,000 Perell Escrow Shares held in escrow were released (note 5).

     (e)  Stock options:

          The Company has a stock option plan, which allows the Company, at the discretion of the Board of Directors, to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The stock options expire at various dates ranging from January 1, 2001 to June 29, 2005 and vest according to the terms of the Company's stock option plan as may be amended by the individual stock option agreements.

          The following summarizes changes in stock options for the last three reporting periods:


                                   2000                      1999                      1998
                           -----------------------    ------------------------  -----------------------
                                          Weighted                    Weighted                 Weighted
                                           average                     average                  average
                           Shares   exercise price    Shares    exercise price  Shares   exercise price
    -----------------------------------------------------------------------------------------------------
    Outstanding,
      beginning
      of year           1,075,000      $  0.32        270,000     $  0.45       765,000     $  0.46
    Granted             4,674,515         1.02      1,513,000        0.30       125,000        0.51
    Exercised            (925,000)        0.29       (578,000)       0.19      (355,000)       0.43
    Forfeited             (98,625)        1.34       (130,000)       0.50      (265,000)       0.57
    -----------------------------------------------------------------------------------------------------
    Outstanding,
      end of year       4,725,890      $  1.00      1,075,000     $  0.32       270,000     $  0.45
    -----------------------------------------------------------------------------------------------------

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


6.   Capital stock (continued):

     (e)  Stock options (continued):

          The following summarizes the repricing of options during the year. The above weighted average exercise prices reflect the revised exercise prices:

                  Number                      Initial                   New
                of shares              exercise price        exercise price
               --------------------------------------------------------------
                1,010,000                  $  4.4375                 $  1.00
                   40,000                     4.4375                    3.00
                  200,000                     6.0625                    1.00
                  750,000                     7.0000                    1.00
                   25,000                     5.0000                    3.00
                   50,000                     5.0000                    1.00


     (f)  Options:

          The Company has the following stock purchase options outstanding and vested at December 31, 2000:

                                     Number       Price                Expiry
         -----------------------------------------------------------------------

         Employees                  14,700      $ 0.48           January 1, 2001
         Employees                  84,000        0.48            August 1, 2001
         Employees                 100,000        0.67        September 27, 2001
         Officers/directors        200,000        1.00          February 8, 2002
         Directors                  30,000        1.00             June 20, 2002
         Employees                  20,000        1.00             June 26, 2002
         Employees                   5,250        1.00             June 29, 2002
         Officers/directors        200,000        1.00        September 15, 2002
         Directors                  40,000        3.00         February 25, 2003
         Officers/directors        510,000        1.00         February 25, 2003
         Employees                  50,000        1.00             April 1, 2003
         Directors                  10,000        1.00            April 19, 2003
         Employees                 194,940        1.00             June 26, 2003
         Employees                 100,000        1.00        September 18, 2003
         Officers/directors      1,000,000        1.00        September 29, 2004
         Officers/directors        500,000        1.00         February 25, 2005
         Officers/directors        750,000        1.00             March 9, 2005
         Officers/directors        875,000        1.00             June 26, 2005
         Employees                  42,000        1.00             June 29, 2005

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


6.   Share capital (continued):

     (g)  Stock-based compensation:

          As discussed in note 2(k), the Company applies the intrinsic value principles of APB Opinion No. 25 in accounting for the Plan. As options are granted having exercise prices based on the market price at the date of the grant, no compensation cost has been recognized for stock options granted in these financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. If the fair value method had been used compensation for stock options granted to directors, officers and employees of $9,136,165 (1999 - $448,440; 1998 - $21,000) would have been recorded, reducing net income or increasing the reported loss by such amount. Accordingly, the pro forma loss and loss per share for the years presented would be $9,401,731 (1999 - $431,794; 1998 - $151,479) and $0.90 (1999 - $0.05;
          1998 - $0.02), respectively.

          The fair value of options granted during the year was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.26% (1999 - 6.24%; 1998 - 4.57%); no annual dividends; expected lives equal to one-half the option lives; and volatility of 360% (1999 - 172%;1998 - 88%).

     (h)  Stock appreciation rights:

          On March 10, 2000, the Company entered into an agreement for stock appreciation rights with a director of the Company valid until March 10, 2010. On November 7, 2000, the director voluntarily terminated the stock appreciation rights agreement.

     (i)  Subsequent issuances:

          On March 9, 2001, the Company issued 400,000 common shares in a private placement at $0.50 per share for total proceeds of $200,000. In conjunction with the private placement, the Company issued 200,000 non-transferable share purchase warrants exercisable at $1.00 and expiring two years from issuance.

7.   Related party transactions:

     During the year the Company paid management and consulting fees of $235,000 (1999 - $243,000; 1998 - $120,000) to a company controlled by a director of the Company and nil (1999 - $8,367; 1998 - $29,600) to directors of the Company.

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


8.   Financial instruments:

     The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, commissions payable and telecom taxes payable approximate their carrying values due to their short term nature.

     The Company's credit risk is limited to the amounts disclosed on the balance sheet. The Company has no significant concentrations of credit risk as no amounts owing from a single customer or class of customer aggregate greater than 10% of the Company's outstanding accounts receivable.


9.   Income taxes:

     Income tax expense (recovery) attributable to earnings (loss) from operations differs from the amounts computed by applying the Canadian Federal tax rate of approximately 29% to earnings (loss) before income taxes as a result of the following:


                                                           1999               1998                1997
     ----------------------------------------------------------------------------------------------------
     At statutory rates                               $ (84,727)          $   4,827            $(37,839)
     Losses and other timing differences
       not tax affected                                  84,727              (4,827)             37,839
     State income tax paid                                1,919                   -                   -
     ----------------------------------------------------------------------------------------------------
                                                      $   1,919           $       -            $      -
     ----------------------------------------------------------------------------------------------------


     The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities are as follows:

                                                           2000                1999                1998
     -----------------------------------------------------------------------------------------------------
     Deferred tax assets:
         Losses carryforward                          $ 770,000           $ 895,000            $940,000

     Deferred tax liabilities:
         Accounting depreciation in excess of cost       21,000              21,000              21,000
     -----------------------------------------------------------------------------------------------------
     Total gross deferred tax assets and liabilities    749,000             874,000             919,000
     Valuation allowance                               (749,000)           (874,000)           (919,000)
     -----------------------------------------------------------------------------------------------------
     Net deferred tax asset                           $       -           $       -            $      -
     -----------------------------------------------------------------------------------------------------

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


9.   Income taxes (continued):

     In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance equal to the net deferred tax asset balance has been recorded, as the realization of such losses at the balance sheet dates during the carryforward period cannot be considered to be more likely than not.

     The Company and its subsidiary have the following non-capital losses available to reduce future taxable income, expiring as follows:

     Losses of Canadian parent (stated in U.S. dollars):
         2003                                                   $     17,207
         2004                                                         88,069
         2005                                                         98,083
         2006                                                        617,336
     --------------------------------------------------------------------------
                                                                     820,695
     Losses of U.S. operating subsidiary:
         2010                                                        261,034
         2011                                                        777,081
         2012                                                        116,722
     --------------------------------------------------------------------------
                                                                   1,154,837
     --------------------------------------------------------------------------
     Total losses                                              $   1,975,532
     --------------------------------------------------------------------------


10.  Segmented information:

     The Company operates two business segments:

     (a) the purchase of telecommunication transmission time and digital subscriber access in bulk, on a wholesale basis from third party carriers, and reselling of time and access to end users, primarily businesses, at competitive resale prices; and

E*COMNETRIX INC.
(Formerly USV Telemanagement Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


10.  Segmented information (continued):

     (b) electronic document delivery and electronic market solutions. For fiscal 1999, the Company operated in one business segment - the purchase and resale of telecommunication transmission time.

          Operating information related to the Company's material operating segments are as follows:

                                                                              Electronic
                                      Telecommunication                        document
                                               services       Corporate        delivery (i)        Total
-----------------------------------------------------------------------------------------------------------
  Revenue                                $  4,796,197       $  38,667       $    459,073      $  5,293,937
  Gross margin                              1,768,849          38,667            322,821         2,130,337
  Depreciation and amortization                23,037               -             98,352           121,389
  Segment assets                            1,091,457         513,460          2,439,662         4,044,579
  Expenditures for segment
     capital assets                             7,740               -              2,873            10,613
-----------------------------------------------------------------------------------------------------------

(i)  from date of acquisition on September 15, 2000.


     The Company operates primarily in the United States through USVT and EDI, its U.S. subsidiaries. All of the Company's revenues are generated in the United States. The following table sets out the location of the Company's assets for the years presented:

                   United States              Canada         Consolidated
     ------------------------------------------------------------------------
     2000          $ 3,532,558             $ 512,021         $  4,044,579
     1999            1,132,491               468,688            1,601,179
     ------------------------------------------------------------------------

11.  Contingency:

     On September 30, 2000, the Company entered into performance agreements with two employees of EDI. Under the agreements the Company would pay an aggregate cash amount of up to $370,000 dependent upon the closing bid price of the Company's stock on dates through August 31, 2001. As of December 31, 2000, no payments were due under the agreements and the aggregate cash amount of the remaining potential obligation under the agreements was $300,000. On March 6, 2001, one of the employees with whom the Company had entered into a performance agreement is no longer employed by the Company. As a result, the remaining potential obligation under the agreements is an aggregate cash amount of up to $150,000 dependent upon the closing bid price of the Company's stock on dates through August 31, 2001.


12.  Comparative figures:

     Certain comparative figures from the prior year have been reclassified to conform with the presentation adopted in the current year.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      E*COMNETRIX INC.

Date:  May 8, 2001                    /s/ Mark M. Smith
                                      --------------------------------------
                                      Mark M. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                         Title                             Date

/s/ Mark M. Smith              President and Director               May 8, 2001
--------------------------     (principal executive officer)
                               Mark M. Smith


/s/ Mark M. Smith              Chief Financial Officer              May 8, 2001
--------------------------     (principal financing officer)
                               Mark M. Smith


/s/ J. Erik Mustad             Director                             May 8, 2001
--------------------------     J. Erik Mustad



/s/ Joseph Karwat              Director                             May 8, 2001
--------------------------     Joseph Karwat


/s/ Stuart Rogers              Director                             May 7, 2001
--------------------------     Stuart Rogers


--------------------------     Director
                               Trevor Gibbs


--------------------------     Director
                               Thomas Wharton

                                 EXHIBIT INDEX
                                 -------------
Exhibit
  No.          Description
-------        -----------
 3.1(1)        Certificate of Incorporation for Jackpine Mining Co., Inc., dated
               December 23, 1991,  previously filed as Exhibit 1.1

 3.2(1) Form 1 (Section 5) Company Act Memorandum of Jackpine Mining Co., Inc., dated December 13, 1991, previously filed as Exhibit 1.2

 3.3(1)        Articles  of  Jackpine  Mining  Co.,  Inc.,  previously  filed as
               Exhibit 1.3

 3.4(1) Certificate of name change for USV Telemanagement Inc., dated July 10, 1996, previously filed as Exhibit 1.4

 3.5(1) Province of British Columbia Form 21 (Section 371) Company Act Special Resolution filed July 10, 1996, previously filed as
               Exhibit 1.5

10.1(1) Share Exchange Agreement among certain shareholders of US Voice Telemanagement, Inc. and Jackpine Mining Co., Inc., dated February 1, 1996, as amended February 27, 1996, as amended June 29, 1996, previously filed as Exhibit 3.1

10.2(1) Form of BC Subscription Agreement for Private Placement, dated 1996, previously filed as Exhibit 3.2

10.3(1) Escrow Agreement among the Bank of Nova Scotia Trust Company of New York Jackpine Mining Co., Inc. and certain shareholders, dated June 1, 1996, previously filed as Exhibit 3.3

10.4(1) Form of Telecommunication Service Dealer Agreement by and between USV Telemanagement Inc. and certain dealers, previously filed as
               Exhibit 3.4

Exhibit
  No.          Description
-------        -----------
10.5(1)        Office Lease  Agreement  by and between US Voice  Telemanagement,
               Inc. and  Shoreline  Office  Center  Limited  Partnership,  dated
               February 25, 1994, as amended July 18, 1997,  previously filed as
               Exhibit 3.5

10.6(1)(2)     Service  Agreement  by  and  between  Digital  Communications  of
               America, Inc. and US Voice  Telemanagement,  Inc., dated July 15,
               1994, as amended  December 16, 1998,  previously filed as Exhibit
               3.6

10.7(2)(3)     Telecommunication  Service Agreement by and between Wiltel,  Inc.
               and US Voice Telemanagement, Inc., dated July 15, 1994, as amended December 31, 1998, previously filed as Exhibit 3.7

10.8(1)        Security Agreement by and between US Voice  Telemanagement,  Inc.
               and  Wiltel,  Inc.,  dated  July 20,  1994,  previously  filed as
               Exhibit 3.8

10.9(2)(3)     Integrated  Internet  Access  Service  Agreement  by and  between
               WorldCom  Network  Services,  Inc.  and US Voice  Telemanagement,
               Inc., dated March 17, 1999, previously filed as Exhibit 3.9

10.10(1)(2)    Telecommunication  Service  Agreement  by and  between  IXE  Long
               Distance, Inc. and US Voice Telemanagement,  Inc., dated July 15,
               1996, as amended  December 31, 1998,  previously filed as Exhibit
               3.10

10.11(2)(3)    Network Resell Services  Agreement by and between  Alliance Group
               Services, Inc. and US Voice Telemanagement, Inc., effective March
               31, 1999, previously filed as Exhibit 3.11

10.12(2)(3)    Commercial  Revolving Loan and Security  Agreement by and between
               Alliance Group Services, Inc. and USV Telemanagement Inc., effective March 31, 1999, previously filed as Exhibit 3.12

10.13(1) Consulting Services Agreement by and between J. Erik Mustad and USV Telemanagement Inc., dated January 1, 1998, previously filed as Exhibit 3.13

10.14(1) Consulting Services Agreement by and between Interven Capital Corporation, Mark Smith and USV Telemanagement Inc., dated January 1, 1998, previously filed as Exhibit 3.14

10.15(1) Subscription Agreement by and between USV Telemanagement Inc.and P.E. Development A.S., dated July 3, 1997, previously filed as
               Exhibit 3.15

10.16(1) Nontransferable Share Purchase Warrant of USV Telemanagement Inc. issued to P.E. Development A.S., dated July 16, 1997, as amended December 2, 1998, previously filed as Exhibit 3.16

10.17(1)       Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and J. Erik Mustad, dated February 17, 1999, previously filed as Exhibit 3.17

10.18(1)       Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement  Inc. and Lisa  Barsocchini,  previously  filed as
               Exhibit 3.18

10.19(4) USV Telemanagement, Inc. Stock Option Plan (1999), previously filed as Exhibit 4.1

10.20(4)(5)    USV  Telemanagement,  Inc. Amended and Restated Stock Option Plan
               (2000), previously filed as Exhibit 4.7

10.21(4)(5)    Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and Mark Smith, dated March 10, 2000 as amended April 19, 2000, previously filed as Exhibit 4.1

10.22(4)(5)    Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and Joseph Karwat, dated February 8, 2000, as amended April 19, 2000, previously filed as Exhibit 4.2

Exhibit
  No.          Description
-------        -----------
10.23(4)(5)    Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement  Inc.  and West Oak  Capital  Group,  Inc.,  dated
               January 25, 2000 as amended April 19, 2000,  previously  filed as
               Exhibit 4.3

10.24(4)(5)    Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and Mark Smith, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.4

10.25(4)(5)    Stock   Appreciation   Right   Agreement   by  and   between  USV
               Telemanagement Inc. and Mark Smith, dated March 10, 2000, previously filed as Exhibit 4.5

10.26(4)(5)    Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and J. Erik Mustad, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.6

10.27(4)(5)    Incentive  Stock Option  Agreement  with Trevor Gibbs dated April
               19, 2000, previously filed as Exhibit 4.8

10.28(4)(5)    Incentive Stock Option  Agreement with Thomas Wharton dated April
               19, 2000, previously filed as Exhibit 4.9

10.29(6) Letter of Intent with Exstream Data, Inc., dated February 21, 2000 addressed to Joseph Karwat, previously filed as Exhibit 3.31

10.30(6) Letter of Intent Amendment by and between USV Telemanagement Inc. and Joseph Karwat dated May 1, 2000, previously filed as Exhibit 3.32

10.31(6) Letter of Employment Agreement by and between USV Telemanagement Inc. and Joseph Karwat dated February 21, 2000, previously filed as Exhibit 3.33

10.32(6) Convertible Debenture of Exstream Data, Inc., in favor of holder USV Telemanagement Inc., dated March 27, 2000, previously filed as Exhibit 3.34

10.33(6)       Investment   Banking  Services   Agreement  by  and  between  USV
               Telemanagement Inc. and NC Capital Markets, Inc., dated October 13, 1999, previously filed as Exhibit 3.35

10.34(6) Finder's Fee Agreement by and between USV Telemanagement Inc. and Rosenblum Partners LLC dated February 25, 2000, previously filed as Exhibit 3.36

10.35(6) Subscription Agreement by and between USV Telemanagement Inc. and Trafalgar Resources LLC dated February 25, 2000, previously filed as Exhibit 3.37

10.36(6) Consulting Services Agreement by and between USV Telemanagement Inc. and Interven Capital Corporation and Mark Smith dated June 1, 2000, previously filed as Exhibit 3.38

10.37(6) Consulting Services Agreement by and between USV Telemanagement Inc. and J. Erik Mustad dated June 1, 2000, previously filed as
               Exhibit 3.39

10.38(7) Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously filed as Exhibit 4.10

10.39(7) Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000, previously filed as Exhibit 4.11

10.40(7) E*Comnetrix Inc. Amended and Restated Stock Option Plan (2000), previously filed as Exhibit 4.12

10.41          Form of Amendment to Incentive Stock Option Agreement,dated June
               26, 2000

10.42          Form of  Amendment to Incentive  Stock  Option  Amendment,  dated
               March 16, 2001

10.43 Termination of Stock Appreciation Rights Agreement by and between E*Comnetrix Inc. and Mark Smith, dated November 7, 2000

Exhibit
  No.          Description
-------        -----------
10.44          Employment  Agreement by and between  E*Comnetrix Inc. and Joseph
               Karwat, dated August 7, 2000

10.45          Form of Bonus Compensation Agreement, dated August 21, 2000

10.46 Share Exchange Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

10.47 Share Exchange Agreement by and between certain shareholders of Moving Bytes, Inc. and E*Comnetrix Inc., dated August 7, 2000

10.48 Escrow Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

10.49 Settlement Agreement and Mutual Release by and between and William Perell, Cheryl Harrison doing business as Harrison Design Group, Exstream Data, Inc., Joseph Karwat, Eric Karlson, Robert Dumper and E*Comnetrix, Inc. dated January 19, 2001

10.50          Share  Exchange  Agreement  by  and  between   E*Comnetrix  Inc.,
               Exstream Data Inc., Harrison Design Group and William S. Perell, dated January 19, 2001

23.1           Consent of KPMG LLP for Form S-8
----------------------------
(1)  Previously filed on Form 20-F dated April 20, 1999.
(2) Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
(3)  Previously filed on Form 20-F/A dated June 4, 1999.
(4)  Previously filed on Form S-8 dated September 8, 1999.
(5)  Previously filed on Form S-8 dated May 31, 2000.
(6)  Previously filed on Form 20-F dated June 12, 2000.
(7)  Previously filed on Form S-8 dated November 16, 2000.