Form 10-Q
period 2001-03-31
E COMNETRIX INC
filed 2001-05-16
CIK 1085104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant section 13 or 15(d) of the Securities  Exchange
      Act of 1934

      For the quarterly period ended March 31, 2001

[   ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the transition period from ...............to..................

                         Commission File Number: 0-30058

                                E*COMNETRIX INC.
             (Exact Name of Registrant as Specified in Its Charter)

              CANADA                                      Not applicable.
(State or Other Jurisdiction of Incorporation)  IRS Employer Identification No.)


                                180 Grand Avenue,
                                   Suite 450
                            Oakland, California 94612
                    (Address of Principal Executive Offices)

                                 (415) 331-5111
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes X No ____

Number of shares outstanding of each of the Registrant's classes of common equity, as of May 1, 2001: 13,509,441 Common Shares

                                E*COMNETRIX INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


                                                                                >

PART I.  INTERIM FINANCIAL INFORMATION                                                PAGE
                                                                                      ----

     Item 1.      Consolidated Balance Sheets (Unaudited)............................. 1
                  March 31, 2001 and December 31, 2000

                  Consolidated Statements of Operations and Accumulated Deficit
                  (Unaudited) Three Months Ended March 31, 2001 and 2000.............. 2

                  Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 2001 and 2000...........................3

                  Notes to Consolidated Financial Statements (Unaudited)...............4

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................11


  PART II.        OTHER INFORMATION

     Item 1.      Legal Proceedings...................................................15

     Item 2.      Changes in Securities ..............................................16

     Item 3.      Defaults Upon Senior Securities.....................................16

     Item 4.      Submission of Matters to a Vote of Security Holders.................17

     Item 5.      Other Information...................................................17

     Item 6.      Exhibits and Reports on Form 8-K....................................17

     Signature........................................................................21


PART I. INTERIM FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

E*COMNETRIX INC.
Consolidated Balance Sheets
(Unaudited)
(Expressed in United States Dollars)
--------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------
                                                                     March 31,         December 31,
                                                                          2001                 2000
-----------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                     $   672,191          $   825,859
     Accounts receivable, less allowance for doubtful
       accounts of $53,366 (December 31, 2000 - $58,901)             1,169,774              924,197
     Prepaid expenses                                                   31,082               79,465
-----------------------------------------------------------------------------------------------------
     Total current assets                                            1,873,047            1,829,521

Equipment                                                              258,445              235,778

Other assets                                                             7,575                7,765

Goodwill (net of $117,830; December 31, 2000 - $63,464
   accumulated amortization)                                         2,084,989            1,971,515
-----------------------------------------------------------------------------------------------------
Total assets                                                       $ 4,224,056          $ 4,044,579
-----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                              $   500,414          $   440,501
     Accrued liabilities                                                24,794                    -
     Commissions payable                                                20,000               21,209
     Telecom taxes payable                                              36,269               38,973
-----------------------------------------------------------------------------------------------------
     Total current liabilities                                         581,477              500,683

Non-controlling interest (note 3)                                            -               20,276

Stockholders' equity:
     Capital stock (note 4)                                          6,458,658            6,125,514
     Additional paid in capital (note 4)                               149,081              143,381
     Accumulated deficit                                            (2,965,160)          (2,745,275)
-----------------------------------------------------------------------------------------------------
     Total stockholders' equity                                      3,642,579            3,523,620
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $ 4,224,056          $ 4,044,579
-----------------------------------------------------------------------------------------------------

Related party transactions (note 5)

See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
Consolidated Statements of Operations and Accumulated Deficit
(Unaudited)
(Expressed in United States Dollars)
--------------------------------------------------------------------------------



Three months ended March 31, 2001 and 2000

-------------------------------------------------------------------------------------------------
                                                                      2001                 2000
-------------------------------------------------------------------------------------------------
Revenue                                                        $ 1,704,507          $ 1,283,011

Cost of goods sold:
     Transmission and services                                     780,958              687,444
     Commissions                                                    72,004               94,257
     Other                                                          41,518               76,956
-------------------------------------------------------------------------------------------------
                                                                   894,480              858,657
-------------------------------------------------------------------------------------------------
Gross profit                                                       810,027              424,354

Expenses:
     Salaries and benefits                                         575,609              157,971
     Contracting and consulting services (note 5)                  139,575              173,439
     Legal and accounting                                           22,153               12,550
     Rent                                                           75,090               17,369
     Other general and administration                              162,100               83,087
     Amortization and depreciation                                  83,420                5,991
-------------------------------------------------------------------------------------------------
                                                                 1,057,947              450,407
-------------------------------------------------------------------------------------------------
Loss before undernoted                                            (247,920)             (26,053)

Other income, net                                                   12,765                9,958
-------------------------------------------------------------------------------------------------
Loss before non-controlling interest                              (235,155)             (16,095)

Non-controlling interest (note 3)                                   15,270                    -
-------------------------------------------------------------------------------------------------
Loss for the period                                               (219,885)             (16,095)

Accumulated deficit, beginning of period                        (2,745,275)          (2,479,709)
-------------------------------------------------------------------------------------------------
Accumulated deficit, end of period                             $(2,965,160)         $(2,495,804)
-------------------------------------------------------------------------------------------------
Loss per share - basic and diluted                             $     (0.02)          $    (0.01)
Weighted average number of shares outstanding                   13,088,655           10,436,777
-------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States Dollars)
--------------------------------------------------------------------------------


Three months ended March 31, 2001 and 2000

------------------------------------------------------------------------------------------------------
                                                                           2001                 2000
------------------------------------------------------------------------------------------------------
Cash flow provided by (used in) operating activities:
     Loss for the period                                            $  (219,885)          $  (16,095)
     Items not involving cash:
         Depreciation                                                    83,420                5,991
         Non-controlling interest                                       (15,270)                   -
     Changes in non-cash operating working capital:
         Accounts receivable                                           (245,578)             111,526
         Prepaid expenses                                                48,383                5,459
         Accounts payable                                                59,913               23,560
         Accrued liabilities                                             24,794               42,858
         Commissions payable                                             (1,209)              11,934
         Telecom taxes payable                                           (2,704)               2,222
------------------------------------------------------------------------------------------------------
     Cash flow provided by (used in) operating activities              (268,136)             187,455

Cash flow provided by (used in) investing activities:
     Purchase of equipment                                              (48,390)                   -
     Acquisition of subsidiary (note 3)                                 (37,332)                   -
     Other                                                                  190             (100,000)
------------------------------------------------------------------------------------------------------
     Cash flow provided by (used in) investing activities               (85,532)            (100,000)

Cash flow provided by (used in) financing activities:
     Issuance of common shares (note 4(c))                              200,000              264,627
------------------------------------------------------------------------------------------------------
     Cash flow provided by financing activities                         200,000              264,627
------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                       (153,668)             352,082

Cash and cash equivalents, beginning of period                          825,859              568,419
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $   672,191           $  920,501
------------------------------------------------------------------------------------------------------
Supplementary information:
     Interest paid                                                  $         -           $        -
     Income taxes paid                                                        -                    -
     Non-cash transactions:
         Value assigned to common shares issued on
           acquisition of EDI (note 3)                                  172,843                    -
         Value assigned to performance escrow stock
           returned to treasury (note 4(c))                               5,700                    -

------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

1.   Operations:

     E*Comnetrix Inc. (the "Company" or "E*Comnetrix") is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol
     "ENCXF". The Company through its operating subsidiaries, provides integrated telecommunications, broadband communications, electronic document delivery and web based electronic marketing solutions to its commercial customers.

     The consolidated financial statements include the accounts of E*Comnetrix and the following subsidiaries from their respective dates of acquisition or formation.

        ------------------------------------------------------------------------
        Wholly owned operating subsidiaries:
          Exstream Data, Inc. ("EDI")
          Moving Bytes Broadband Corporation ("MBB")
          USV Telemanagement Inc. ("USVT")
          Layer 427, Inc. ("L427")
        ------------------------------------------------------------------------

     All material intercompany balances and transactions have been eliminated.


2.   Significant accounting policies:

     (a)  Basis of presentation:

          These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles do not differ materially in measurement from accounting principles generally accepted in Canada.

          These unaudited interim consolidated financial statements include the accounts of E*Comnetrix Inc and its subsidiaries (the "Company"). These interim consolidated financial statements do not include all disclosures required by United States of America generally accepted accounting principles for annual financial statements, and accordingly these interim consolidated financial statements should be read in conjunction with the Company's most recent annual consolidated financial statements. These interim consolidated financial statements follow the same accounting policies and methods of application used in the Company's audited annual consolidated financial statements as at and for the year ended December 31, 2000 except for the items which changed subsequent to that date, as detailed below.

          The Company acquired 90.28% of EDI and 100% MBI on September 15, 2000 and has included the results of operations and cash flows from this date to March 31, 2001. On January 19, 2001 the company acquired the remaining 9.72% of EDI which it had not previously purchased.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended March 31, 2001 and 2000
--------------------------------------------------------------------------------
2.   Significant accounting policies (continued):

     (a)  Basis of presentation (continued):

          On   February   9,   2001  the   Company   wound   up  and   dissolved
          MovingBytes.com, Inc. ("MBI") a wholly owned subsidiary. During the period ending March 31, 2001 MBI had no substantive operations.

          On March 31, 2001 the Company merged USVT and MBB with MBB remaining as the surviving company.

     (b)  Net income (loss) per share:

          Net income (loss) per share has been calculated using the weighted average number of shares outstanding during the year. Diluted net income (loss) per share does not differ from basic net income (loss) per share as the effect of outstanding dilutive securities, being stock options and warrants (note 4(c)), is anti-dilutive for all periods presented.

     (c)  Recently adopted accounting standards:

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 and is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard, which is required by the Company in the quarter commencing January 1, 2001, is not expected to materially impact E*Comnetrix as, at March 31, 2001, the Company does have derivative instruments outstanding.

3.   Acquisition of Exstream Data Inc.:

     On January 19, 2000, the Company acquired the 9.72% of the common stock of EDI, which had not been previously acquired on September 15, 2000. The Company issued 291,128 common shares of the Company with a fair value of $172,843.

     This acquisition has been accounted for using the purchase method with an effective date of January 19, 2001 and is summarized as follows:

     ---------------------------------------------------------------------------
     Net assets acquired:
         Goodwill                                                 $    167,839
         Acquisition of minority interest                                5,004
     ---------------------------------------------------------------------------
                                                                  $    172,843
     ---------------------------------------------------------------------------
     Consideration:
         Common shares                                            $    172,843
     ---------------------------------------------------------------------------

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended March 31, 2001 and 2000
--------------------------------------------------------------------------------
4.   Capital stock:

     (a)  Authorized:

          Unlimited number of common stock, no par value
          10,000,000 class A preferred stock, no par value

     (b)  Issued and fully paid common shares:

         ------------------------------------------------------------------------------------------------------
                                                                  Number of          Common         Additional
                                                              common shares    share amount    paid-in capital
         ------------------------------------------------------------------------------------------------------
         Balance, December 31, 2000                              13,602,313    $  6,125,514        $   143,381

         Performance escrow stock returned to treasury
            (note 4(d))                                            (750,000)         (5,700)             5,700
         Issued to acquire 9.72% interest in EDI (note 5)           291,128         172,843                  -
         Stock returned to treasury on settlement of
           Perell lawsuit (note 4(e))                               (34,000)        (34,000)                 -
         Issued for cash on private placement (note 4(c))           400,000         200,000                  -
         ------------------------------------------------------------------------------------------------------
         Balance, March 31, 2001                                 13,509,441    $  6,458,657        $   149,081
         ------------------------------------------------------------------------------------------------------

     (c)  Private placement:

          On March 9, 2001 the Company closed a $200,000 restricted stock private placement financing at $0.50 per share. The financing was placed with private funding sources outside of the United States. Stock issued under the private placement carries a one year trading restriction from the date of issue. In addition the company issued 200,000 non transferable share purchase warrants exercisable at $1.00. The warrants carry a two year term and are exercisable for restricted common stock.

     (d)  Performance Escrow shares:

          The issued shares at the beginning of the period included 750,000 performance escrow shares. On November 7, 2000, the officers and directors voluntarily terminated the escrow agreement with the Company and returned the performance escrow shares to treasury on January 5, 2001. The Company terminated the shares reducing capital stock and increasing additional paid in capital by $5,700.

     (e)  Perell Lawsuit Escrow shares:

          As a contingency to closing the EDI acquisition, the Company and certain shareholders of EDI entered into an escrow agreement (the "Perell Lawsuit Escrow Agreement") established to mitigate both the costs and outcome of a shareholder lawsuit against EDI (the "Perell Lawsuit"). Under the terms of the Perell Lawsuit Escrow Agreement, 1,400,000 common shares of the Company issued as part of the acquisition of EDI were put into escrow (the "Escrowed Shares").

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended March 31, 2001 and 2000
--------------------------------------------------------------------------------
4.   Capital stock (continued):

     (e)  Perell Lawsuit Escrow shares (continued):

          On March 13, 2001, the 1,400,000 Escrowed Shares were released in accordance with the terms of the Perell Lawsuit Escrow Agreement. The Company received 34,000 common shares of its stock in recovery of certain legal expenses incurred to defend the Perell Lawsuit. The 34,000 shares were returned to treasury on March 22, 2001 at a deemed value of $1.00 per share and a $34,000 expense recovery was applied against legal expenses. The remaining Escrowed Shares were returned to the beneficial holders of the Escrowed Shares.

     (f)  Stock options:

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

          The following summarizes changes in stock options:

          -------------------------------------------------------------------------------
                                                                               Weighted
                                                                                average
          March 31, 2001                                      Shares      exercise price
          -------------------------------------------------------------------------------
          Outstanding, beginning of period                 4,725,890             $ 1.00
          Granted                                            449,875               0.50
          Exercised                                                -                  -
          Forfeited                                          (17,325)              0.56
          -------------------------------------------------------------------------------
          Outstanding, end of period                       5,158,440             $ 0.51
          -------------------------------------------------------------------------------

          The following summarizes the repricing of options during the period ending March 31, 2001. The above weighted average exercise prices reflect the revised exercise prices:

          ---------------------------------------------------------------------
              Number                        Initial                      New
            of shares                exercise price           exercise price
          ---------------------------------------------------------------------
            1,050,000                     $  4.4375                  $  0.50
              200,000                        6.0625                     0.50
              750,000                        7.0000                     0.50
               50,000                        5.0000                     0.50
               10,000                        3.0000                     0.50
            2,876,440                        1.0000                     0.50
          ---------------------------------------------------------------------

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended March 31, 2001 and 2000
--------------------------------------------------------------------------------


4.   Capital stock (continued):

     (f)  Stock options (continued):

          The Company has the following stock purchase options outstanding and vested at March 31, 2001:

         --------------------------------------------------------------------------------------------
                                           Number              Price                          Expiry
         --------------------------------------------------------------------------------------------
         Employees                         84,000            $  0.48                  August 1, 2001
         Employees                        100,000               0.50              September 27, 2001
         Officers/directors               200,000               0.50                February 8, 2002
         Directors                         30,000               0.50                   June 20, 2002
         Employees                         20,000               0.50                   June 26, 2002
         Employees                          5,250               0.50                   June 29, 2002
         Officers/directors               200,000               0.50              September 15, 2002
         Officers/directors               550,000               0.50               February 25, 2003
         Employees                         50,000               0.50                   April 1, 2003
         Directors                         10,000               0.50                  April 19, 2003
         Employee                         100,000               1.00                   June 26, 2003
         Employees                         94,940               0.50                   June 26, 2003
         Employees                        150,000               0.50               September 3, 2003
         Employees                        100,000               0.50              September 18, 2003
         Employees                        262,625               0.50                January 16, 2004
         Employees                         38,000               0.50                  March 14, 2004
         Officers/directors             1,000,000               0.50              September 29, 2004
         Officers/directors               500,000               0.50               February 25, 2005
         Officers/directors               750,000               0.50                   March 9, 2005
         Officers/directors               875,000               0.50                   June 26, 2005
         Employees                         38,625               0.50                   June 29, 2005
         --------------------------------------------------------------------------------------------


     (g)  Stock-based compensation:

          The Company applies the intrinsic value principles of APB Opinion No. 25 in accounting for the Plan. As options are granted having exercise prices based on the market price at the date of the grant, no compensation cost has been recognized for stock options granted in these financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. If the fair value method had been used compensation for stock options granted to directors, officers and employees of $118,065 would have been recorded, during the period reducing net income or increasing the reported loss by such amount. Accordingly, the pro forma loss and loss per share for the period would be $337,950 and $0.02, respectively.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended March 31, 2001 and 2000
--------------------------------------------------------------------------------
4.   Capital stock (continued):

     (g)  Stock-based compensation (continued):

          The fair value of options granted during the period was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.26%; no annual dividends; expected lives equal to one-half the option lives; and volatility of 373%.

5.   Related party transactions:

     During the period the Company paid management and consulting fees of $60,000 to a company controlled by a director of the Company.

6.   Segmented information:

     The Company operates two business segments:

     (a) the purchase of telecommunication transmission time and digital subscriber access in bulk, on a wholesale basis from third party carriers, and reselling of time and access to end users, primarily businesses, at competitive resale prices; and

     (b)  electronic document delivery and electronic market solutions.

          Operating information related to the Company's material operating segments are as follows:

          -----------------------------------------------------------------------------------------------------
                                                                                   Electronic
                                      Telecommunication                              document
                                               services       Corporate              delivery            Total
         ------------------------------------------------------------------------------------------------------
         Revenue                           $  1,100,214     $         -         $     604,293   $    1,704,507
         Gross margin                           425,766               -               384,261          810,027
         Depreciation and amortization                -          83,420                     -           83,420
         Segment assets                         592,826         859,808             2,771,422        4,224,056
         Expenditures for segment
            capital assets                            -          31,135                     -           31,135
         ------------------------------------------------------------------------------------------------------

     The Company operates primarily in the United States through USVT and EDI, its U.S. subsidiaries. All of the Company's revenues are generated in the United States. The following table sets out the location of the Company's assets for the period presented:

     ----------------------------------------------------------------------------------
                                       United States(i)         Canada     Consolidated
     ----------------------------------------------------------------------------------
     March 31, 2001                  $     3,364,248      $   859,808     $  4,224,056
     March 31, 2000                        1,317,732          612,553        1,930,285
     ----------------------------------------------------------------------------------

     (i) Included acquisition of EDI from September 15, 2000.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended March 31, 2001 and 2000
--------------------------------------------------------------------------------


7.   Contingency:

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

                                E*COMNETRIX INC.


Item 2.  Management's Discussion and Analysis

The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-QSB (the "Report"). This Report contains statements that may contain forward-looking statements, concerning the Registrant's future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements" and are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of the Registrant to continue to successfully compete in its market. The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about the Registrant's business and prospects include the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in execution of sales and marketing strategy, and other factors set forth under "Risk Factors" in the Registrant's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission, which could have an immediate and material adverse effect. The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management Discussion and Analysis
(Expressed in US dollars unless otherwise indicated)

E*Comnetrix Inc.'s (the "Company" or the "Registrant") financial statements are stated in U.S. dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, included elsewhere in this quarterly report.

Nature of Business

The Company, through its wholly-owned subsidiaries, USV Telemanagement Inc. and Exstream Data, Inc. ("EDI"), sells telecommunication, data, integrated T-1, Internet, Digital Subscriber Line and other network services and electronic document delivery and Internet marketing solutions to small to medium-sized business customers.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Revenue. Revenue for the three months ended March 31, 2001 ("Q1 2001") increased to $1,704,507 as compared to $1,283,011 for the same period last year ended March 31, 2000 ("Q1 2000"). This represents an increase of 33% from Q1 2000 to Q1 2001.

Segmented revenue for Q1 2001 was $1,100,214 in telecommunications services and $604,293 in electronic messaging services. Electronic messaging revenue accounted for 35.5% of total revenue for Q1 2001 and telecommunications services revenue accounted for 64.5% of total revenue for Q1 2001.

Gross Profit and Gross Margin. For Q1 2001, gross profit on sales increased to $810,027, up 90% from $424,354 in Q1 2000. Gross margins were 47.5% of sales as compared to 33% in Q1 2000. Gross margins in Q1 2001 increased substantially over Q1 2000 due to the higher percentage of revenue generated in the electronic messaging segment of the Company's business, which produces higher gross margins. In Q1 2001, electronic messaging gross margins accounted for 63.5% as compared to 38.5% for telecommunications services and electronic messaging accounted for 47.5% of gross profits on only 35.5% of revenue. To the extent that the Company can increase revenue in electronic messaging relative to telecommunications service, it anticipates that it can increase its gross margins. In addition, the Company continues to attempt to negotiate better pricing terms from underlying carriers, which may also increase gross margins to the extent that the lower costs are not passed on to customers.

Personnel Expenses. The Company's costs for salaries increased to $575,609 in Q1 2001, up from $157,971 in Q1 2000. This represented an increase of 264% in salaries over Q1 2000, which resulted from a tripling of the number of employees of the Company that occurred primarily due to the Company's acquisition of Exstream Data, Inc. ("EDI") on September 15, 2000. In April 2001, the Company restructured and streamlined its workforce by eliminating 12 jobs, consisting of nine full-time and three part-time positions. The Company anticipates that this restructuring will reduce the Company's monthly salary expenses by approximately $40,000 through the end of fiscal year 2001. Consulting services costs decreased to $139,575 for Q1 2001, down from $173,439 in the prior year's quarter. Consulting services decreased over the prior year's quarter due to a conversion of consultants to employees which occurred during fiscal year 2000. There were no special payments or bonuses paid to employees during Q1 2001.

General and Administrative Expenses. General and administrative costs, excluding salaries and consulting services, were $342,763 in Q1 2001, up from $118,997 in Q1 2000. This increase over Q1 2000 was due to an increase in operating expenses resulting from the acquisition of EDI. In April 2001, the Company entered into a premises lease for a new data center and offices in Emeryville, California for the Company beginning June 1, 2001. Pursuant to this lease, the Company's base monthly rent expenditures are expected to initially be reduced from $24,728 to $7,136.

Net Loss. Net loss for Q1 2001 was $219,885, as compared to a loss of $16,095 in Q1 2000. This increase in net loss was primarily due to a substantial change in the Company's business as a result of the acquisition of EDI and expenditures related to developing the Company's electronic messaging business. Excluding non-cash items in the amount of $83,420, the net loss for Q1 2001 was $136,465.

The Company had a net loss of $0.02 per share in Q1 2001 as compared to a net loss of $0.01 per share in Q1 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had working capital of $1,291,024 and cash and equivalent balances of $672,191 as compared to respective balances of $1,328,838 and $825,859 at December 31, 2000. Non-cash working capital grew to $619,380, up 23% over the balance at December 31, 2000. This change was largely due to an increase in revenue during the month of March 2001 relative to the rest of Q1 2001 and a resulting increase in accounts receivable. The Company believes that its working capital together with cash flow from its operations will be sufficient to fund its cash requirements through the year ended December 31, 2001.

Accounts receivable were up from $924,197 at December 31, 2000 to $1,169,774 at March 31, 2001. This increase was primarily due to an increase in revenue during the month of March 2001 relative to the rest of Q1 2001. Accounts receivable primarily represents collectable amounts from the previous ninety days sales. The Company believes that the growth in accounts receivable is generally consistent with its revenue growth.

Goodwill was $2,084,989 at March 31, 2001 as compared to $1,971,515 at December 31, 2000. Goodwill, net of amortization of $54,366, increased during Q1 2001 by $167,839 over goodwill assets as of December 31, 2000 due to the acquisition during Q1 2001 of the common capital stock of EDI representing the remaining 9.72% of EDI not already owned by the Company. Goodwill is being amortized over a ten-year period.

Accounts payable and accrued liabilities increased from $440,501 at December 31, 2000 to $525,208 at the end of Q1 2001. The Company believes that it is managing its short term liabilities commensurate with increases in revenue. This increase in accounts payable and accrued liabilities in Q1 2001 over the balance at December 31, 2000 is a direct result of increases in operating expenses resulting from the acquisition of EDI.

During Q1 2001, capital stock increased by $333,144 due to a $200,000 private placement of Company common shares and the acquisition of the remaining 9.72% of EDI that the Company did not acquire during 2000. Paid in capital increased by $5,700 due to the return to treasury of performance escrow shares.

During Q1 2001, the Company used $151,735 in cash from operations and $116,401 in non-cash operating working capital. The use of cash related to non-cash operating working capital was largely due to increases in accounts receivable. During Q1 2001, the Company received $200,000 from a private placement of restricted common shares at $0.50 per share.

The Company's business activities and operations have been funded to date through, among other things, revenues from operations, which were $1,704,507 for Q1 2001.

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

Report on Repricing of Options

On March 16, 2001, the Board of Directors determined that it was in the best interest of the Company to reprice issued and outstanding stock options. The Company's Board of Directors approved a stock option repricing program. Under the program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options for a repriced stock options to purchase the same number of shares at an exercise price of $0.50 per share on March 16, 2001. At this repricing, the new exercise price exceeded the then market price of the Company's common shares. Other than the lower exercise price, each repriced stock option under the repricing program has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 4,936,440 common shares were repriced on March 16, 2001. The Board of Directors approved the stock option repricing program as a result of the significant reduction in the price of the Company's common shares in fiscal 2000. The Board of Directors determined that the Company's existing stock options no longer provided meaningful incentive to the option holders to remain in the Company's employ and to maximize shareholder value. The existing stock options had exercise prices of $1.00 per share. The Board determined that the exchange of new stock options with a lower exercise price for the existing stock options would once again provide incentive to the Company's officers, directors and employees to continue to provide services to the Company and to maximize shareholder value.

Subsequent Events

In April 2001, the Company restructured and streamlined its workforce by eliminating 12 jobs, consisting of nine full-time and three part-time positions. The Company now has 21 full-time employees. The Company anticipates that this restructuring will reduce the Company's monthly salary expenses by approximately $40,000 through the end of fiscal year 2001.

In April 2001, the Company entered into a premises lease for a new data center and offices in Emeryville, California for the Company beginning June 1, 2001. Pursuant to this lease, the Company's base monthly rent expenditures are expected to initially be reduced from $24,728 to $7,136.

Business Outlook

Current economic slowdown and industry conditions may affect the Company's future results of operations, which may result in fluctuation of revenue, expenses and gross margin in future periods. A material decline in the demand for the Company's products or services may have a material adverse affect on the Company's results of operations and plan of operations in 2001. The economic uncertainty in the markets and industries that the Company competes makes it difficult to predict the Company's results for the second quarter of 2001 and for the remainder of 2001. The Company continues to consider possible strategic alternatives, including, but not limited to, a sale of the Company or one of its subsidiaries, a strategic transaction, a debt and/or equity financing or restructuring, a public or private sale of debt or equity securities or assets, and/or acquisition, merger, consolidation, reorganization, recapitalization or other business combination. There can be no assurance that the Company will enter any of these strategic transactions.

                           Part II. Other Information

Item 1.   Legal Proceedings.

Perell Lawsuit

On July 10, 2000, William S. Perell ("Perell"), a prior shareholder of EDI, filed a complaint in the Superior Court of the State of California in the county of Alameda against EDI and certain EDI current and former Directors, officers and shareholder alleging that EDI and its Directors denied him rights to exercise 78,000 stock purchase warrants of EDI (the "Perell Lawsuit"). The complaint does not specify the relief sought.

As a condition to closing the Company's acquisition of EDI, the Company and certain shareholders of EDI entered into an escrow agreement established to mitigate both the costs and outcome of the Perell Lawsuit (the "Perell Lawsuit Escrow Agreement"). Under the terms of the

Perell Lawsuit Escrow Agreement, 1,400,000 common shares of the Company were issued as part of the acquisition of EDI were put into escrow at a deemed value of $1.00 per share (the "Escrowed Shares"). The Escrowed Shares are to be returned to the treasury of the Company on a dollar for dollar basis as a result of any costs, settlement, or judgment that the Company should realize as a result of the Perell Lawsuit. Unassessed Escrowed Shares are to be returned to the shareholders of EDI upon settlement or judgment of the Perell Lawsuit.

On January 19, 2001, the Company, Perell and certain other parties entered into a settlement agreement with respect to the Perell Lawsuit. Under the terms of the agreement, the Company agreed to issue Perell 50,000 Company common shares. The 50,000 common shares were paid to Perell out of the Escrowed Shares, as provided for in the Perell Lawsuit Escrow Agreement.

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



Item 2.   Changes in Securities.

On January 19, 2001, the Company issued 291,128 common shares in exchange for 9.72% of the common capital stock of EDI, bringing the Company's interest in EDI to 100%. No commissions were paid in connection with this issuance of Company common shares. The Company common shares were issued in a private transaction to certain shareholders of EDI in reliance upon an exemption available under
Section 4(2) of the Securities Act of 1933, as amended.

On March 9, 2001, the Company issued 400,000 common shares in a private placement at $0.50 per share common share for total proceeds of $200,000. No commissions were paid in connection with the private placement. The shares were issued to one non-U.S. person outside of the United States in reliance upon an exemption available under Regulation S of the Securities Act of 1933, as amended. In conjunction with this private placement, the Company issued 200,000 non-transferable warrants to purchase 200,000 common shares exercisable at $1.00 per share. These warrants have a two-year term and expire on March 9, 2003.


Item 3.   Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5. Other Information.

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

EXHIBIT INDEX


Exhibit No.                           Description

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

10.18(1)       Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement  Inc. and Lisa  Barsocchini,  previously  filed as
               Exhibit 3.18

10.19(4) USV Telemanagement, Inc. Stock Option Plan (1999), previously filed as Exhibit 4.1

10.20(5)       USV  Telemanagement,  Inc. Amended and Restated Stock Option Plan
               (2000), previously filed as Exhibit 4.7

10.21(5)       Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and Mark Smith, dated March 10, 2000 as amended April 19, 2000, previously filed as Exhibit 4.1

10.22(5)       Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and Joseph Karwat, dated February 8, 2000, as amended April 19, 2000, previously filed as Exhibit 4.2


10.23(5) Incentive Stock Option Agreement by and between USV Telemanagement Inc. and West Oak Capital Group, Inc., dated January 25, 2000 as amended April 19, 2000, previously filed as
               Exhibit 4.3

10.24(5)       Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and Mark Smith, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.4

10.25(5)       Stock   Appreciation   Right   Agreement   by  and   between  USV
               Telemanagement Inc. and Mark Smith, dated March 10, 2000, previously filed as Exhibit 4.5

10.26(5)       Incentive   Stock   Option   Agreement   by   and   between   USV
               Telemanagement Inc. and J. Erik Mustad, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.6

10.27(5) Incentive Stock Option Agreement with Trevor Gibbs dated April 19, 2000, previously filed as Exhibit 4.8

10.28(5) Incentive Stock Option Agreement with Thomas Wharton dated April 19, 2000, previously filed as Exhibit 4.9

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

10.38(7) Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously filed as Exhibit 4.10

10.39(7) Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000, previously filed as Exhibit 4.11

10.40(7) E*Comnetrix Inc. Amended and Restated Stock Option Plan (2000), previously filed as Exhibit 4.12

10.41(8)       Form of Amendment to Incentive Stock Option Agreement,dated June
               26, 2000

10.42(8) Form of Amendment to Incentive Stock Option Amendment, dated March 16, 2001

10.43(8) Termination of Stock Appreciation Rights Agreement by and between E*Comnetrix Inc. and Mark Smith, dated November 7, 2000

10.44(8) Employment Agreement by and between E*Comnetrix Inc. and Joseph Karwat, dated August 7, 2000

10.45(8)       Form of Bonus Compensation Agreement, dated August 21, 2000

10.46(8) Share Exchange Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

10.47(8) Share Exchange Agreement by and between certain shareholders of Moving Bytes, Inc. and E*Comnetrix Inc., dated August 7, 2000

10.48(8) Escrow Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

10.49(8) Settlement Agreement and Mutual Release by and between and William Perell, Cheryl Harrison doing business as Harrison Design Group, Exstream Data, Inc., Joseph Karwat, Eric Karlson, Robert Dumper and E*Comnetrix, Inc. dated January 19, 2001

10.50(8)       Share  Exchange  Agreement  by  and  between   E*Comnetrix  Inc.,
               Exstream Data Inc., Harrison Design Group and William S. Perell, dated January 19, 2001

        (1)     Previously filed on Form 20-F dated April 20, 1999.
        (2) Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
        (3)     Previously filed on Form 20-F/A dated June 4, 1999.
        (4)     Previously filed on Form S-8 dated September 8, 1999.
        (5)     Previously filed on Form S-8 dated May 31, 2000.
        (6)     Previously filed on Form 20-F dated June 12, 2000.
        (7)     Previously filed on Form S-8 dated November 16, 2000.
        (8)     Previously filed on Form 10-KSB dated May 8, 2001.



(b)      Reports on Form 8-K.

         Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         E*COMNETRIX INC.
                                         (Registrant)
Date:    May 15, 2001                    By: /s/ Mark M. Smith
                                             -----------------------------------
                                         Mark M. Smith
                                         President, Chief Financial Officer and
                                         Director

EXHIBIT INDEX


Exhibit No.                           Description

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

10.38(7) Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously filed as Exhibit 4.10

10.39(7) Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000, previously filed as Exhibit 4.11

10.40(7) E*Comnetrix Inc. Amended and Restated Stock Option Plan (2000), previously filed as Exhibit 4.12

10.41(8)       Form of Amendment to Incentive Stock Option Agreement,dated June
               26, 2000

10.42(8) Form of Amendment to Incentive Stock Option Amendment, dated March 16, 2001

10.43(8) Termination of Stock Appreciation Rights Agreement by and between E*Comnetrix Inc. and Mark Smith, dated November 7, 2000

10.44(8) Employment Agreement by and between E*Comnetrix Inc. and Joseph Karwat, dated August 7, 2000

10.45(8)       Form of Bonus Compensation Agreement, dated August 21, 2000

10.46(8) Share Exchange Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

10.47(8) Share Exchange Agreement by and between certain shareholders of Moving Bytes, Inc. and E*Comnetrix Inc., dated August 7, 2000

10.48(8) Escrow Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

10.49(8) Settlement Agreement and Mutual Release by and between and William Perell, Cheryl Harrison doing business as Harrison Design Group, Exstream Data, Inc., Joseph Karwat, Eric Karlson, Robert Dumper and E*Comnetrix, Inc. dated January 19, 2001

10.50(8)       Share  Exchange  Agreement  by  and  between   E*Comnetrix  Inc.,
               Exstream Data Inc., Harrison Design Group and William S. Perell, dated January 19, 2001

          (1) Previously filed on Form 20-F dated April 20, 1999.
          (2)  Confidential   treatment  has  been  requested  with  respect  to
               portions  of  this  exhibit   pursuant  to  an  application   for
               confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
          (3)  Previously filed on Form 20-F/A dated June 4, 1999.
          (4)  Previously filed on Form S-8 dated September 8, 1999.
          (5)  Previously filed on Form S-8 dated May 31, 2000.
          (6)  Previously filed on Form 20-F dated June 12, 2000.
          (7)  Previously filed on Form S-8 dated November 16, 2000.
          (8)  Previously filed on Form 10-KSB dated May 8, 2001.