Form 10QSB
period 2001-06-30
E COMNETRIX INC
filed 2001-08-14
CIK 1085104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ----------- to ---------------


                         Commission File Number: 0-30058

                                E*COMNETRIX INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Canada                                      Not Applicable
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
       of Incorporation)

                         5858 Horton Street, Suite 101,
                          Emeryville, California 94608
                    (Address of Principal Executive Offices)

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


       Number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2001: 13,509,441 Common Shares

                                                 E*COMNETRIX INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS



                                                                           PAGE

PART I.  FINANCIAL INFORMATION................................................1

ITEM 1  ......................................................................1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS..................................13

PART II. OTHER INFORMATION....................................................18

ITEM 1. LEGAL PROCEEDINGS.....................................................18

ITEM 2. CHANGES IN SECURITIES.................................................18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................19

ITEM 5. OTHER INFORMATION.....................................................20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................20

SIGNATURES....................................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION


E*Comnetrix inc.
Consolidated Balance Sheets
(Expressed in United States Dollars)

------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,          December 31,
                                                                                     2001                 2000
------------------------------------------------------------------------------------------------------------------
                                                                                                     (audited)
Assets

Current assets:
     Cash and cash equivalents                                                $   578,401          $   825,859
     Accounts receivable, less allowance for doubtful
       accounts of $49,789 (December 31, 2000 - $58,901)                          991,518              924,197
     Prepaid expenses                                                              31,561               79,465
------------------------------------------------------------------------------------------------------------------
     Total current assets                                                       1,601,480            1,829,521

Equipment                                                                         335,024              235,778

Other assets (note 7(a)(i) and (ii))                                               39,012                7,765

Goodwill (net of $172,894; December 31, 2000 - $63,464
   accumulated amortization) (note 3)                                           1,904,018            1,971,515
------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 3,879,534          $ 4,044,579
------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                         $   465,396          $   440,501
     Accrued liabilities                                                            5,845                    -
     Commissions payable                                                                -               21,209
     Telecom taxes payable                                                         32,042               38,973
     Current portion of capital lease (note 4)                                      5,469                    -
-----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    508,752              500,683

Non-controlling interest (note 3)                                                       -               20,276

Obligation under capital lease (note 4)                                            37,235                    -

Stockholders' equity:
     Capital stock (note 5(b)):
       Authorized:
         Unlimited  number of common stock without par value 10,000,000 class A preferred stock without par value 20,000,000 class
           B preferred stock without par value
       Issued: 13,509,441 common shares (December 31, 2000 - 13,602,313)        6,458,657            6,125,514
     Additional paid in capital                                                   149,081              143,381
     Accumulated deficit                                                       (3,274,191)          (2,745,275)
-----------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                 3,333,547            3,523,620
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $ 3,879,534          $ 4,044,579
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies (note 7)



See accompanying notes to consolidated financial statements.

E*Comnetrix inc.
Consolidated Statements of Operations and Accumulated Deficit
(Expressed in United States Dollars)

                                           Three months ended June 30,           Six months ended June 30,
                                          -------------------------------       ----------------------------
---------------------------------------------------------------------------------------------------------------------
                                                2001             2000                 2001              2000
---------------------------------------------------------------------------------------------------------------------
Revenue                                 $   1,502,415     $   1,249,840         $   3,206,922    $   2,532,851

Cost of goods sold:
     Transmission and services                657,845           673,931             1,438,803        1,382,384
     Commissions                              106,667            83,331               178,671          177,588
     Other                                     43,501            46,491                85,019          102,438
---------------------------------------------------------------------------------------------------------------------
                                              808,013           803,753             1,702,493        1,662,410
---------------------------------------------------------------------------------------------------------------------
Gross profit                                  694,402           446,087             1,504,429          870,441

Expenses:
     Salaries and benefits                    497,063           179,436             1,072,672          337,407
     Contracting and consulting services
       (note 7(d))                             84,826           135,384               224,401          308,823
     Legal and accounting                      37,827            64,931                59,980           77,481
     Rent                                      87,663            17,618               162,753           34,987
     Bad debt (note 7(b))                     121,103            11,301               121,103           17,000
     Other general and administration         118,428            88,369               280,528          165,757
     Amortization and depreciation             81,658             5,992               165,078           11,983
---------------------------------------------------------------------------------------------------------------------
                                            1,028,568           503,031             2,086,515          953,438
---------------------------------------------------------------------------------------------------------------------
Loss before undernoted                       (334,166)          (56,944)             (582,086)         (82,997)

Other income, net                              25,135             9,168                37,900           19,125
---------------------------------------------------------------------------------------------------------------------
Loss before income taxes and
  non-controlling interest                   (309,031)          (47,776)             (544,186)         (63,872)

Income tax                                          -            (2,000)                    -           (2,000)
---------------------------------------------------------------------------------------------------------------------
Loss before non-controlling interest         (309,031)          (49,776)             (544,186)         (65,872)

Non-controlling interest (note 3)                   -                 -                15,270                -
---------------------------------------------------------------------------------------------------------------------
Loss for the period                          (309,031)          (49,776)             (528,916)         (65,872)

Accumulated deficit,
   beginning of period                     (2,965,160)       (2,495,805)           (2,745,275)      (2,479,709)
---------------------------------------------------------------------------------------------------------------------
Accumulated deficit, end of period      $  (3,274,191)    $  (2,545,581)        $  (3,274,191)   $  (2,545,581)
---------------------------------------------------------------------------------------------------------------------
Loss per share -  basic and diluted     $       (0.02)     $      (0.01)         $      (0.04)    $      (0.01)

Weighted average number of shares
   outstanding - basic and diluted         13,509,441        10,899,277            12,785,223       10,036,777
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

E*Comnetrix inc.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

--------------------------------------------------------------------------------------------------------------------
                                             Three months ended June 30,           Six months ended June 30,
                                          -------------------------------       ----------------------------
--------------------------------------------------------------------------------------------------------------------
                                                2001             2000                 2001              2000
--------------------------------------------------------------------------------------------------------------------
Cash flow provided by (used in)
operating activities:
     Loss for the period                   $ (309,031)       $  (49,776)           $ (528,916)      $  (65,872)
     Items not involving cash:
         Amortization and depreciation         81,658             5,992               165,078           11,983
         Non-controlling interest                   -                 -               (15,270)               -
     Changes in non-cash operating
        working capital:
         Accounts receivable                  178,257            28,746               (67,321)          40,271
         Prepaid expenses                        (479)          (13,904)               47,904           (8,445)
         Accounts payable                     (35,018)           96,829                24,895          163,247
         Accrued liabilities                  (18,949)                -                 5,845                -
         Commissions payable                  (20,000)           (2,000)              (21,209)           9,934
         Telecom taxes payable                 (4,227)              534                (6,931)           2,756
--------------------------------------------------------------------------------------------------------------------
     Cash flow provided by (used in)
       operating activities                  (127,789)           66,421              (395,925)         153,874

Cash flow provided by (used in) investing
  activities:
     Purchase of equipment                    (57,259)           (1,868)             (105,649)          (1,866)
     Acquisition of subsidiary (note 3)       125,906                 -                88,574                -
     Other assets                             (31,437)                -               (31,247)               -
--------------------------------------------------------------------------------------------------------------------
     Cash flow provided by (used in)
       investing activities                    37,210            (1,868)              (48,322)          (1,866)

Cash flow provided by (used in) financing
  activities:
     Issuance of common shares                      -                 -               200,000          264,627
     Capital lease obligation payments         (3,211)                -                (3,211)               -
--------------------------------------------------------------------------------------------------------------------
     Cash flow provided by financing
       activities                              (3,211)                -               196,789          264,627
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
   cash equivalents                           (93,790)           64,553              (247,458)         416,635

Cash and cash equivalents,
   beginning of period                        672,191           920,501               825,859          568,419
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
   end of period                           $  578,401        $  985,054            $  578,401       $  985,054
--------------------------------------------------------------------------------------------------------------------
Supplementary information:
     Interest received                     $    6,933        $   11,386            $   19,087       $   21,343
     Interest paid                             26,732             2,595                26,772            2,595
     Income tax received (note 3)             125,906                 -               125,906                -
     Non-cash transactions:
         Acquisition of asset under
           capital lease                       45,914                 -                45,914                -
         Value assigned to common
           shares issued on acquisition
           of EDI (note 3)                          -                 -               172,843                -
         Value assigned to performance
           escrow stock returned to
           treasury (note 5(b)(ii))                 -                 -                 5,700                -

--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Three months ended June 30, 2001 and the
six months ended June 30, 2001
--------------------------------------------------------------------------------


1.   Operations:

     E*Comnetrix Inc. (the "Company" or "E*Comnetrix") is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol
     "ECNXF". The Company through its operating subsidiaries, provides integrated telecommunications, broadband communications, electronic document delivery and web based electronic marketing solutions to its commercial customers.

     The consolidated financial statements include the accounts of E*Comnetrix and the following subsidiaries from their respective dates of acquisition or formation.


     Wholly owned operating subsidiaries:
         Exstream Data, Inc. ("EDI")
         Moving Bytes Broadband Corporation ("MBB")
         Layer 427, Inc. ("L427")

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

          These interim consolidated financial statements do not include all disclosures required by United States of America generally accepted accounting principles for annual financial statements, and accordingly these interim consolidated financial statements should be read in conjunction with the Company's December 31, 2000 annual consolidated financial statements included in its Annual Report on Form 10-KSB. These interim consolidated financial statements follow the same accounting policies and methods of application used in the Company's audited annual consolidated financial statements as at and for the year ended December 31, 2000.

          The Company acquired 90.28% of EDI and 100% MBI on September 15, 2000 and has included the results of operations and cash flows from this date to June 30, 2001. On January 19, 2001 the company acquired the remaining 9.72% of EDI which it had not previously purchased (note 3).

     (b)  Loss per share:

          Loss per share has been calculated using the weighted average number of shares outstanding during the year. Diluted loss per share does not differ from basic loss per share as the effect of outstanding dilutive securities, being stock options and warrants (note 5(b)(i) and (c)), is anti-dilutive for all periods presented.

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Three months ended June 30, 2001 and the
six months ended June 30, 2001
--------------------------------------------------------------------------------

3.   Acquisition of Exstream Data Inc.:

     On January 19, 2001, the Company acquired the 9.72% of the common stock of EDI, which had not been previously acquired on September 15, 2000. As consideration, the Company issued 291,128 common shares of the Company with a fair value of $172,843.

     This 9.72% acquisition has been accounted for using the purchase method with an effective date of January 19, 2001 and is summarized as follows:

     ---------------------------------------------------------------------------
     Net assets acquired:
         Goodwill                                                $    167,839
         Acquisition of non-controlling interest                        5,004
     ---------------------------------------------------------------------------
                                                                 $    172,843
     ---------------------------------------------------------------------------
     Consideration:
         Common shares                                           $    172,843
     ---------------------------------------------------------------------------

     During the quarter, the Company received a federal income tax refund of $125,906 from the carryback of EDI operating losses against income taxes paid. This refund relates to pre-acquisition losses and therefore has been accounted for as a credit against goodwill on the acquisition of EDI.

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Three months ended June 30, 2001 and the
six months ended June 30, 2001
--------------------------------------------------------------------------------

4.   Obligation under capital lease:

     On May 13, 2001, the Company entered into a sixty-month capital lease obligation of $45,914 for various computer and telecommunications equipment. The monthly payment obligation is $1,180. The total minimum lease obligation in the aggregate is $73,622. The present value of the future minimum lease obligation and the related depreciation costs for the succeeding five years is as follows:

     ---------------------------------------------------------------------
                               Present value of
     Year                minimum lease payments              Depreciation
     ---------------------------------------------------------------------
     2001                     $     5,469                 $     9,183
     2002                           6,773                       9,183
     2003                           8,388                       9,183
     2004                          10,388                       9,183
     2005                          11,686                       8,418
     ---------------------------------------------------------------------
                              $    42,704
     ---------------------------------------------------------------------

5.   Capital stock:

     (a) Authorized:

On June 22, 2001, the shareholders of the Company authorized 20,000,000 class B preferred shares, with no par value

     (b) Issued and fully paid common shares:

----------------------------------------------------------------------------------------------------------------
                                                         Number of             Common            Additional
                                                     common shares       share amount       paid-in capital
----------------------------------------------------------------------------------------------------------------
      Balance, December 31, 2000                        13,602,313      $   6,125,514           $   143,381

      Issued for cash on private placement
        (note 5(b)(i))                                     400,000            200,000                     -
      Performance escrow stock returned to
        treasury (note 5(b)(ii))                          (750,000)            (5,700)                5,700
      Issued to acquire 9.72% interest in EDI
        (note 3)                                           291,128            172,843                     -
      Stock returned to treasury on settlement
        of Perell lawsuit (note 5(b)(iii))                 (34,000)           (34,000)                    -
----------------------------------------------------------------------------------------------------------------
      Balance, June 30, 2001                            13,509,441      $   6,458,657           $   149,081
----------------------------------------------------------------------------------------------------------------

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Three months ended June 30, 2001 and the
six months ended June 30, 2001
--------------------------------------------------------------------------------

5.   Capital stock (continued):

     (b) Issued and fully paid common shares (continued):

         (i)  Private placement:

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

         (ii) Performance escrow shares:

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

        (iii) Perell Lawsuit Escrow shares:

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

     (c) Stock options:

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

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Three months ended June 30, 2001 and the
six months ended June 30, 2001
--------------------------------------------------------------------------------

5.   Capital stock (continued):

     (c) Stock options (continued):

         The following summarizes changes in stock options:
      --------------------------------------------------------------------------
                                                               Weighted average
                                               Shares            exercise price
     ---------------------------------------------------------------------------
     Outstanding, December 31, 2000         4,725,890                   $  0.51
     Granted                                  674,875                      0.50
     Exercised                                      -                         -
     Expired                                  (14,700)                     0.50
     Forfeited                               (358,765)                     0.51
     ---------------------------------------------------------------------------
     Outstanding, June 30, 2001             5,027,300                   $  0.50
     ---------------------------------------------------------------------------


         The following summarizes the repricing of options during the 6 month period ending June 30, 2001. The above weighted average exercise prices reflect the revised exercise prices:

--------------------------------------------------------------------------------
    Number                           Initial                           New
  of shares                   exercise price                exercise price
--------------------------------------------------------------------------------

  1,050,000                      $    4.4375                       $  0.50
    200,000                           6.0625                          0.50
    750,000                           7.0000                          0.50
     25,000                           5.0000                          0.50
     10,000                           3.0000                          0.50
  2,743,700                           1.0000                          0.50
--------------------------------------------------------------------------------


The Company has the following stock purchase options outstanding and vested at June 30, 2001:

----------------------------------------------------------------------------------------------------
                                       Number              Price                          Expiry
----------------------------------------------------------------------------------------------------

     Employees                        100,000          $    0.50              September 27, 2001
     Officers/directors               200,000               0.50                February 8, 2002
     Directors                         30,000               0.50                   June 20, 2002
     Employees                         20,000               0.50                   June 26, 2002
     Employees                          5,250               0.50                   June 29, 2002
     Officers/directors               200,000               0.50              September 15, 2002
     Officers/directors               550,000               0.50               February 25, 2003
     Employees                         25,000               0.50                   April 1, 2003
     Directors                         10,000               0.50                  April 19, 2003
     Employee                           5,000               0.50                   June 26, 2003
     Employees                        150,000               0.50               September 3, 2003
     Employees                        100,000               0.50              September 18, 2003
     Employees                        232,200               0.50                January 16, 2004
     Employees                         23,600               0.50                  March 14, 2004
     Employees                        225,000               0.50                    May 24, 2004
     Officers/directors             1,000,000               0.50              September 29, 2004
     Officers/directors               500,000               0.50               February 25, 2005
     Officers/directors               750,000               0.50                   March 9, 2005
     Officers/directors               875,000               0.50                   June 26, 2005
     Employees                         26,250               0.50                   June 29, 2005
----------------------------------------------------------------------------------------------------
                                    5,027,300          $    0.50
----------------------------------------------------------------------------------------------------

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Three months ended June 30, 2001 and the
six months ended June 30, 2001
--------------------------------------------------------------------------------

5.   Capital stock (continued):

     (d)  Stock-based compensation:

          The Company applies the intrinsic value principles of APB Opinion No. 25 in accounting for the Plan. As options are granted having exercise prices based on the market price at the date of the grant, no compensation cost has been recognized for stock options granted in these financial statements. Repriced options granted to employees (note 5(c)) are accounted for by the variable method, whereby the intrinsic value will be remeasured at each reporting date with any increase in intrinsic value charged against income, until such time as the repriced options are exercised, expire or are otherwise forfeited. To June 30, 2001, no compensation expense had been recognized with respect to the repriced options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below. If the fair value method had been used compensation for stock options granted to directors, officers and employees of $48,883 would have been recorded, during the three months to June 30, 2001, and $166,948 during the six months to June 30, 2001 increasing the reported loss by such amount. Accordingly, the pro forma loss and loss per share for the periods are as follows:

       -------------------------------------------------------------------------
                                    Three months                Six months
                                           ended                     ended
                                   June 30, 2001             June 30, 2001
       -------------------------------------------------------------------------
       Loss for the period          $   357,914               $   695,864

       Loss per share               $      0.03               $      0.05
       -------------------------------------------------------------------------


         The fair value of options granted during the period was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.12%; no annual dividends; expected lives equal to one-half the option lives; and volatility of 226%.


6.   Related party transactions:

     (a)  During the three months and six months  ended June 30,  2001,  Company
          paid   management  and  consulting   fees  of  $55,000  and  $115,000,
          respectively, to a company controlled by a director of the Company.

     (b) On June 1, 2001 the Company entered into an amendment (the "Consulting Agreement Amendment") to the consulting services agreement (the "Consulting Agreement") effective of June 1, 2000, between Interven Capital Corporation ("Interven"), Mark M. Smith ("Smith") (Interven and Smith are referred to collectively as the "Consultant") pursuant to which beginning June 1, 2001 the Consultant would defer $5,000 per month in consideration due to the Consultant under the Consulting Agreement. Payment of deferred amounts to Consultant would be made upon the occurrence of certain events. No consideration, contingent or otherwise, was or will be paid to the Consultant to induce the Consultant to enter into the Consulting Agreement Amendment. No other terms or conditions of the Consulting Agreement were amended pursuant to the Consulting Agreement Amendment.

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Three months ended June 30, 2001 and the
six months ended June 30, 2001
--------------------------------------------------------------------------------

7.   Commitments and contingencies:

     (a) Lease commitments:

         (i) On April 25, 2001, the Company entered into a sixty-month triple net lease for 2,595 square feet in Emeryville, California at $2.75 per square foot commencing June 1, 2001. A security deposit in the amount of $23,407 was paid to secure the lease. The Company is responsible for its pro-rata share of operating expenses including insurance, taxes and utilities. The base rent escalates over the sixty months as follows:

              ------------------------------------------------------------------
              Months 1-12                            $2.75 SqFt
              Months 13-24                           $2.83 SqFt
              Months 25-36                           $2.92 SqFt
              Months 37-48                           $3.00 SqFt
              Months 49-60                           $3.10 SqFt
              ------------------------------------------------------------------

         (ii) On June 28, 2001, the Company entered into a lease for 1,601 square feet full service in Emeryville, California for sixty-months at $2.85 per square foot commencing August 1, 2001. A security deposit in the amount of $10,000 was paid to secure the lease. The Company intends to relocate its corporate, accounting and engineering operations to the second location. The base rent escalates over the sixty months as follows:
              ------------------------------------------------------------------
              Months 1-12                          $2.85 SqFt
              Months 13-24                         $2.93 SqFt
              Months 25-36                         $3.02 SqFt
              Months 37-48                         $3.11 SqFt
              Months 49-60                         $3.20 SqFt
              ------------------------------------------------------------------

     (b) Bad debt expense:

         During the period, the Company wrote off $119,313 plus accrued interest of $1,790 for a total of $121,103 for non-payment of amounts due from a single customer, Prime T.V.

         In May 2001, the Company filed a complaint in the Superior Court of the State of California in the county of Alameda against Prime T.V., LLC, Gatelinx Corporation, Gatelinx Financial Corporation, Gatelinx Solutions Corporation and Thomas O'Hanlon (jointly and severally "Prime T.V.") alleging that Prime T.V. committed breach of contract, fraud and intentional tort associated with the nonpayment of $119,313 in services provided to Prime T.V. by EDI during March and April 2001. The complaint seeks relief of $144,313 plus additional sums plus interest accrued thereon and attorney fees.

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Three months ended June 30, 2001 and the
six months ended June 30, 2001
--------------------------------------------------------------------------------

7.   Commitments and contingencies (continued):

     (c) Performance agreements:

         On September 30, 2000, the Company entered into performance agreements with two employees of EDI. Under the agreements the Company would pay an aggregate cash amount of up to $370,000 dependent upon the closing bid price of the Company's stock on dates through August 31, 2001. The performance agreements terminated under their terms on March 31, 2001 and April 30, 2001 with no payments having been made and with no further obligation on behalf of the Company.

     (d) Management agreements:

         On June 1, 2001 the Company entered into a management agreement with J. Erik Mustad ("Mustad") the Company's Chief Executive Officer and a director, for the period June 1, 2001 to February 28, 2003 (the "Mustad Agreement"). The Mustad Agreement canceled and superceded all prior agreements between the Company and Mustad. Pursuant to the Mustad
         Agreement, Mustad will provide certain services to the Company in consideration of $7,500 per month through December 31, 2001 and $6,000 per month thereafter. In addition the Company would pay to Mustad a 5% finders fee on any financing proceeds it receives as a result of the direct efforts of Mustad up to $2,000,000 in cumulative financings and 10% of any financing proceeds it receives as a result of the direct efforts of Mustad exceeding $2,000,000 in cumulative financings. In the event of termination of the Mustad Agreement by the Company prior to February 28, 2003, other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had Mustad been engaged for the entire term. The Mustad Agreement will expire February 28, 2003 with no provision for renewal.

8.   Segmented information:

     The Company operates two business segments:

     (a) the  purchase  of  telecommunication   transmission  time  and  digital
         subscriber access in bulk, on a wholesale basis from third party carriers, and reselling of time and access to end users, primarily businesses, at competitive resale prices; and

     (b) electronic document delivery and electronic market solutions sold to businesses.

         Operating information related to the Company's material operating segments are as follows:


                                                                        Electronic
   Three months               Telecommunication                            document
   ended June 30, 2001                 services         Corporate          delivery            Total
--------------------------------------------------------------------------------------------------------
   Revenue                          $ 1,100,262         $       -        $  402,153        $ 1,502,415
   Gross margin                         399,834                 -           294,568            694,402
   Depreciation and amortization          5,701            58,855            17,102             81,658
   Expenditures for segment
      capital assets                     25,794                 -            31,465             57,259
--------------------------------------------------------------------------------------------------------

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Three months ended June 30, 2001 and the
six months ended June 30, 2001
--------------------------------------------------------------------------------

8.   Segmented information (continued):

     (b) Continued:

--------------------------------------------------------------------------------------------------------

                                                                         Electronic
   Six months                 Telecommunication                            document
   ended June 30, 2001                 services         Corporate          delivery            Total
--------------------------------------------------------------------------------------------------------
   Revenue                       $   2,200,475        $        -       $ 1,006,447        $ 3,206,922
   Gross margin                        825,599                 -           678,830          1,504,429
   Depreciation and amortization        12,131           116,552            36,395            165,078
   Segment assets                      672,239           578,401         2,628,894          3,879,534
   Expenditures for segment
      capital assets (1)                38,724                 -           366,925            105,649
--------------------------------------------------------------------------------------------------------

     (1) During the period $31,135 in assets previously allocated to corporate were reallocated 25% to MBB and 75% to EDI.

     The Company operates primarily in the United States through MBB and EDI, its U.S. subsidiaries. All of the Company's revenues are generated in the United States. The following table sets out the location of the Company's assets for the period presented:

     ---------------------------------------------------------------------------
                            United States       Canada           Consolidated
     ---------------------------------------------------------------------------
     June 30, 2001*        $ 3,301,133         $  578,401       $ 3,879,534
     December 31, 2000*      3,532,558            512,021         4,044,579
     ---------------------------------------------------------------------------
     * Includes acquisition of EDI from September 15, 2000.


9.  Comparative figures:

Certain   comparative  figures  have  been  reclassified  to  conform  with  the presentation adopted for the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-QSB (the "Report"). This Report contains statements that may contain forward-looking statements, concerning the Registrant's future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements" and are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of the Registrant to continue to successfully compete in its market.

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

Nature of Business

The Company, through its wholly-owned subsidiaries, Moving Bytes Broadband Corporation ("MBI") and Exstream Data, Inc. ("EDI"), sells telecommunication, data, integrated T-1, Internet, Digital Subscriber Line and other network services and electronic document delivery and Internet marketing solutions to small to medium-sized business customers.

The Company acquired 90.28% of EDI on September 15, 2000 and has included the results of operations and cash flows from this date to June 30, 2001. On January 19, 2001 the Company acquired the remaining 9.72% of EDI which it had not previously purchased.

Results of Operations

Three Months and Six Months Ended June 30, 2001 and 2000

Revenue. Revenue for the three months ended June 30, 2001 ("Q2 2001") increased to $1,502,415 as compared to $1,249,840 for the three month period ended June 30, 2000 ("Q2 2000"). This represents an increase of 20.2% from Q2 2000 to Q2 2001. Revenue for the six month period ended June 30, 2001 ("YTD 2001") was $3,206,922 compared to $2,532,851 for the six month period ended June 30, 2000 ("YTD 2000"), an increase of 26.6%. The increase in revenues for YTD 2001 and Q2 2001 resulted from the Company's acquisition of EDI during the second half of 2001. EDI's operations accounted for revenues of $1,006,446 and $402,153 for YTD 2001 and Q2 2001, respectively.

Segmented revenue was $1,100,262 in telecommunications services for Q2 2001 compared to $1,249,840 for Q2 2000, and $402,153 in electronic messaging services for Q2 2001 compared to nil in Q2 in 2000. Telecommunications services revenue comprised 73.2% of total revenue for Q2 2001 and electronic messaging revenue comprised 26.8% of total revenue for Q2 2001. Segmented revenue for YTD 2001 was $2,200,476 (68.6% of YTD 2001 revenues) in telecommunications services and $1,006,446 (31.4% of YTD 2001 revenues) in electronic messaging services. One hundred percent of revenue in YTD 2000 were in telecommunications services. Telecommunications revenues declined from $2,532,851 for YTD 2000 to $2,200,476 for YTD 2001 as a result of downward pressure on pricing in the telecommunications industry as a whole. The Company anticipates that prices within the industry may continue to decline as capacity of carriers exceeds demand, which may cause future declines in telecommunications revenues for the markets currently served by the Company. The Company believes that electronic messaging revenues will grow relative to telecommunications revenues at such time as the Company commercializes product currently under development and there is a macro change in demand for electronic marketing services.

Gross Profit and Gross Margin. For Q2 2001, gross profit on sales increased to $694,402, up 55.7% from $446,087 in Q2 2000. Gross margins were 46.2% of sales in Q2 2001 as compared to 35.7% in Q2 2000. Gross margins YTD 2001 were $1,504,429, compared to $870,441 in YTD 2000 an increase of 72.8%. Gross margins increased substantially over both comparative periods due to both higher revenue as a result of the Company's acquisition of EDI and a higher percentage of revenue generated in the electronic messaging segment of the Company's business, which generally produces higher gross margins. In Q2 2001, electronic messaging gross margins were 72.8%, compared to 36.5% for telecommunications services. Electronic messaging accounted for 42.2% of gross profits on only 26.8% of revenue.

During Q2 2001, the Company negotiated lower carrier rates with Qwest Communications, its primary carrier in the electronic messaging segment, the benefit of which was partially realized during Q2 2001. The Company expects to fully realize the benefits of the new Qwest rates beginning the third quarter of 2001.

Gross profit margins from the Company's telecommunications business are expected to decline as a result of downward pressure on prices for long distance services as a result of increased competition in the telecommunications industry.

To the extent that the Company can increase revenue in electronic messaging relative to telecommunications services, it anticipates that it can increase its gross margins. In addition, the Company continues to attempt to negotiate better pricing terms from its underlying carriers in the telecommunications segment, including MCI Worldcom and Qwest Communications.

Personnel Expenses. The Company's costs for salaries and benefits increased to $497,063 in Q2 2001 up from $179,436 in Q2 2000 and to $1,072,672 YTD 2001 up from $337,407 YTD 2000. This was an increase of 177.0% in salaries over Q2 2000 and 217.9% over YTD 2000. The increase in salaries during both comparative periods resulted from a tripling of the number of employees of the Company that occurred due to the Company's acquisition of EDI on September 15, 2000 and due to the conversion of consultants to employees.

During the Q2 2001, the Company reduced staff by eliminating 12 jobs, consisting of nine full-time and three part-time positions, to levels commensurate with forecasted growth for the remainder of 2001. The Company now has 21 full-time employees. The benefits of the staff reductions were partially realized during the quarter and are expected to be fully realized beginning in the third quarter 2001.

Consulting services costs decreased to $84,826 during the Q2 2001 from $135,384 in the prior year's quarter and down to $224,401 YTD 2001 from $308,823 YTD 2000. Consulting services decreased due to a conversion of consultants to employees which occurred during fiscal year 2000. There were no special payments or bonuses paid to employees during Q2 2001.

Other General and Administrative Expenses. Other general and administrative costs were $118,428 in Q2 2001, up from $88,369 in Q2 2000 and $280,528 YTD 2001 up from $165,757 YTD 2000. These increases were due to a rise in operating expenditures resulting from the acquisition of EDI and non recurring costs associated with the Company's relocation of its executive offices and operation center. As a percentage of revenue, general and administrative costs for the quarter were 7.9% as compared to 7.1% in the prior year's quarter. The Company believes that it can continue to control general and administrative costs relative to growth in revenue.

Legal and Accounting, Rent, and Bad Debt.

Legal and accounting expenditures fell from $64,931 in Q2 2000 to $37,827 in Q2 2001 and from $77,481 YTD 2000 to $59,980 YTD 2001. Expenditures were primarily related to the Company's annual audit, Securities and Exchange Commission filings and costs and expenses related to its annual general meeting. During the Q2 2001, the Company implemented internal controls designed to lower customary legal and accounting expenditures.

Rents increased to $87,663 in Q2 2001 up from $17,618 in Q2 2000 and to $162,753 YTD 2001 up from $34,987 YTD 2000. The Company experienced increased rents during the quarter due to delays experienced in connection with the relocation of its executive offices and operation center. As a result of relocating its premises the Company will lower its total monthly rents to approximately $14,300 per month beginning August 2001.

During Q2 2001, the Company took a charge of $119,313 plus accrued interest of $1,790 for a total of $121,103 for non-payment of amounts due from a single customer, Prime T.V. The Company filed a complaint against Prime T.V. alleging breach of contract, fraud and intentional tort associated with the non-payment of $119,313 in services provided to Prime T.V. by EDI during March and April 2001. The complaint seeks relief of $144,313 plus additional sums plus interest accrued thereon and attorney fees. The Company believes that it will be successful in its efforts to collect the amounts due from Prime T.V.

Amortization and Depreciation. Amortization and depreciation costs during Q2 2001 were $81,658 up from $5,992 in Q2 2000 and were $165,078 YTD 2001 up from
$11,983 YTD 2001. The increases were due to amortization of the goodwill associated with acquisition of EDI and increased depreciation resulting from larger capital equipment balances.

Net Loss. Net loss for Q2 2001 was $309,031, as compared to a net loss of $49,776 in Q2 2000. Excluding amortization, depreciation and bad debt charges, the Company realized a net loss in Q2 2001 of $106,270 as compared to a net loss of $32,483 in Q2 2000 and a net loss of $136,465 in the sequential quarter. Increases in net losses during Q2 2001 compared to Q2 2000 were largely due to a substantial change in the Company's business as a result of the acquisition of EDI and expenditures related to developing the Company's electronic messaging business. Net loss for YTD 2001 was $528,916 as compared to $65,872 YTD 2000.

The Company had a net loss of $0.02 per share in Q2 2001 as compared to a net loss of $0.01 per share in Q2 2000 and $0.01 per share in the sequential quarter. Excluding non cash items and charges net losses were $0.01 per share. Year to date net losses were $0.04 per share as compared to $0.01 per share for the prior year's six month period.

Liquidity and Capital Resources

At June 30, 2001, the Company had working capital of $1,092,728 and cash and equivalent balances of $578,401 as compared to respective balances of $1,328,838 (working capital) and $825,859 (cash and cash equivalents) at December 31, 2000, and $1,291,024 (working capital) and $672,191 (cash and cash equivalents) at March 31, 2001. Reductions in non-cash working capital were largely due to the write down of the Prime T.V. receivable. Cash balances fell by $93,790 from March 31, 2001 as compared to drop of $153,668 from December 31, 2000 to March 31, 2001. The Company believes that it has implemented changes designed to further mitigate the reduction in cash balances which are primarily as a result of operational expenditures.

The Company believes that its working capital together with cash flow from its operations will be sufficient to fund its cash requirements through the year ending December 31, 2001.

Accounts receivable were up from $924,197 at December 31, 2000 to $991,518 at June 30, 2001. Accounts receivable primarily represents collectable amounts from the previous ninety days sales. The Company believes that the accounts receivable balance is historically consistent with its revenue size.

During Q2 2001, the Company's capital expenditures, including capital lease payments, for equipment and software were $60,470. The Company believes that its capital expenditures during the third quarter of 2001 may exceed Q2 2001 and that they will be financed primarily through its equipment lease facilities.

Goodwill was $1,904,018 at June 30, 2001, as compared to $1,971,515 at December 31, 2000. During the quarter, the Company received a federal income tax refund of $125,906 from the carryback of EDI operating losses against income taxes paid. This refund relates to pre-acquisition losses and therefore has been accounted for as a reduction of goodwill on the acquisition of EDI. Goodwill is being amortized over a ten-year period.

Accounts payable and accrued liabilities increased from $440,501 at December 31, 2000 to $471,241 at the end of Q2 2001 and were down from $525,208 at March 31, 2001. The Company believes that it is managing its short term liabilities commensurate with increases in revenue. The decrease in accounts payable balances from the sequential quarter are a direct result of planned reductions in operating expenses which began in June 2001.

During Q2 2001, the Company lease financed $45,914 in capital equipment purchases which allowed it to extend its cash resources.

There were no changes in capital stock during Q2 2001.

During Q2 2001, the Company used $93,790 in cash and increased cash from non-cash operating working capital by $99,584 as compared to generating $64,553 in cash and increasing cash from non-cash operating working capital by $110,205 in Q2 2000. Cash flow used by operations during Q2 2001 was $127,789 as compared to $66,421 generated during Q2 2000. The Company has implemented cost control programs to reduce cash consumption related to operations.

The Company used $91,907 in cash on equipment purchases, capital lease payments and rent deposits. The Company does not expect to make further rent deposits during fiscal year 2001.

Year to date cash used by operations was $395,925 as compared to cash provided by operations in the amount $153,874 in the YTD 2000. The Company believes that it has taken adequate measures to slow the fall in cash balances for the remainder of fiscal year 2001.

The Company's business activities and operations have been funded to date through, among other things, revenues from operations, which were $1,502,415 for Q2 2001.

Business Outlook

Current economic slowdown and industry conditions may affect the Company's future results of operations, which may result in fluctuation of revenues, expenses and gross margin in future periods. A material decline in the demand for the Company's products or services may have a material adverse affect on the Company's results of operations and plan of operations in 2001. The economic uncertainty in the markets and industries that the Company competes makes it difficult to predict the Company's results for the third quarter of 2001 and for the remainder of 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 18, 2001, the Company filed a complaint in the Superior Court of the State of California in the County of Alameda against Prime T.V., LLC, Gatelinx Corporation, Gatelinx Financial Corporation, Gatelinx Solutions Corporation and Thomas O'Hanlon (jointly and severally "Prime T.V.") alleging that Prime T.V. committed breach of contract, fraud and intentional tort associated with the nonpayment of $119,313 in services provided to Prime T.V. by EDI during March and April 2001. The complaint seeks relief of $144,313 plus additional sums plus interest accrued thereon and attorney fees.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's 2001 Annual General Meeting of Shareholders was held on June 22, 2001. A total of 8,719,841 common shares of the Company were represented in person or by proxy at the Meeting, consisting of 64.55% of the total number of common shares of the Company outstanding on May 11, 2001, the record date for the Meeting.

Election of Directors.

At the Meeting, all of the current Directors of the Company, were re-elected to serve as Directors until the 2002 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for Directors:

                               Votes Cast       Votes Cast    Votes Withheld
  Nominee                      For Nominee        Against                       Abstentions     Not Voted
---------------------------   ------------      ----------    ---------------   -----------     ---------
  J. Erik Mustad                8,171,381          7,960           800               0            539,700
  Mark M. Smith                 8,171,381          7,960           800               0            539,700
  Joseph Karwat                 8,171,381          7,960           800               0            539,700
  Stuart Rogers                 8,171,381          7,960           800               0            539,700
  Trevor Gibbs                  8,171,381          7,960           800               0            539,700
  Thomas Wharton                8,171,381          7,960           800               0            539,700


Appointment of Auditors

The shareholders ratified the appointment of KPMG LLP, Chartered Accountants as the Company's Auditors for the fiscal year ending December 31, 2001 and authorization for the directors to fix the remuneration of the auditors. The following table sets forth the information regarding the voting on the proposal:

    Votes Cast          Votes Cast Against    Votes Withheld
       For                                                         Abstentions           Not Voted
  -------------         ------------------    ---------------      -----------           ---------
    8,171,381                7,960                 800                 0                  539,700


Amendment of Stock Option Plan

The shareholders approved an amendment and restatement of the Company's Stock Option Plan. Under the amendment, the Corporation is authorized to grant stock options pursuant and subject to the terms and conditions of the Amended 2000 Plan entitling the option holders to purchase up to 8,000,000 common shares of the Corporation.

Increase in Authorized Capital

The shareholders approved resolutions to increase the authorized capital of the Corporation by the addition of 20,000,000 Class B preferred shares. The special resolutions may be revoked by the directors of the Corporation in their discretion by resolution without further approval, ratification or confirmation by the shareholders at any time prior to the issue of a Certificate of Amendment by the Director General under the Canada Business Corporations Act.

    Votes Cast          Votes Cast Against    Votes Withheld
       For                                                         Abstentions           Not Voted
  -------------         ------------------    ---------------      -----------           ---------
    5,948,445                2,181,910            31,500                0                  557,986


ITEM 5. OTHER INFORMATION.

On June 1, 2001, the Company entered into a management agreement with J. Erick Mustad ("Mustad") the Company's Chief Executive Officer and a director, for the period June 1, 2001 to February 28, 2003 (the "Mustad Agreement"). The Mustad Agreement canceled and superceded all prior agreements between the Company and Mustad. Pursuant to the Mustad Agreement, Mustad will provide certain services to the Company in consideration of $7,500 per month through December 31, 2001 and $6,000 per month thereafter. In addition, the Company would pay to Mustad a 5% finder's fee on any financing proceeds it receives as a result of the direct efforts of Mustad up to $2,000,000 in cumulative financings and 10% of any financing proceeds it receives as a result of the direct efforts of Mustad exceeding $2,000,000 in cumulative financings. In the event of termination by the Company prior to February 28, 2003, other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had Mustad been engaged for the entire term. The Mustad Agreement will expire February 28, 2003 with no provision for renewal.

On June 1, 2001 the Company entered into an amendment (the "Consulting Agreement Amendment") to the consulting services agreement (the "Consulting Agreement") effective as of June 1, 2000, between Interven Capital Corporation ("Interven"), Mark M. Smith ("Smith") (Interven and Smith are referred to collectively as the "Consultant") pursuant to which beginning June 1, 2001 the Consultant would defer $5,000 per month in consideration due to the Consultant under the Consulting Agreement. Payment of deferred amounts to Consultant would be made upon the occurrence of certain events. No consideration, contingent or otherwise, was or will be paid to the Consultant to induce the Consultant to enter into the Consulting Agreement Amendment. No other terms or conditions of the Consulting Agreement were amended pursuant to the Consulting Agreement Amendment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

      Exhibit
      Number        Description
      ------        -----------
       3.1(1)       Certificate of Incorporation  for Jackpine Mining Co., Inc.,
                    dated December 23, 1991, previously filed as Exhibit 1.1

       3.2(1) Form 1 (Section 5) Company Act Memorandum of Jackpine Mining Co., Inc., dated December 13, 1991, previously filed as
                    Exhibit 1.2

       3.3(1)       Articles of Jackpine Mining Co., Inc.,  previously  filed as
                    Exhibit 1.3

       3.4(1) Certificate of name change for USV Telemanagement Inc., dated July 10, 1996, previously filed as Exhibit 1.4

      Exhibit
      Number        Description
      ------        -----------
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

      10.3(1) Escrow Agreement among the Bank of Nova Scotia Trust Company of New York, Jackpine Mining Co., Inc. and certain shareholders, dated June 1, 1996, previously filed as
                    Exhibit 3.3

      10.4(1)       Form of  Telecommunication  Service Dealer  Agreement by and
                    between  USV   Telemanagement   Inc.  and  certain  dealers,
                    previously filed as Exhibit 3.4

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

      10.15(1)      Subscription  Agreement  by and between  USV  Telemanagement
                    Inc.  and  P.E.   Development  A.S.,  dated  July  3,  1997,
                    previously filed as Exhibit 3.15

      Exhibit
      Number        Description
      ------        -----------

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

      10.18(1)      Incentive   Stock  Option   Agreement  by  and  between  USV
                    Telemanagement Inc. and Lisa Barsocchini, previously filed as Exhibit 3.18

      10.19(4) USV Telemanagement Inc. Stock Option Plan (1999), previously filed as Exhibit 4.1

      10.20(5) USV Telemanagement Inc. Amended and Restated Stock Option Plan (2000), previously filed as Exhibit 4.7

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

      Exhibit
      Number        Description
      ------        -----------
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

      10.38(7) Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously filed as Exhibit 4.10

      10.39(7) Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000, previously filed as Exhibit 4.11

      10.40(7)      E*Comnetrix  Inc.  Amended and  Restated  Stock  Option Plan
                    (2000), previously filed as Exhibit 4.12

      10.41(8)      Form of Amendment to Stock Option Agreement,  dated June 26,
                    2000

      10.42(8)      Form of Amendment to Stock Option Agreement, dated March 16,
                    2001

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

      10.45(8)      Form of Bonus Compensation Agreement, dated August 21, 2000

      10.46(8) Share Exchange Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

      10.47(8) Share Exchange Agreement by and between certain shareholders of Moving Bytes, Inc. and E*Comnetrix Inc., dated August 7, 2000

      10.48(8) Escrow Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

      10.49(8) Settlement Agreement and Mutual Release by and between William Perell, Cheryl Harrison doing business as Harrison Design Group, Extreme Data, Inc., Joseph Karwat, Eric Karlson, Robert Dumper and E*Comnetrix Inc., dated January 19, 2001

      Exhibit
      Number        Description
      ------        -----------
      10.50(8)      Share Exchange  Agreement by and between  E*Comnetrix  Inc.,
                    Exstream  Data Inc.,  Harrison  Design  Group and William S.
                    Perell, dated January 19, 2001

      10.51         Amendment to Employment Agreement with Mark Smith dated June
                    2001

      10.52         Employment  Agreement with Erik Mustad Employment dated June
                    2001

      10.53         Lease Agreement  related  Watergate  Property dated June 28,
                    2001

--------------------
(1)  Previously filed on Form 20-F dated April 20, 1999.
(2) Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
(3)  Previously filed on Form 20-F/A dated June 4, 1999.
(4)  Previously filed on Form S-8 dated September 8, 1999.
(5)  Previously filed on Form S-8 dated May 31, 2000.
(6)  Previously filed on Form 20-F dated June 12, 2000.
(7)  Previously filed on Form S-8 dated November 16, 2000.
(8)  Previously filed on Form 10-KSB dated May 8, 2001.


     (b)  Reports on Form 8-K.

          Form 8-K filed on June 18, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            E*COMNETRIX INC.
                                            (Registrant)


Date: August 13, 2001                    By: /s/ Mark M. Smith
                                             -----------------------------------
                                            Mark M. Smith
                                            President, Chief Financial Officer
                                              and Director
                                            (Principal Executive Officer and
                                              Principal Financial Officer)

                                 EXHIBIT INDEX

      Exhibit
      Number        Description
      ------        -----------
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

      10.3(1) Escrow Agreement among the Bank of Nova Scotia Trust Company of New York, Jackpine Mining Co., Inc. and certain shareholders, dated June 1, 1996, previously filed as
                    Exhibit 3.3

      10.4(1)       Form of  Telecommunication  Service Dealer  Agreement by and
                    between  USV   Telemanagement   Inc.  and  certain  dealers,
                    previously filed as Exhibit 3.4

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

      Exhibit
      Number        Description
      ------        -----------
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

      10.15(1)      Subscription  Agreement  by and between  USV  Telemanagement
                    Inc.  and  P.E.   Development  A.S.,  dated  July  3,  1997,
                    previously filed as Exhibit 3.15

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

      10.18(1)      Incentive   Stock  Option   Agreement  by  and  between  USV
                    Telemanagement Inc. and Lisa Barsocchini, previously filed as Exhibit 3.18

      10.19(4) USV Telemanagement Inc. Stock Option Plan (1999), previously filed as Exhibit 4.1

      10.20(5) USV Telemanagement Inc. Amended and Restated Stock Option Plan (2000), previously filed as Exhibit 4.7

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

      10.24(5)      Incentive   Stock  Option   Agreement  by  and  between  USV
                    Telemanagement Inc. and Mark Smith, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.4

      Exhibit
      Number        Description
      ------        -----------
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
                    Telemanagement Inc. and J. Erik Mustad dated June 1, 2000, previously filed as Exhibit 3.39

      Exhibit
      Number        Description
      ------        -----------
      10.38(7)      Incentive  Stock  Option  Agreement  with Mark  Smith  dated
                    September 29, 2000, previously filed as Exhibit 4.10

      10.39(7) Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000, previously filed as Exhibit 4.11

      10.40(7)      E*Comnetrix  Inc.  Amended and  Restated  Stock  Option Plan
                    (2000), previously filed as Exhibit 4.12

      10.41(8)      Form of Amendment to Stock Option Agreement,  dated June 26,
                    2000

      10.42(8)      Form of Amendment to Stock Option Agreement, dated March 16,
                    2001

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

      10.45(8)      Form of Bonus Compensation Agreement, dated August 21, 2000

      10.46(8) Share Exchange Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

      10.47(8) Share Exchange Agreement by and between certain shareholders of Moving Bytes, Inc. and E*Comnetrix Inc., dated August 7, 2000

      10.48(8) Escrow Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

      10.49(8) Settlement Agreement and Mutual Release by and between William Perell, Cheryl Harrison doing business as Harrison Design Group, Extreme Data, Inc., Joseph Karwat, Eric Karlson, Robert Dumper and E*Comnetrix Inc., dated January 19, 2001

      10.50(8) Share Exchange Agreement by and between E*Comnetrix Inc., Exstream Data Inc., Harrison Design Group and William S. Perell, dated January 19, 2001

      10.51         Amendment to Employment Agreement with Mark Smith dated June
                    2001

      10.52         Employment  Agreement with Erik Mustad Employment dated June
                    2001

      10.53         Lease Agreement  related  Watergate  Property dated June 28,
                    2001

--------------------

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