Form 10-Q
period 2001-09-30
E COMNETRIX INC
filed 2001-11-14
CIK 1085104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
      Act of 1934

        For the quarterly period ended September 30, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ......................to...................

                         Commission File Number: 0-30058

                                E*COMNETRIX INC.
                                ----------------
             (Exact Name of Registrant as Specified in Its Charter)

                             Canada Not applicable.
 (State or Other Jurisdiction of Incorporation)(IRS Employer Identification No.)

          2000 Powell Street, Suite 1205, Emeryville, California 94608
                    (Address of Principal Executive Offices)

                                 (510) 985-1033
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No ____

     Number of shares outstanding of each of the Registrant's classes of common equity, as of October 31, 2001: 13,509,441 Common Shares

                                E*COMNETRIX INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS



                                                                                          PAGE

Part I.     Financial Information............................................................1

Item 1.     Financial Statements.............................................................1

Item 2.     Management's Discussion and Analysis............................................17

Part II.    Other Information...............................................................23

Item 1.     Legal Proceedings...............................................................23

Item 2.     Changes in Securities...........................................................23

Item 3.     Defaults Upon Senior Securities.................................................23

Item 4.     Submission of Matters to a Vote of Security Holders.............................23

Item 5.     Other Information...............................................................23

Item 6.     Exhibits and Reports on Form 8-K................................................23

SIGNATURES  ................................................................................28


                                E*COMNETRIX INC.

                          Part I. Financial Information




Item 1.  Financial Statements





                           Consolidated Financial Statements
                           (Expressed in United States Dollars)


                           E*COMNETRIX  INC.


                           Three months ended September 30, 2001
                           Nine months ended September 30, 2001

                           (Unaudited - Prepared by Management)

E*Comnetrix inc.
Consolidated Balance Sheets
(Unaudited, Expressed in United States Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                            September 30,         December 31,
                                                                                     2001                 2000
--------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Assets

Current assets:,
     Cash and cash equivalents                                             $      389,123       $      825,859
     Accounts receivable, less allowance for doubtful
       accounts of $48,221 (December 31, 2000 - $58,901)                          997,514              924,197
     Prepaid expenses                                                              14,236               79,465
--------------------------------------------------------------------------------------------------------------------
     Total current assets                                                       1,400,873            1,829,521

Equipment                                                                         454,020              235,778

Other assets (note 7(a)(i) and (ii))                                               40,982                7,765

Goodwill (net of $226,686; December 31, 2000 - $63,464
   accumulated amortization) (note 3)                                           1,850,226            1,971,515
--------------------------------------------------------------------------------------------------------------------

Total assets                                                               $    3,746,101       $    4,044,579
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                      $      505,273       $      440,501
     Accrued liabilities                                                           21,161                    -
     Commissions payable                                                                -               21,209
     Telecom taxes payable                                                          5,357               38,973
     Obligation under capital lease (note 4)                                        5,770                    -
--------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    537,561              500,683

Non-controlling interest (note 3)                                                       -               20,276

Obligation under capital lease (note 4)                                            35,674                    -

Stockholders' equity:
     Capital stock (note 5(b)):
         Authorized:
              Unlimited number of common stock without par value
              10,000,000 class A preferred stock without par value
              20,000,000 class B preferred stock without par value
         Issued:  13,509,441 common shares (December 31, 2000 -
           13,602,313)                                                          6,458,657            6,125,514
     Additional paid in capital                                                   149,081              143,381
     Accumulated deficit                                                       (3,434,872)          (2,745,275)
--------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                 3,172,866            3,523,620
--------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                 $    3,746,101       $    4,044,579
--------------------------------------------------------------------------------------------------------------------

Subsequent events (note 5(d))
Commitments and contingencies (note 7)
See accompanying notes to consolidated financial statements.

E*Comnetrix inc.
Consolidated Statements of Operations and Accumulated Deficit
(Unaudited, Expressed in United States Dollars)

---------------------------------------------------------------------------------------------------------------------
                                                    Three months                          Nine months
                                                 ended September 30,                  ended September 30,
---------------------------------------------------------------------------------------------------------------------
                                                 2001              2000                  2001           2000
---------------------------------------------------------------------------------------------------------------------
Revenue                                 $   1,379,959     $   1,242,667         $   4,586,881    $   3,775,518

Cost of goods sold:
     Transmission and services                591,345           652,328             2,030,148        2,034,712
     Commissions                               85,224            81,147               263,895          258,735
     Other                                     49,931            23,026               134,950          125,464
---------------------------------------------------------------------------------------------------------------------
                                              726,500           756,501             2,428,993        2,418,911
---------------------------------------------------------------------------------------------------------------------
Gross profit                                  653,459           486,166             2,157,888        1,356,607

Expenses:
     Salaries and benefits                    483,744           242,874             1,556,416          580,281
     Contracting and consulting services
       (note 7(d))                             68,580           104,682               292,981          413,505
     Legal and accounting                      52,216            11,811               112,196           89,292
     Rent                                      40,001            30,143               202,754           65,130
     Bad debt (note 7(b))                           -                 -               121,103           17,000
     Other general and administration          79,006            69,938               359,536          235,695
     Amortization and depreciation             80,872            10,158               245,950           22,141
---------------------------------------------------------------------------------------------------------------------
                                              804,419           469,606             2,890,936        1,423,044
---------------------------------------------------------------------------------------------------------------------
Income (loss) before undernoted              (150,960)           16,560              (733,048)         (66,437)

Other income (loss), net                       (9,721)           13,161                28,179           32,286
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
   and non-controlling interest              (160,681)           29,721              (704,869)         (34,151)

Income tax                                          -                 -                     -           (2,000)
---------------------------------------------------------------------------------------------------------------------
Income (loss) before non-controlling
   interest                                  (160,681)           29,721              (704,869)         (36,151)

Non-controlling interest (note 3)                   -             2,735                15,272            2,735
---------------------------------------------------------------------------------------------------------------------
Income (loss) for the period                 (160,681)           32,456              (689,597)         (33,416)

Accumulated deficit,
   beginning of period                     (3,274,191)       (2,545,581)           (2,745,275)      (2,479,709)
---------------------------------------------------------------------------------------------------------------------
Accumulated deficit, end of period      $  (3,434,872)    $  (2,513,125)        $  (3,434,872)   $  (2,513,125)
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
     Basic                              $      (0.01)     $        0.00         $      (0.05)    $      (0.01)
     Diluted                            $      (0.01)     $        0.00         $      (0.04)    $      (0.01)
Weighted average number of shares
outstanding:
     Basic                                 13,509,441        12,250,795            13,029,282       11,788,295
     Diluted                               13,509,441        16,250,552            13,029,282       11,788,295
---------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

E*Comnetrix inc.
Consolidated Statements of Cash Flows
(Unaudited, Expressed in United States Dollars)

----------------------------------------------------------------------------------------------------------------------
                                                    Three months                          Nine months
                                                 ended September 30,                  ended September 30,
----------------------------------------------------------------------------------------------------------------------
                                                 2001              2000                  2001           2000
----------------------------------------------------------------------------------------------------------------------
Cash flow provided by (used in)
    operating activities:
     Income (loss) for the period       $    (160,681)    $      32,456         $    (689,597)   $     (33,416)
     Items not involving cash:
         Amortization and depreciation         80,872            10,158               245,950           22,141
         Non-controlling interest                   -            (2,735)              (15,272)          (2,735)
     Changes in non-cash operating
        working capital:
         Accounts receivable                   (5,996)           74,965               (73,317)         115,236
         Prepaid expenses                      17,325           (34,697)               65,229          (43,142)
         Accounts payable                      39,874          (151,937)               64,772           11,310
         Accrued liabilities                   15,316                 -                21,161                -
         Commissions payable                        -            (7,000)              (21,209)           2,934
         Telecom taxes payable                (26,685)           (8,622)              (33,616)          (5,866)
----------------------------------------------------------------------------------------------------------------------
     Cash flow provided by (used in)
       operating activities                   (39,975)          (87,412)             (435,899)          66,462

Cash flow provided by (used in)
investing activities:
     Cash of subsidiary at acquisition
       date                                         -            67,325                     -           67,325
     Purchase of equipment                   (146,073)             (433)             (251,722)          (2,299)
     Acquisition of subsidiary (note 3)             -                 -                88,573                -
     Other assets                              (1,970)            7,086               (33,217)           7,086
----------------------------------------------------------------------------------------------------------------------
     Cash flow provided by (used in)
       investing activities                  (148,043)           73,978              (196,366)          72,112

Cash flow provided by (used in)
 financing activities:
     Issuance of common shares                      -                 -               200,000          264,627
     Capital lease obligation payments         (1,260)                -                (4,471)               -
----------------------------------------------------------------------------------------------------------------------
     Cash flow provided by financing
       activities                              (1,260)                -               195,529          264,627
----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and
   cash equivalents                          (189,278)          (13,434)             (436,736)         403,201

Cash and cash equivalents,
   beginning of period                        578,401           985,054               825,859          568,419
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents,
   end of period                        $     389,123     $     971,620         $     389,123    $     971,620
----------------------------------------------------------------------------------------------------------------------

E*Comnetrix inc.
Consolidated Statements of Cash Flows, Continued
(Unaudited, Expressed in United States Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                    Three months                          Nine months
                                                 ended September 30,                  ended September 30,
--------------------------------------------------------------------------------------------------------------------
                                                 2001              2000                  2001           2000
--------------------------------------------------------------------------------------------------------------------
Supplementary information:
     Interest received                  $       4,403     $      13,538         $      23,490    $      34,881
     Interest paid                              2,581                 -                 3,705            2,595
     Income tax received (note 3)                   -                 -               125,906                -
     Non-cash transactions:
         Acquisition of asset under
           capital lease                            -                 -                45,914                -
         Value assigned to common
           shares issued on acquisition
           of EDI (note 3)                          -         2,324,610               172,843        2,324,610
         Value assigned to stock
           purchase options issued
           on acquisition of EDI                    -           143,381                     -          143,381
         Value assigned to performance
           escrow stock returned to
           treasury (note 5(b)(ii))                 -                 -                 5,700                -
         Value assigned to Perell
           escrow stock returned to
           treasury (note 5(b)(iii))                -                 -                34,000                -

------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

E*Comnetrix inc.
Notes to Consolidated Financial Statements
(Unaudited, Expressed in United States Dollars)

Three months ended September 30, 2001
Nine months ended September 30, 2001
--------------------------------------------------------------------------------


1.   Operations:

     E*Comnetrix Inc. (the "Company" or "E*Comnetrix") is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol "ECNXF". The Company through its operating subsidiary, provides integrated telecommunications, broadband communications, electronic document delivery and web based electronic marketing solutions to its commercial customers.

     The consolidated financial statements include the accounts of E*Comnetrix and the following subsidiaries from their respective dates of acquisition or formation.

--------------------------------------------------------------------------------
     Wholly owned operating subsidiaries:
        Exstream Data, Inc. ("EDI")
        Moving Bytes, Inc.("MBI") (formerly Moving Bytes Broadband Corporation ("MBB"))
        Layer 427, Inc. ("L427")
--------------------------------------------------------------------------------

     On August 20, 2001, Moving Bytes Broadband Corporation ("MBB") changed is name to Moving Bytes, Inc. ("MBI").

     On September 30, 2001, Layer 427, Inc. ("L427"), a wholly owned subsidiary of the Company, was wound up and dissolved.

     On September 30, 2001, EDI merged with and into MBI, with MBI remaining as the surviving company.

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

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Unaudited, Expressed in United States Dollars)

Three months ended September 30, 2001
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

2.   Significant accounting policies (continued):

     (a)  Basis of presentation:

          These interim consolidated financial statements do not include all disclosures required by United States generally accepted accounting principles for annual financial statements, and accordingly these interim consolidated financial statements should be read in conjunction with the Company's December 31, 2000 annual consolidated financial statements included in its Annual Report on Form 10-KSB. These interim consolidated financial statements follow the same accounting policies and methods of application used in the Company's audited annual consolidated financial statements as at and for the year ended December 31, 2000.

          The Company acquired 90.28% of EDI and 100% MBI on September 15, 2000 and has included the results of operations and cash flows of these businesses from this date to September 30, 2001. On January 19, 2001 the company acquired the remaining 9.72% of EDI which it had not previously purchased (note 3).

     (b)  Earnings (loss) per share:

          Earnings (loss) per share has been calculated using the weighted average number of shares outstanding during the year.

3.   Acquisition of Exstream Data Inc.:

     On January 19, 2001, the Company acquired the 9.72% of the common stock of EDI which had not been previously acquired on September 15, 2000. As consideration, the Company issued 291,128 common shares of the Company with a fair value of $172,843.

     This 9.72% acquisition has been accounted for using the purchase method with an effective date of January 19, 2001 and is summarized as follows:
     ---------------------------------------------------------------------------

     Net assets acquired:
         Goodwill                                               $    167,839
         Acquisition of non-controlling interest                       5,004
--------------------------------------------------------------------------------
                                                                $    172,843
--------------------------------------------------------------------------------
     Consideration:
         Common shares                                          $    172,843
--------------------------------------------------------------------------------

     During the three months ended June 30, 2001, the Company received a federal income tax refund of $125,906 from the carryback of EDI operating losses against income taxes paid. This refund relates to pre-acquisition losses and therefore has been accounted for as a credit against goodwill on the acquisition of EDI.

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Unaudited, Expressed in United States Dollars)

Three months ended September 30, 2001
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

4.   Obligation under capital lease:

     On May 13, 2001, the Company entered into a sixty-month capital lease obligation of $45,914 for various computer and telecommunications equipment. The monthly payment obligation is $1,180. The total minimum lease obligation in the aggregate is $73,622. The present value of the future minimum lease obligation and the related depreciation costs for the succeeding five years is as follows:

--------------------------------------------------------------------------------
                                 Present value of
     September 30          minimum lease payments              Depreciation
--------------------------------------------------------------------------------

     2002                           $     5,770               $     9,183
     2003                                 7,145                     9,183
     2004                                 8,648                     9,183
     2005                                11,160                     9,183
     2006                                 8,721                     6,121
--------------------------------------------------------------------------------

                                    $    41,444
--------------------------------------------------------------------------------

5.   Capital stock:

     (a) Authorized:

On June 22, 2001, the shareholders of the Company authorized 20,000,000 class B preferred shares, with no par value. No class B preferred shares have been issued as of September 30, 2001.

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Unaudited, Expressed in United States Dollars)

Three months ended September 30, 2001
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

5. Capital stock (continued):

     (b)Issued and fully paid common shares:

-----------------------------------------------------------------------------------------------------------------
                                                            Number of             Common            Additional
                                                        common shares       share amount       paid-in capital
-----------------------------------------------------------------------------------------------------------------
         Balance, December 31, 2000                        13,602,313      $   6,125,514           $   143,381

         Issued for cash on private placement
           (note 5(b)(i))                                     400,000            200,000                     -
         Performance escrow stock returned to
           treasury (note 5(b)(ii))                          (750,000)            (5,700)                5,700
         Issued to acquire 9.72% interest in EDI
           (note 3)                                           291,128            172,843                     -
         Stock returned to treasury on settlement
           of Perell lawsuit (note 5(b)(iii))                 (34,000)           (34,000)                    -
----------------------------------------------------------------------------------------------------------------
         Balance, September 30, 2001                       13,509,441      $   6,458,657           $   149,081
----------------------------------------------------------------------------------------------------------------

         (i)   Private placement:

               On March 9, 2001, the Company closed a $200,000 restricted stock private placement financing at $0.50 per share. The financing was placed with private funding sources outside of the United States. Stock issued under the private placement carries a one-year trading restriction from the date of issue. In addition, the Company issued 200,000 non-transferable share purchase warrants exercisable at $1.00. The warrants carry a two-year term and are exercisable for restricted common stock.

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

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Unaudited, Expressed in United States Dollars)

Three months ended September 30, 2001
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

5.   Capital stock (continued):

     (b) Issued and fully paid common shares (continued):

         (iii) Perell Lawsuit Escrow shares:

               As a contingency to closing the EDI acquisition, the Company and certain shareholders of EDI entered into an escrow agreement (the "Perell Lawsuit Escrow Agreement") established to mitigate both the costs and outcome of a shareholder lawsuit against EDI (the "Perell Lawsuit"). Under the terms of the Perell Lawsuit Escrow Agreement, 1,400,000 common shares of the Company issued as part of the acquisition of EDI were placed into escrow (the "Escrowed Shares").

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

     (c)  Stock options:

          The Company has a stock option plan, which allows the Company, at the discretion of the Board of Directors, to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The stock options expire at various dates ranging from February 8, 2002 to June 29, 2005 and vest according to the terms of the Company's stock option plan as may be amended by the individual stock option agreements.

         The following summarizes changes in stock options:

---------------------------------------------------------------------------------------------
                                                                          Weighted average
                                                          Shares            exercise price
---------------------------------------------------------------------------------------------
         Outstanding, December 31, 2000                4,725,890                   $  0.51
         Granted                                         888,475                      0.50
         Exercised                                             -                         -
         Expired                                        (114,700)                     0.50
         Forfeited                                      (482,365)                     0.50
---------------------------------------------------------------------------------------------
         Outstanding, September 30, 2001               5,017,300                   $  0.50
---------------------------------------------------------------------------------------------

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Unaudited, Expressed in United States Dollars)

Three months ended September 30, 2001
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

5.   Capital stock (continued):

     (c) Stock options (continued):

         The following summarizes the repricing of options during the nine month period ending September 30, 2001. The above weighted average exercise prices reflect the revised exercise prices:
--------------------------------------------------------------------------------
                  Number                    Initial                 New
                of shares            exercise price      exercise price
--------------------------------------------------------------------------------

                1,050,000               $    4.4375             $  0.50
                  200,000                    6.0625                0.50
                  750,000                    7.0000                0.50
                   25,000                    5.0000                0.50
                   10,000                    3.0000                0.50
                2,573,700                    1.0000                0.50
--------------------------------------------------------------------------------

The Company has the following stock purchase options outstanding and vested at September 30, 2001:(prices not adjusted to reflect the repricing of stock options described in (d) below):

---------------------------------------------------------------------------------------
                                     Number             Price                 Expiry
---------------------------------------------------------------------------------------

   Officers/directors               200,000         $    0.50       February 8, 2002
   Directors                         30,000              0.50          June 20, 2002
   Employees                         20,000              0.50          June 26, 2002
   Employees                          5,250              0.50          June 29, 2002
   Officers/directors               200,000              0.50     September 15, 2002
   Officers/directors/employees     550,000              0.50      February 25, 2003
   Employees                         25,000              0.50          April 1, 2003
   Directors                         10,000              0.50         April 19, 2003
   Employees                        150,000              0.50      September 3, 2003
   Employees                        100,000              0.50     September 18, 2003
   Employees                        167,200              0.50       January 16, 2004
   Employees                         20,000              0.50         March 14, 2004
   Employees                        175,000              0.50           May 24, 2004
   Employees                        213,600              0.50      September 13,2004
   Officers/directors             1,000,000              0.50     September 29, 2004
   Officers/directors               500,000              0.50      February 25, 2005
   Officers/directors               750,000              0.50          March 9, 2005
   Officers/directors               875,000              0.50          June 26, 2005
   Employees                         26,250              0.50          June 29, 2005
---------------------------------------------------------------------------------------
                                  5,017,300         $    0.50
---------------------------------------------------------------------------------------

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Unaudited, Expressed in United States Dollars)

Three months ended September 30, 2001
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

5.   Capital stock (continued):

     (d) Repriced options:

          Subsequent to the period ended September 30, 2001, the Company's Board of Directors approved a stock option repricing program. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.50 per share, for repriced stock options to purchase the same number of shares at an exercise price of $0.25 per share. At this repricing, the new exercise price exceeded the market price of the Company's common shares. Each repriced stock option has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 4,937,300 common shares were repriced on October 24, 2001 and options to purchase a total of 80,000 common shares were repriced on October 25, 2001.

     (e)  Stock-based compensation:

          The Company applies the intrinsic value principles of APB Opinion No. 25 in accounting for the Plan. As options are granted having exercise prices based on the market price at the date of the grant, no compensation cost has been recognized for stock options granted in these financial statements. Repriced options granted to employees (note 5(c)) are accounted for by the variable method, whereby the intrinsic value will be remeasured at each reporting date with any increase in intrinsic value charged against income, until such time as the repriced options are exercised, expire or are otherwise forfeited. To September 30, 2001, no compensation expense had been recognized with respect to the repriced options as the market price at that date is less than the repriced exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below. If the fair value method had been used compensation for stock options granted to directors, officers and employees of ($7,256) would have been recorded, during the three months to September 30, 2001, and $159,692 during the nine months to September 30, 2001 increasing (decreasing) the reported loss by such amount. Accordingly, the pro forma loss and loss per share for the periods are as follows:

--------------------------------------------------------------------------------
                                        Three months               Nine months
                                               ended                     ended
                                  September 30, 2001        September 30, 2001
--------------------------------------------------------------------------------

         Loss for the period             $   153,425               $   849,289

         Loss per share                  $      0.01               $      0.07

--------------------------------------------------------------------------------

          The fair value of options granted during the period was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.15%; no annual dividends; expected lives equal to one-half the option lives; and volatility of 221%.

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Unaudited, Expressed in United States Dollars)

Three months ended September 30, 2001
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

6.   Related party transactions:

(a) During the three months and nine months ended September 30, 2001, the Company paid management and consulting fees of $60,000 and $180,000, respectively, to a company controlled by a director of the Company.

(b) On June 1, 2001, the Company entered into an amendment (the "Consulting Agreement Amendment") to the consulting services agreement (the "Consulting Agreement") effective of June 1, 2000, between Interven Capital Corporation ("Interven"), Mark M. Smith ("Smith") (Interven and Smith are referred to collectively as the "Consultant") pursuant to which beginning June 1, 2001, the Consultant would defer $5,000 per month in consideration due to the Consultant under the Consulting Agreement. Payment of deferred amounts to Consultant would be made upon the occurrence of certain events. No consideration, contingent or otherwise, was or will be paid to the Consultant to induce the Consultant to enter into the Consulting Agreement Amendment. No other terms or conditions of the Consulting Agreement were amended pursuant to the Consulting Agreement Amendment.

7.   Commitments and contingencies:

     (a)  Lease commitments:

          (i) On April 25, 2001, the Company entered into a sixty-month triple net lease for 2,595 square feet in Emeryville, California at $2.75 per square foot commencing June 1, 2001. A security deposit in the amount of $23,407 was paid to secure the lease. The Company is responsible for its pro-rata share of operating expenses including insurance, taxes and utilities. The base rent escalates over the sixty months as follows:
--------------------------------------------------------------------------------

               Months 1-12                                        $2.75 SqFt
               Months 13-24                                       $2.83 SqFt
               Months 25-36                                       $2.92 SqFt
               Months 37-48                                       $3.00 SqFt
               Months 49-60                                       $3.10 SqFt
--------------------------------------------------------------------------------

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Unaudited, Expressed in United States Dollars)

Three months ended September 30, 2001
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

7.   Commitments and contingencies (continued):

     (a) Lease commitments (continued):

         (ii) On June 28, 2001, the Company entered into a lease for 1,601 square feet full service in Emeryville, California for sixty-months at $2.85 per square foot commencing August 1, 2001. A security deposit in the amount of $10,000 was paid to secure the lease. The Company has relocated its corporate, accounting and engineering operations to the second location. The base rent escalates over the sixty months as follows:

--------------------------------------------------------------------------------

              Months 1-12                                  $2.85 SqFt
              Months 13-24                                 $2.93 SqFt
              Months 25-36                                 $3.02 SqFt
              Months 37-48                                 $3.11 SqFt
              Months 49-60                                 $3.20 SqFt

--------------------------------------------------------------------------------

      (b) Bad debt expense:

          During the nine months ended September 30, 2001, the Company wrote off $119,313 plus accrued interest of $1,790 for a total of $121,103 for non-payment of amounts due from a single customer, Prime T.V.

          In May 2001, the Company filed a complaint in the Superior Court of the State of California in the county of Alameda against Prime T.V., LLC, Gatelinx Corporation, Gatelinx Financial Corporation, Gatelinx Solutions Corporation and Thomas O'Hanlon (jointly and severally "Prime T.V.") alleging that Prime T.V. committed breach of contract, fraud and intentional tort associated with the non-payment of $119,313 in services provided to Prime T.V. by EDI during March and April 2001. The complaint seeks relief of $144,313 plus additional sums plus interest accrued thereon and attorney fees.

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

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Unaudited, Expressed in United States Dollars)

Three months ended September 30, 2001
Nine months ended September 30, 2001
--------------------------------------------------------------------------------

7.   Commitments and contingencies (continued):

      (d) Management agreements:

          On June 1, 2001, the Company entered into a management  agreement with
          J. Erik Mustad ("Mustad") the Company's Chief Executive Officer and a director, for the period June 1, 2001 to February 28, 2003 (the "Mustad Agreement"). The Mustad Agreement canceled and superceded all prior agreements between the Company and Mustad. Pursuant to the Mustad Agreement, Mustad will provide certain services to the Company in consideration of $7,500 per month through December 31, 2001 and $6,000 per month thereafter. In addition, the Company would pay to Mustad a 5% finders fee on any financing proceeds it receives as a result of the direct efforts of Mustad up to $2,000,000 in cumulative financings and 10% of any financing proceeds it receives as a result of the direct efforts of Mustad exceeding $2,000,000 in cumulative financings. In the event of termination of the Mustad Agreement by the Company prior to February 28, 2003, other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had Mustad been engaged for the entire term. The Mustad Agreement will expire February 28, 2003 with no provision for renewal.


8.   Segmented information:

     (a)  The Company operates two business segments:

          (i) The purchase of telecommunication transmission time and digital subscriber access in bulk, on a wholesale basis from third party carriers, and reselling of time and access to end users, primarily businesses, at competitive resale prices; and

          (ii) Electronic document delivery and electronic market solutions sold to businesses.

E*comnetrix inc.
Notes to Consolidated Financial Statements
(Unaudited, Expressed in United States Dollars)

Three months ended September 30, 2001
Nine months ended September 30, 2001
--------------------------------------------------------------------------------


8.   Segmented information (continued):

     (b)Operating information related to the Company's material operating segments are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                    Digital
         Three months                    Telecommunication            media
         ended September 30, 2001                 services         services         Corporate            Total
-----------------------------------------------------------------------------------------------------------------

         Revenue                            $    1,065,918    $     314,041     $           -    $   1,379,959
         Gross profit                              421,367          232,092                 -          653,459
         Depreciation and amortization               6,769           20,309            53,794           80,872
         Expenditures for segment
            capital assets                          36,518          109,555                 -          146,073

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                    Digital
         Nine months                     Telecommunication            media
         ended September 30, 2001                 services         services         Corporate            Total
-----------------------------------------------------------------------------------------------------------------

         Revenue                            $    3,264,004    $   1,322,877     $           -    $   4,586,881
         Gross profit                            1,246,966          910,922                 -        2,157,888
         Depreciation and amortization              20,681           62,047           163,222          245,950
         Segment assets                            749,106        2,607,872           389,123        3,746,101
         Expenditures for segment
            capital assets                          75,242          176,480                 -          251,722

-----------------------------------------------------------------------------------------------------------------

     The Company operates primarily in the United States through MBI, its U.S.
     subsidiary. All of the Company's revenues are generated in the United
     States. The following table sets out the location of the Company's assets for the period presented:

-----------------------------------------------------------------------------------------------------------------
                                                        United States             Canada          Consolidated
-----------------------------------------------------------------------------------------------------------------
     September 30, 2001*                               $    3,356,978        $   389,123         $   3,746,101
     December 31, 2000*                                     3,532,558            512,021             4,044,579

-----------------------------------------------------------------------------------------------------------------

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

Nature of Business

The Company, through its wholly-owned subsidiary Moving Bytes, Inc. ("MBI"), (formerly, Moving Bytes Broadband Corporation) sells electronic document delivery and Internet marketing solutions ("Digital Media Services") and telecommunication, data, integrated T-1, Internet and other network services ("Telecommunications Services") to small to medium-sized business customers.

The Company acquired 90.28% of the issued and outstanding common shares of Exstream Data, Inc. ("EDI") on September 15, 2000 and has included the results of operations and cash flows from this date to September 30, 2001. On January 19, 2001, the Company acquired the remaining issued and outstanding common shares which it had not previously purchased.

On March 31, 2001, the Company merged USV Telemanagement, Inc. its wholly owned Telecommunications Service operating subsidiary with and into Moving Bytes Broadband Corporation, its other wholly owned subsidiary.

On August 20, 2001, Moving Bytes Broadband Corporation changed its name to Moving Bytes, Inc.

On September 30, 2001, EDI merged with and into MBI with MBI surviving.

On September 30, 2001, the Company wound up and dissolved Layer 427, Inc. ("L427"), a wholly owned subsidiary. During the period ending September 30, 2001, L427 had no substantive operations.

Results of Operations

Three Months and Nine Months Ended September 30, 2001 and 2000

Revenue. Revenue for the three months ended September 30, 2001 ("Q3 2001") increased to $1,379,959 as compared to $1,242,667 for the three month period ended September 30, 2000 ("Q3 2000"). This represents an increase of 11% from Q3 2000 to Q3 2001. Revenue for the nine month period ended September 30, 2001 ("YTD 2001") was $4,586,881 compared to $3,775,518 for the nine month period ended September 30, 2000 ("YTD 2000"), an increase of 21.5%. The increase in revenues for YTD 2001 and Q3 2001 resulted from the Company's acquisition of EDI during Q3 2000. Q3 2000 results include 15 days of operating results from EDI.

Segmented revenue was $1,065,918 in Telecommunications Services for Q3 2001 compared to $1,164,467 for Q3 2000, and $314,041 in Digital Media Services for Q3 2001 compared to $78,200 in Q3 in 2000. Telecommunications Services revenue comprised 77.2% of total revenue for Q3 2001 and Digital Media Services revenue comprised 22.8%.

Segmented revenue for YTD 2001 was $3,264,004 (71.2% of YTD 2001 revenues) in Telecommunications Services and $1,322,877 (28.8% of YTD 2001 revenues) in Digital Media Services. Segmented revenue for YTD 2000 was $3,697,318 (97.9% of YTD 2000 revenues) in Telecommunications Services and $78,200 (2.1% of YTD 2000 revenues) in Digital Media Services. From the sequential quarter ended June 30, 2001 ("Q2 2001") total revenue fell by 8.2% from $1,502,415 with the largest reduction occurring in Digital Media Services which fell 21.9% from $402,153 during Q2 2001. Telecommunications Services fell 3.1% from $1,100,262 in Q2 2001.

The Company believes that the combined effects of (i) current economic conditions, (ii) a slow down in e-marketing spending, (iii) downward pressure on pricing in the telecommunications industry and (iv) the events of September

11, 2001, caused the Company to experience negative sequential revenue growth during Q3 2001. The Company believes that the events of September 11, 2001, in particular caused the Company to suffer material negative revenue growth during the month of September 2001. The Company expects that the current political and economic conditions will continue to negatively impact its results for the fourth quarter of 2001.

The Company anticipates that prices within the telecommunications industry may continue to decline as capacity of carriers exceeds demand, which may cause future declines in Telecommunications Services revenues for the markets currently served by the Company. The Company believes that Digital Media Services revenues will grow relative to Telecommunications Services revenues at such time as the Company is able to commercialize services currently under development and there is an anticipated macro increase in demand for such services.

Gross Profit and Gross Margin. For Q3 2001, gross profit on sales increased to $653,459, up 34.4% from $486,166 in Q3 2000. Gross profit YTD 2001 was
$2,157,888 compared to $1,356,607 in YTD 2000 an increase of 59.1%. Gross margins were 47.4% of sales in Q3 2001 as compared to 39.1% in Q3 2000.

Gross margins increased substantially over both comparative periods due to a higher percentage of revenue being generated by the Digital Media Services segment of the Company's business, which segment produces higher gross margin, and a lowering of carrier costs for both Digital Media and Telecommunications Services. In Q3 2001, Digital Media Services gross margins were 73.9%, compared to 39.5% for Telecommunications Services. Digital Media Services accounted for 35.5% of gross profits on 22.7% of revenue.

During Q3 2001, the Company negotiated lower carrier rates with MCI Communications its primary carrier in the Telecommunications Services segment. The Company expects to fully realize the benefits of the reduced rates from MCI Communications beginning in the fourth quarter of 2001. During Q3 2001, the Company relocated its Digital Media Services data center from Oakland, California to Emeryville, California. As a result of this relocation, the Company began operating exclusively under a new carrier agreement with Qwest Communications. During the fourth quarter of 2001, the Company expects to fully realize the benefits of the lower cost structure provided under the new agreement.

During Q3 2001, the Company reduced transmission costs to 42.9% of revenue or $591,345 down from 52.4% of revenues or $652,328 during Q3 2000, a decrease of 9.5%. This 9.5% decrease was realized even as the Company increased revenue by 11% over the period. The Company was able to keep YTD 2001 transmission costs $2,030,148 unchanged from YTD 2000 transmission costs $2,034,712 even as the Company realized a 21.5% increase in revenue over the period. The Company believes that these results demonstrate that the Company's efforts to lower its carrier costs are producing results and are currently offsetting reductions in retail pricing in the Telecommunications Services segment. However, despite these results, the margins on the Company's Telecommunications Services business are expected to decline as a result of industry wide downward pressure on prices for long distance services. This decline may be offset if the Company can increase its revenue in Digital Media Services relative to Telecommunications Services.

Personnel Expenses. The Company's costs for salaries and benefits increased to $483,744 in Q3 2001 up from $242,874 in Q3 2000 and to $1,556,416 YTD 2001 up from $580,281 YTD 2000. This was an increase of 99.2% in personnel costs over Q2 2000 and 168.2% over YTD 2000. The increase in personnel costs during both comparative periods resulted from an increase in the number of employees of the Company that resulted from the Company's acquisition of EDI. Salaries and benefits fell by 2.7% from $497,063 in the sequential quarter and the Company believes that they may fall further during the fourth quarter of 2001 as a result of an ongoing reorganization of the Company's operating structure, which may result in additional personnel reductions. There were no special payments or bonuses paid to employees during Q3 2001.

Because the Company's Digital Media Services business (which it acquired in the EDI transaction) requires the ongoing development of proprietary Digital Media Services software and accompanying systems, the cost of personnel to support this segment relative to its current sales is substantially higher than that of its Telecommunications Services segment. To the extent that the Company continues to pursue development of its

Digital Media Services software and accompanying systems it will continue to incur personnel related costs which are substantially higher than when it was engaged exclusively in the Telecommunications Services segment.

Consulting services costs decreased to $68,580 during the Q3 2001 from $104,682 in Q3 2000 and decreased to $292,981 YTD 2001 from $413,505 YTD 2000. Consulting services decreased due to the Company's efforts to hire consultants as employees which occurred during fiscal year 2001.

Other General and Administrative Expenses. Other general and administrative costs were $79,006 in Q3 2001 up from $69,938 in Q3 2000 and $359,536 YTD 2001 up from $235,695 YTD 2000. The increase in general and administrative costs YTD 2001 over YTD 2000 were largely due to a rise in operating expenditures resulting from the acquisition of EDI. General and administrative costs were down 33.3% from $118,428 in Q2 2001. Reductions in general and administrative costs from the sequential quarter were largely due to cost controls implemented by the Company during Q3 2001. The reduction in general and administrative costs over the sequential quarter were realized despite non recurring relocation costs which occurred during the quarter. The Company believes that it can continue to control general and administrative costs relative to changes in revenue.

Legal and Accounting, Rent, and Bad Debt.

Legal and accounting expenditures increased from $11,811 in Q3 2000 to $52,216 in Q3 2001 and from $89,292 YTD 2000 to $112,196 YTD 2001. Expenditures during the quarter were primarily related to final invoicing related to the Company's annual audit and annual general meeting. During Q3 2001, the Company continued to implement internal controls designed to lower customary legal and accounting expenditures.

Rents increased to $40,001 in Q3 2001 up from $30,143 in Q3 2000 and were down by 54.4% from $87,663 in Q2 2001. As a result of the acquisition of EDI the Company incurred higher than market rents prior to its relocation from Oakland, California to Emeryville, California in July 2001. As a result of relocating its premises, the Company has lowered its total monthly rents to approximately $14,300 per month. Rents increased to $202,754 YTD 2001 up from $65,130 YTD 2000. The Company believes that it has sufficient space in which to expand its operations for the foreseeable future.

Bad debt expense was nil during Q3 2001 and Q3 2000. Bad debt was $121,103 YTD 2001 as compared to $17,000 YTD 2000, due to a charge taken in Q2 2001 for non-payment of amounts due from a single customer, Prime T.V. The Company filed a complaint against Prime T.V. alleging breach of contract, fraud and intentional tort associated with the non-payment of $119,313 in services provided to Prime T.V. by EDI during March and April 2001. The complaint seeks relief of $144,313 plus additional sums plus interest accrued thereon and attorney fees. The Company believes that it will be successful in its efforts to collect some or all of the amounts due from Prime T.V.

Amortization and Depreciation. Amortization and depreciation costs during Q3 2001 were $80,872 up from $10,158 during Q3 2000 and were $245,950 YTD 2001 up from $22,141 YTD 2001. The increases were primarily due to amortization of the goodwill associated with the acquisition of EDI. The Company anticipates further increases in depreciation expenses in the fourth quarter of 2001 related to ongoing equipment purchases.

Net Loss. Net loss from operations was $150,960 as compared to a net income of $16,560 in Q3 2000 and a net loss on operations of $334,166 in Q2 2001. The Company was able to reduce net losses from operations by 54.8% from the sequential quarter. Net loss for Q3 2001 was $160,681 as compared to a net gain of $32,456 in Q3 2000 and a net loss of $309,031 in Q2 2001. The Company was able to reduce net losses by 48.0% from the sequential quarter ended June 30, 2001.

Increases in net losses during Q3 2001 compared to Q3 2000 were largely due to a substantial change in the Company's business as a result of the acquisition of EDI. Net loss for YTD 2001 was $689,597 as compared to $33,416 YTD 2000.

Earnings before interest, taxation, depreciation and amortization ("EBITDA") was negative $79,809 during Q3 2001 as compared to a positive EBITDA of $42,614 during Q3 2000 and a negative EBITDA of $227,373 during Q2

2001. EBITDA losses were down 64.9% from the sequential quarter. YTD 2001 EBITDA was negative $443,649 as compared to negative $11,275 during YTD 2000.

The Company had a net loss of $0.01 per share in Q3 2001 as compared to net income of $0.01 per share in Q3 2000 and a net loss of $0.02 per share in the sequential quarter ended June 30, 2001. Year to date net losses were $0.05 per share as compared to $0.01 per share for the prior year's nine month period.

Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of $863,312 and cash and equivalent balances of $389,123 as compared to respective balances of $1,328,838 (working capital) and $825,859 (cash and cash equivalents) at December 31, 2000, and $1,092,728 (working capital) and $578,401 (cash and cash equivalents) at June 30, 2001.

A large percentage of the change in working capital balances from June 30, 2001 to September 30, 2001 were as a result of $146,073 in cash used for capital expenditures during the quarter. The capital expenditures were made as part of the Company's planned move to Emeryville, California. The expenditures included significant upgrades to the companies networking equipment, leasehold improvements and the installation of the Company's self contained power generation facility.

Accounts receivable increased to $997,514 at September 30, 2001 up from $924,197 at December 31, 2000 and $991,518 at June 30, 2001. Accounts receivable primarily represent collectable amounts from the previous ninety days sales. During September 2001, the Company migrated its billing systems for Digital Media Services from an Access platform to a SQL platform. The change in platform is expected to result in more stable, reliable and timely billing for Digital Media Services. The Company does not believe that the growth in accounts receivable relative to sales reflects any increase in doubtful accounts, however, there can be no assurance that political and economic conditions will not adversely affect the Company's ability to collect accounts receivable on a timely basis.

During Q3 2001, the Company used $39,974 in cash on operations down 54.3% from $87,412 in Q3 2000 and down 68.7% from $127,789 in Q2 2001. The Company believes that cost control programs designed to reduce cash consumption related to operations are having a positive effect on the Company's results and were a significant contributor to the 68.7% reduction in cash used by operations over Q2 2001.

Non-cash working capital decreased to $474,189 at September 30, 2001 as compared to $502,979 at December 31, 2000 and $514,327 at June 30, 2001. The Company maintains a policy of matching cash inflows from receivables with cash outflows in payment of its outstanding obligations. Reductions in non-cash working capital were largely due to managed growth of its accounts payable to match anticipated, non-recurring, delays in its collection cycle as a result of the transition of its billing platform.

The Company believes that its working capital together with cash flow from its operations will be sufficient to fund its cash requirements through to its fiscal quarter ending September 30, 2002, however, there can be no assurance that political and economic conditions will not adversely affect revenue from operations, collections, costs related to the Company's business or other factors, which may affect the Company's future cash requirements.

During Q3 2001, the Company expended $146,073 in cash on the payment of obligations related to capital expenditures.

There were no changes in capital stock during Q3 2001.

Year to date cash used by operations was $435,899 as compared to cash provided by operations in the amount $66,462 in the YTD 2000. The Company believes that it has taken, and will continue to take, appropriate measures to slow the rate of reduction of its cash balances for the remainder of fiscal year 2001.

These measures include:

     1. Expansion of the geographical scope and distribution breadth of its Telecommunications Services market.

     2. Ongoing development of its Gooeymail suite of Digital Media Services designed to increase automation, feature set and to integrate customer support functions while simultaneously decreasing the internal cost of fulfillment and increasing client Return on Investment ("ROI").

     3. Transition of its Digital Media Services billing platform from Access to SQL ensuring more timely billing for the Company's services.

     4. Restructuring of its sales and marketing efforts to better optimize its ROI on sales and marketing expenses.

     5. Renegotiation of its carrier agreements with MCI WorldCom and Qwest Communications reducing its transmission cost of sales.

     6. Reorganization of its operating structure creating efficiencies and reducing personnel costs.

     7. Relocation of its headquarters and Network Operations Center reducing total gross rents and costs associated with fulfillment of Digital Media Services while simultaneously increasing the reliability of its network.

     8. Continuing its strict cost control measures designed to reduce general and administrative expenses.

The Company's business activities and operations have been funded to date through, among other things, revenues from operations, which were $1,379,959 for Q3 2001 and $4,586,881 for YTD 2001.

Subsequent Event


On October 24, 2001 and October 25, 2001, the Board of Directors determined that it was in the best interest of the Company to reprice issued and outstanding stock options. The Company's Board of Directors approved a stock option repricing program. Under the program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options for repriced stock options to purchase the same number of shares at an exercise price of $0.25 per share. At this repricing, the new exercise price exceeded the then market price of the Company's common shares. Other than the lower exercise price, each repriced stock option under the repricing program has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 4,937,300 common shares were repriced on October 24, 2001 and options to purchase a total of 80,000 common shares were repriced on October 25, 2001. The Board of Directors approved the stock option repricing program as a result of the significant reduction in the price of the Company's common shares in 2001. The Board of Directors determined that the Company's existing stock options no longer provided meaningful incentive to the option holders to remain in the Company's employ and to maximize shareholder value. The existing stock options had exercise prices of $0.50 per share. The Board determined that the exchange of new stock options with a lower exercise price for the existing stock options would once again provide incentive to the Company's officers, directors and employees to continue to provide services to the Company and to maximize shareholder value. For accounting purposes, the changes in the market price of the underlying common shares will be recognized by changes in income for each option repriced until such options are exercised, expire or forfeited.

Business Outlook

Current economic slowdown and industry conditions may affect the Company's future results of operations, which may result in material adverse fluctuation of revenues, expenses and gross margin in future periods. The events of

September 11, 2001 have had a material adverse affect on the Company's operating results, the total extent of which is difficult to predict. A material decline in the demand for the Company's products or services may have a material adverse affect on the Company's results of operations and plan of operations in the fourth quarter of 2001 and in 2002. The economic uncertainty in the markets and industries that the Company competes makes it difficult to predict the Company's results for the fourth quarter of 2001 and for 2002.


                           Part II. Other Information

Item 1.   Legal Proceedings.

On May 18, 2001, the Company filed a complaint in the Superior Court of the State of California in the County of Alameda against Prime T.V., LLC, Gatelinx Corporation, Gatelinx Financial Corporation, Gatelinx Solutions Corporation and Thomas O'Hanlon (jointly and severally "Prime T.V.") alleging that Prime T.V. committed breach of contract, fraud and intentional tort associated with the nonpayment of $119,313 in services provided to Prime T.V. by EDI during March and April 2001. The complaint seeks relief of $144,313 plus additional sums plus interest accrued thereon and attorney fees. The complaint has not yet been resolved.

Item 2.   Changes in Securities.

None.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the quarter ended September 30, 2001, the Company did not submit any matters to a vote of its security holders.

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

    10.5(1) Office Lease Agreement by and between US Voice Telemanagement, Inc. and Shoreline Office Center Limited Partnership, dated February 25, 1994, as amended July 18, 1997, previously filed as
               Exhibit 3.5

10.6 (1)(2)    Service  Agreement  by  and  between  Digital  Communications  of
               America, Inc. and US Voice  Telemanagement,  Inc., dated July 15,
               1994, as amended  December 16, 1998,  previously filed as Exhibit
               3.6

10.7 (2)(3)    Telecommunication  Service Agreement by and between Wiltel,  Inc.
               and US Voice Telemanagement, Inc., dated July 15, 1994, as amended December 31, 1998, previously filed as Exhibit 3.7

    10.8(1) Security Agreement by and between US Voice Telemanagement, Inc. and Wiltel, Inc., dated July 20, 1994, previously filed as
               Exhibit 3.8

10.9 (2)(3)    Integrated  Internet  Access  Service  Agreement  by and  between
               WorldCom  Network  Services,  Inc.  and US Voice  Telemanagement,
               Inc., dated March 17, 1999, previously filed as Exhibit 3.9

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

   10.45(8)    Form of Bonus Compensation Agreement , dated August 21, 2000

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

   10.51(9)    Amendment to Employment Agreement with Mark Smith dated June 2001

   10.52(9)    Employment Agreement with Erik Mustad Employment dated June 2001

   10.53(9)    Lease Agreement related Watergate Property dated June 28, 2001


          (1)  Previously filed on Form 20-F dated April 20, 1999.
          (2)  Confidential   treatment  has  been  requested  with  respect  to
               portions  of  this  exhibit   pursuant  to  an  application   for
               confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
          (3)  Previously filed on Form 20-F/A dated June 4, 1999.
          (4)  Previously filed on Form S-8 dated September 8, 1999.
          (5)  Previously filed on Form S-8 dated May 31, 2000.
          (6)  Previously filed on Form 20-F dated June 12, 2000.
          (7)  Previously filed on Form S-8 dated November 16, 2000.
          (8)  Previously filed on Form 10-KSB dated May 8, 2001.
          (9)  Previously filed on Form 10-QSB dated August 14, 2001.

              (b)   Reports on Form 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      E*COMNETRIX INC.
                                      (Registrant)
Date: November 14, 2001
                                      By: /s/  Mark M. Smith
                                         ---------------------
                                      Mark M. Smith
                                      President, Chief Financial Officer and
                                      Director

                                     (Principal Executive Officer and Principal
                                      Financial Officer)