Form 10KSB
period 2001-12-31
E COMNETRIX INC
filed 2002-03-28
CIK 1085104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
       1934 FOR THE FISCAL YEAR ENDED:  December 31, 2001

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


    2000 Powell St., Ste 1205
      Emeryville, California                              94608
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (510) 985-1033

Securities Registered Under Section 12(b) of the Exchange Act:   None

Securities Registered Under Section 12(g) of the Exchange Act:  Common Shares
                                                                --------------
                                                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Revenue for the most recent fiscal year: $5,802,426

     Aggregate market value of voting stock held by non-affiliates of the Registrant, as of February 28, 2001: $2,134,691.

     Number of shares outstanding of each of the Registrant's classes of common equity, as of February 28, 2001: 14,509,441 common shares.

     Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

PART I ......................................................................2

  ITEM 1.   DESCRIPTION OF BUSINESS..........................................2

  ITEM 2.   DESCRIPTION OF PROPERTY..........................................28

  ITEM 3.   LEGAL PROCEEDINGS................................................28

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............28

PART II .....................................................................28

  ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..............................................28

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................38

  ITEM 7.   FINANCIAL STATEMENTS.............................................48

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURES..........................48

PART III ....................................................................49

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................49

  ITEM 10.  EXECUTIVE COMPENSATION...........................................53

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................62

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................64

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................65

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

                                        U.S. Dollars Per Canadian Dollar
                                        Fiscal Year Ended December 31,

                                 2001           2000           1999            1998            1997
                                 ----           ----           ----            ----            ----
End of period                   0.6260        0.6676          0.6944          0.6504          0.6999
High for the period             0.6697        0.6983          0.6944          0.7105          0.7487
Low for the period              0.6241        0.6397          0.6534          0.6341          0.6945
Average for the period          0.6442        0.6740          0.6742          0.6714          0.7197


     Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The noon rate of exchange on March 15, 2002 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was US$0.6304 (US$1.00 = Cdn. $1.5863). Unless otherwise indicated, in this annual report on Form 10-KSB (the "Annual Report" or "Form 10-KSB") all references herein are to United

States dollars. In addition, the Company's consolidated financial statements are presented in U.S. dollars.


ITEM 1. DESCRIPTION OF BUSINESS.

     HISTORY OF THE COMPANY

     E*Comnetrix Inc. (the "Company" or "Registrant") markets and sells telecommunications voice and data, and electronic customer relationship management, electronic document delivery and Internet marketing solutions. The Company was incorporated under the Company Act of British Columbia, Canada, on December 23, 1991, under the name "Jackpine Mining Co. Inc." The Company's common shares listed for trading on the Vancouver Stock Exchange ("VSE") under the symbol "UVT" on December 20, 1993 and delisted from the VSE on January 31, 2000. The Company's common shares have been quoted on the NASD Over the Counter Bulletin Board since September 7, 1999, first, under the symbol "YDSLF", and from June 20, 2000 through the present under the symbol "ECNXF."

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

     On September 15, 2000, the Company acquired 89.5% of the common capital stock of MovingBytes.com Inc. ("MBCI"), a Nevada corporation, in a cash purchase transaction for $511. The Company consolidated the accounts of MBCI in its financial reports subsequent to September 15, 2000. In December 2000, the Company wound up and dissolved MBCI.

     On  September  19,  2000,  the  Company   formed  Moving  Bytes   Broadband
Corporation ("MBB"), a Nevada Corporation, and Layer 427, Inc. ("L427"), a Nevada Corporation.

     On March 31, 2001, the Company merged USV Telemanagement Inc., a California corporation and wholly-owned subsidiary of the Company ("USVT"), and MBB. There were no material financial effects as a result of the merger.

     On August 20, 2001 the Company renamed Moving Bytes Broadband Corporation ("MBB") to Moving Bytes, Inc. ("MBI").

     On September 30, 2001 the Company wound up and dissolved L427. During the year ending December 31, 2001, L427 had no revenues, profits or material losses.

     On September 30, 2001 the Company merged EDI and MBI, with MBI remaining as the surviving company and as the Company's sole subsidiary.

BUSINESS OF THE COMPANY

     The   Company,    through   its   wholly-owned    subsidiary   MBI,   sells
telecommunication and data, transmission and access services ("Telecommunications Services"), and electronic customer relationship management, electronic document delivery and Internet marketing solutions ("Electronic Media Services") to commercial customers.

Telecommunications Services

     Overview

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

     MBI purchases underlying services on a wholesale basis, and resells it to end users at retail prices typically below those of its major competitors, which include AT&T, MCI/WorldCom, GTE California Inc., Qwest Communications, and Sprint. MBI primarily sells its services through independent "interconnect" companies that sell, lease, install and service telephone and other telecommunications equipment to end users. The Company believes that interconnect companies are unique distribution channels. Interconnect companies are generally the primary installers of trunk lines, phone lines and telecommunications systems (phones, voice mail systems, switch boards, etc.) in office buildings and often lease telecommunications systems equipment to MBI's target market, business end-users, for terms of between three to five years. Most interconnect companies service and upgrade their leased telecommunications systems and are frequently contacted when end-users seek to increase capacity or require additional telecommunications equipment, phone lines or other services. As a result of this relationship, interconnect companies generally develop long-term relationships with their customers and are frequently in position to recommend local, long-distance and other telecommunication service providers to their customers. MBI intends to position itself as a provider of network services solutions sold through independent interconnect companies. To date, MBI has developed a network of 30+ independent interconnect distributors in California and has expanded its authority to do business in the states of
Colorado, New Jersey, Ohio, Pennsylvania, Texas, and Washington D.C. See "Telecommunications Services Marketing and Sales Strategy - Interconnect Companies."

     MBI believes that its relationships with its interconnect company distributors has allowed MBI to position itself in the marketplace to effectively sell business Telecommunications Services to end users. With the advent of the deregulation of the local services market, MBI believes its interconnect distributors are uniquely positioned to market MBI's telephony services because the interconnect company is generally the end user's primary point of contact for the installation of incumbent central office trunks and office phone lines. This means that new and existing telephone services customers, under the guidance of their interconnect equipment vendor, may now select the local telephony services provider of their choice, as well as their provider for long distance and other telephony services.

     In the future, MBI may offer and sell additional products and services including Internet telephony based solutions ("Internet Telephony"). Internet Telephony solutions may consist of local, long distance, data, Internet, video and other media transmitted in a packet switched format using Internet protocols.

     The Telecommunications Services Industry

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

     In the late 1980's, telecommunications resellers, like MBI, which owned neither switching equipment nor their own transmission lines, emerged to provide discounted long distance services to end-users. Telecommunications resellers purchase services from Carriers at wholesale prices and offer them to their subscribers at discount prices. Telecommunications resellers sell services under their own names and maintain provider-customer relationships with their subscribers.

     By "renting" the principal physical elements, telecommunications resellers are able to become "Virtual Carriers", differentiating them from traditional Carriers. To become a Virtual Carrier, a reseller must have a significant volume of traffic and enough working capital to sustain operational cash flow requirements.

     Telecommunications Services Business Strategy

     MBI's target market for its Telecommunications Services is the segment of end-users constituting small-to-medium sized businesses. Currently, MBI's customers consist of businesses with telecommunications usage of less than five thousand dollars ($5,000) per month.

     MBI's basic marketing strategy has been, and continues to be, to build and maintain a network of independent interconnect companies through which MBI can sell and market its services to end-users. See "Telecommunications Services Marketing and Sales Strategy - Interconnect Companies." MBI currently serves customers in California and has expanded its authority to do business in the states of Colorado, New Jersey, Ohio, Pennsylvania, Texas, and

Washington D.C. MBI intends to expand its operations to serve customers throughout the United States.

     MBI believes that it will be successful in acquiring new customers, cross-selling enhanced products and services to its existing long distance customers and maintaining customer retention. MBI's business strategy is to :

     o    be  a   one-stop   telephony   service   provider   offering   quality
          Telecommunications Services at competitive prices and in the future, Internet Telephony solutions;

     o    acquire  and  retain   market   share   through  its  sales  force  of
          interconnect companies and through focused customer service;

     o build and retain market share through advanced technologies and an advanced operational support system;

     o target the market of small and medium-sized businesses, which MBI believes to be under-served, with a focus on the Western regions of the United States (specifically, California); and

     o    expand  through  strategic  growth  into  other  regions of the United
          States.

     The Company currently intends to fund operating and expansion costs from cash flow from operations, but may require additional financing as MBI expands its service areas and offers additional services and products to end users. There can be no assurance that MBI will successfully expand its operations into other markets or that revenues from its operations will be sufficient to fund such expansions. Any material changes to the current regulatory environment or to the MBI's current market may have an adverse effect on MBI's business and results of operations. See "Note Regarding Forward-Looking Statements."

     Telecommunications Services Operations

     MBI's underlying services are provided by one or more independent companies, which provide switching, network and billing services to MBI. These services must be operational twenty-four (24) hours a day, seven (7) days a week and must be available to MBI on a cost-effective basis.

     MBI contracts with Carriers and other providers to provide network transmission and therefore has not needed to commit, and does not anticipate committing, capital for its own network and transmission facilities. As a result, MBI believes its ability to expand is not limited by capacity, geographic coverage or configuration of a particular Carrier's network.

     MBI has entered into carrier services contracts with Carriers such as MCI/WorldCom and Qwest Communications. See "Material Agreements." If Carriers or other providers were to lower rates made available to MBI's target market without a corresponding reduction in MBI's costs, MBI's Telecommunications Services business and results of operations could be adversely effected.

     MBI experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying Carriers from fifteen to thirty days prior to when MBI's customers pay for those services delivered by MBI. The timing gap requires substantial working capital to finance receivables, and it is anticipated that MBI may require additional working capital to fund future growth if MBI elects to aggressively expand into new geographical areas and to offer new services to end users. Currently, MBI believes it will have sufficient working capital and cash flows from operations to fund its planned operating and expansion costs. However, there can be no assurance that MBI will not encounter delays or suffer adverse consequences if additional working capital is not available or if the gap between the billing and collection cycle is increased.

     MBI Telecommunications Services

     MBI's  Telecommunications  Services consist of traditional 1+ and 800 (toll free) telecommunications services, data services and audio conferencing. In the future, MBI may offer a variety of value-added services that may include Frame-Relay and Asynchronous Transfer Mode data transmission (permitting interactive data transfer), video conferencing and other telecommunications services. See "Note Regarding Forward-Looking Statements."

     Both current and future Telecommunications Services are anticipated to be fully developed by third parties and re-sold by MBI. MBI contracts with other providers, primarily with MCI/WorldCom and Qwest Communications, to provide network transmission and all other related products and services currently sold by MBI. MBI therefore currently has no materially significant development costs, and MBI has no plans to develop its own transmission network or services in the future. Instead, as new services are developed in the industry and become available to MBI to be re-sold, MBI may enter new markets and offer new services. There can be no assurance that MBI will be able to successfully offer new services or that MBI will be capable of obtaining the services of current providers in the future on terms acceptable to MBI.

     Telecommunications Services Competition

     MBI operates in a highly competitive industry and competes with competitors with substantially greater resources and significantly greater market share than MBI. MBI expects that competition will continue to intensify in the future due to regulatory changes and the increase in the size, resources and number of market participants. In each of its markets, MBI will face competition from larger, better capitalized competitors with greater resources.

     There are several providers of services similar to MBI's. MBI believes that the market is dominated by four major Carriers, AT&T, MCI/WorldCom, Sprint, and Qwest Communications (the "Major Carriers") whose collective market share is eroding as independents expand and compete for market share.

     MBI believes that the Major Carriers and other large competitors generally battle for large shares of major market sectors (e.g. Fortune 1000 businesses, residential and large 800 user services), while other independent telecommunication service providers, including MBI, target specialized, regional, local and niche markets consisting of small to medium sized businesses.

     Competition for the MBI's Telecommunications Services is generally based on price, quality, reputation, name recognition, network reliability, service features, billing services, perceived quality and responsiveness to customers' needs. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to MBI. Many of MBI's existing and potential competitors have financial, technical and other resources significantly greater than those of MBI. In addition, in December of 1997, the FCC issued rules to implement the provisions of the World Trade Organization Agreement on Basic Telecommunications, which was drafted to liberalize restrictions on foreign ownership of domestic telecommunications companies and to allow foreign telecommunications companies to enter domestic markets. The new FCC rules went into effect in February of 1998 and are expected to make it substantially easier for many non-U.S. telecommunications companies to enter the U.S. market, thus further increasing the number of competitors. The new rules will also give non-U.S. individuals and corporations greater ability to invest in U.S. telecommunications companies, thus increasing the financial and technical resources potentially available to the MBI and its existing and potential competitors. See "Risk Factors - Intense Competition", and "Risk Factors - Regulation and Pending Regulation."

     The telecommunications industry is highly competitive and affected by the introduction of new services and technologies by, and the market activities of, major industry participants. MBI competes against various national and regional carriers, including both facilities-based providers and telecommunications resellers offering essentially the same services as MBI. MBI's success will depend upon its ability to provide high-quality services at prices generally competitive with, or lower than, those charged by its competitors. In addition, the long distance industry is characterized by a high level of customer attrition or "churn." Such attrition is attributable to a variety of factors, including initiatives of competitors as they engage in advertising campaigns, marketing programs and cash payments and other incentives to entice end users to subscribe for services. End users are often not obligated to purchase any minimum usage amount and can discontinue service without penalty at any time. MBI's revenue has been, and is expected to continue to be, affected by churn.

     The Major Carriers and other Carriers have implemented new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall prices. There can also be no assurance that carriers will not make similar offerings available to the small to medium-sized businesses that MBI primarily targets and serves. While MBI believes small and medium-sized business customers are not aggressively targeted by large providers such as the Major Carriers, there can be no assurance MBI's customers and potential customers will not be targeted by these or other providers in the future. Additional pricing pressure may come from "IP transport," which is a developing use of packet-switched technology that can transmit voice communications at a cost that may be below that of traditional circuit-switched long distance service. While IP transport is not yet available in all areas, requires the dialing of additional digits and generally produces sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service and may put pricing pressure on long distance rates. Any significant reduction in long distance prices may have a material adverse effect on MBI's Telecommunications Services business and results of operations.

     Some of MBI's principal competitors are also major suppliers of services to MBI. MBI is not a facilities-based provider and relies on the services, transmission lines and switching facilities of Carriers to provide services to MBI's clients. There can be no assurance that such competitors will continue to offer services to MBI at competitive rates or on attractive terms, if at all, and any failure to do so could have a material adverse effect on MBI's Telecommunications Services business and results of operations.

     Telecommunications Services Marketing and Sales Strategy

     In an effort to generate a maximum amount of minutes to cover its transmission and switching costs at the highest competitive margins, MBI's strategy is to focus its marketing efforts on interconnect distributors. MBI intends to differentiate itself from competitors offering similar services to distributors by allowing its distributors to have market identity with MBI. Certain interconnect distributors that market MBI's telephony services are permitted to use, display and promote MBI's trademarks, service marks and other promotional materials for marketing purposes. Such interconnect distributors use the MBI name and logo on their business cards and other promotional materials. MBI also promotes its affiliation with individual interconnect distributors in MBI's monthly statements and invoices to end-users. MBI believes that this strategic marketing affiliation is mutually beneficial to MBI and the interconnect distributor.

     Interconnect Companies

     MBI does not maintain a direct sales force for Telecommunications Services and it directs its sales effort exclusively through distributors. MBI has developed relationships with 30+ independent interconnect companies (located throughout California) who for a commission recommend and sell MBI's telephony services to their customers. Approximately ninety-five percent (95%) of MBI's revenues from Telecommunications Services are derived from services provided through interconnect companies.

     MBI grants non-exclusive rights to interconnect companies and distributors to market the MBI's services to end-users, and pays an ongoing commission to the interconnect company of approximately six percent (6%), which commission figure is based on the revenues received from the referred end-user. MBI's relationship with the interconnect company is non-exclusive and the interconnect company is free to market other providers services.

     Business end users generally select independent interconnect companies to install office phone lines and systems, and often lease these systems for terms between three to five years. Most interconnect companies provide maintenance and service during the term of the lease, which may create a long term relationship with the end-user. Some interconnect companies offer bundled "system packages" to end-users that include the system lease, service and maintenance follow-up, extended warranty coverage, local and long distance service coverage and other telecommunications systems services. Interconnect companies can generate long term commitments from their customers by bundling a package of discounted services (discounts on equipment purchases, service, maintenance, consulting, etc.) to the sale of MBI's services. This sales strategy includes offering customers a "one stop shopping" and a "single point of contact" alternative that MBI believes creates brand loyalty and reduces customer attrition. MBI positions itself to facilitate the bundling of system packages by offering seamless and transparent quality long distance services to the end-user and paying the interconnect company a commission based on telecommunications services revenues received from the end-user. The bundling of system packages provides interconnect companies with a stream of revenues for the duration of the end-user's commitment, while providing stability in MBI's end-user service base.

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

     MBI believes  that the  matching of the  interconnect  customer,  which has traditionally purchased its telephone equipment and service from the interconnect supplier, with telecommunications services at reduced rates is an ideal strategy. Interconnect companies generally have customer bases that rely on the interconnect companies for a variety of services including repairs and system maintenance, system additions and rearrangements and training. MBI believes that it is not uncommon for the customers of interconnect companies to rely on the various interconnect representatives with whom they interact for advice about related telephone services.

     MBI's primary sales strategy is to develop strategic relationships with interconnect companies by:

     o    offering quality, reliable transmission and customer services,

     o paying commissions for end-user referrals based on the revenues generated from such referrals,

     o    understanding   the   interconnect   market   and  the  needs  of  the
          interconnect provider,

     o    providing competitive rates for services to end-users,

     o    promoting  and  reinforcing  the   interconnect-MBI   relationship  in
          communications (such as billing statements and promotional materials) to end-users,

     o designing flexible and innovative service programs to permit the bundling of the MBI's services into system packages;

     o maintaining existing relationships with interconnect companies through marketing communications,

     o developing new relationships with interconnect companies through networking, and

     o developing incentive programs designed to encourage interconnect companies to refer MBI as the service provider to end-users.

     MBI believes that changes in the telecommunications markets, which are designed to increase competition by removing regulatory barriers to entry, may make interconnect companies even more valuable as distributors because interconnect companies generally are the primary installers of office phone lines, telecommunications systems, central office trunks, and other telecommunications equipment for businesses. Interconnect providers generally compete with other independent interconnect companies and, in some cases, subsidiaries of telecommunications equipment manufacturers to install, sell, service and maintain office phone lines and equipment.

     Although MBI has been successful in developing relationships with interconnect companies, there is generally no exclusive or long-term commitment on the part of the interconnect company to offer MBI Telecommunications Services as part of their systems packages or to refer end-users to MBI's services. MBI must maintain and offer a high level of transmission quality and must provide responsive customer support and service to the end-user and to telecommunications companies. There can be no assurance that interconnect companies will continue to bundle MBI's services into their system packages or recommend MBI services to end-users in the future. There can also be no assurance that the interconnect companies will not switch telecommunications services providers for their system packages or that MBI will successfully maintain existing relationships with the interconnect companies that market MBI's services. MBI's ability to build and maintain its interconnect company network and to sell its services to end-users is dependent on a number of factors, including changes in market condition, increased competition among interconnect companies, lower rate and higher commission structures, changes in the economy that affect the demand for phone systems, switching of service providers by interconnect companies, the demand for system packages and other factors, many of which are beyond MBI's control.

     Independent Agents

     MBI also sells service through independent agents who are not interconnect companies. Agents, as sellers of telecommunications services, neither own nor operate a business dedicated to a single customer base. Instead, they sell on behalf of telecommunications resellers and Carriers for a commission. The customer becomes that of the telecommunications reseller or Carrier and the agent has little motivation to actively manage that customer except to avoid attrition. However, many agents in effect control and manage large quantities of telecommunications revenue through personal relationships with customers.
Approximately five percent (5%) of MBI's revenues from telecommunications services are derived from sales made through independent agents. To the extent that MBI depends on independent marketing agents to obtain customers for its services, MBI will be subject to risks associated with agent attrition. Several other telecommunication marketing firms utilize independent marketing agents to sell telecommunications services, and may compete with MBI for marketing agents. Independent marketing agents may elect to work for competitors and solicit MBI's, which may adversely effecting MBI's business and results of operations.

     Telecommunications Services Pricing

     MBI believes that MBI's prices are in line with other Telecommunications Services providers. MBI anticipates it will maintain a competitive pricing strategy and attempts to differentiate its services from those of its competitors based on quality.


Electronic Media Services

     Overview

     Since 1989, MBI has been providing email and fax electronic document delivery services to organizations of all sizes. Beginning with fax broadcast services, MBI has broadened its product line to include enhanced fax services, e-mail broadcast, electronic customer relationship management tools ("eCRM") and other Internet-based marketing services to develop a complete suite of Electronic Media services.

     Fax based services represent the majority of MBI's revenue mix and are generally based on usage. MBI purchases underlying services on a wholesale basis, and resells it to end users in the form of facsimile transmissions. In addition, certain of MBI's inbound fax based services contain fixed monthly fees which may be in addition to usage fees. Cost of services consists primarily of the cost of long distance transmission and other telecommunications related charges, including Internet access charges.

     E-mail based services represent the majority of MBI's growth in revenue in Electronic Media Services and are generally based on usage. MBI purchases underlying services on a wholesale basis, and resells it to end users in the form of e-mail transmissions. In addition, certain of MBI's e-mail based services contain fixed monthly fees which may be in addition to usage fees. Cost of services consists primarily of the cost of Internet access charges.


     The eCRM, Electronic Document Delivery and Internet Marketing Industry

     Although fax technology is acknowledged to be mature, according to Dataquest, a communications research firm, in 1999 more than 6.6 million fax machines were sold an increase of 16.5% over the prior year. Further, by 2004, the number of sheet fed fax machines sold is expected to rise to 8.4 million. Dataquest also forecasts that during that same time frame the average cost of a fax machine will fall by more than 33%. MBI plans to target its fax customers for conversion to email related services which will forestall the loss of fax customers over the long run.

     E-mail based technologies are more recent and provide a significantly higher probability for growth than fax based technologies. Estimates for the size of the U.S. on-line advertising market, which includes e-mail, range from $4.7 billion to $12.6 billion. GartnerG2, an on-line media consultancy, estimates that the US online advertising market will grow from an estimated $7.9 billion in 2001 to $18.8 billion by 2005.

     According to a recent study by the Winterberry Group, an on-line media consultancy, e-mail marketing and customer relationship management will grow 41% annually to $3.5 billion by 2005 up from $910 million in 2001. Permission-based commercial e-mail accounts for about 10 percent of the 300 billion messages sent today and by 2005 it will account for 25 percent of 600 billion messages.


     Electronic Media Services Business Strategy

     MBI provides highly scalable, ultra high volume e-mail and fax broadcast services and other services adjunct to e-mail broadcasting, commonly referred to as eCRM services, including e-mail personalization, HTML and click through tracking and reporting, data management and hosting, viral marketing, and other forms of Internet marketing based upon its e-mail delivery technology and other services adjunct to facsimile technology such as fax to e-mail conversion and delivery, fax overflow and fax on demand.

     MBI's services have been continually refined to accommodate changes in technology as well as the evolution of client requirements. As a result, the Company has adapted both hardware and software infrastructure to address the needs of its target markets. MBI currently provides services to approximately 300 businesses world-wide and has the engine, technology and expertise to provide highly customized solutions for a wide variety of high volume messaging needs. In the future, MBI is anticipated to provide a set of scalable, fully automated and seamlessly integrated, e-mail messaging solutions on an application service provider basis for use by global online direct marketers or 'e-marketers.'

     MBI's current business strategy is to expand from being primarily a provider of fax broadcast, enhanced fax, and e-mail broadcast services in North America to becoming a provider of direct e-mail marketing and ancillary services. MBI also continues to integrate multiple transmission approaches like fax, Internet and e-mail in unique ways to meet its customers' needs. MBI has a thirteen year operating history in Electronic Media Services and intends to capitalize on MBI's existing customer base and development capabilities in order to acquire new customers, cross-sell new and enhanced products and services to its existing customers.

     This strategy consists of three primary elements: (i) identifying new applications based upon MBI's existing e-mail and fax technologies; (ii) adding new and enhanced e-mail and Internet-based services to MBI's product mix; and
(iii) selling Electronic Media Services both directly and through as similar strategy as currently deployed by MBI in its Telecommunications Services business.

     MBI recognizes that the facsimile messaging format has and will likely continue to lose market share to e-mail messaging. MBI believes that its strategy to develop e-mail messaging services will provide it a stable and growing client and revenue base.

     Specifically with respect to developing e-mail related services, MBI has established a triple service layer approach which capitalizes on its core technology landscape:

     o The first service layer is the customization of MBI' electronic document broadcast engine for advanced applications.

     o The second service layer on the core technology landscape is the ongoing development of high level applications which may serve succeeding service layers;

     o The third service layer, and MBI's primary business initiative, is a global, business mass market, on-line Electronic Media Services toolkit, 'gooeymailTM', to be sold primarily through an agent network strategy.

     MBI may choose to develop these services, applications and additional features in-house, or may procure them from third-party sources. This may involve licensing software or reselling services provided by third-parties on a fee basis.

     MBI currently intends to fund operating and expansion costs from cash flow from operations, but may require additional financing as MBI expands its services offerings and target markets. There can be no assurance that MBI will successfully expand its services offerings and target markets or that revenues from its operations will be sufficient to fund such expansions. Any material changes to the current regulatory environment or to MBI's current market may have an adverse effect on MBI's Electronic Media Services business and results of operations. See "Note Regarding Forward-Looking Statements."

     Electronic Media Services Operations

     MBI's network services are provided by one or more independent companies, which provide switching and network services to MBI. These services must be operational twenty-four (24) hours a day, seven (7) days a week and must be available to MBI on a cost-effective basis. MBI's client services group both trains and maintains new and existing accounts.

     MBI has built a proprietary, high-throughput, multi-threaded delivery engine for e-mail and fax delivery, giving clients confidence that their messages will be delivered in a timely manner. MBI continues to develop its proprietary systems to ensure leading-edge technology and reliability.

     MBI maintains and operates a proprietary 24 x 7 network operations center located in Emeryville, California. The operations center is tied directly into long-distance carriers to ensure the best and fastest connections, and is connected directly to the Internet through high-speed connections. The operations center also has complete power-backup and fail-safe systems.

     In order to provide MBI's services, the Company has entered into carrier services contracts with Qwest Communications, Inc., and ICG Communications, Inc. See "Material Agreements". In the future, MBI expects its total telecommunications costs per minute of fax traffic to decrease resulting from revised or new carrier contracts.

     MBI experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying Carriers from fifteen to thirty days prior to when MBI's clients pay for those services delivered by MBI. The timing gap requires substantial working capital to finance receivables, and it is anticipated that MBI may require additional working capital to fund future growth if MBI elects to aggressively expand into new geographical areas and to offer new services to end users. Currently, MBI believes it will have sufficient working capital and cash flows from operations to fund its planned operating and expansion costs. However, there can be no assurance that MBI will not encounter delays or suffer adverse consequences if additional working capital is not available or if the gap between the billing and collection cycle is increased.


     MBI Electronic Media Services

     MBI serves customers who require high-quality, cost- effective, rapid, and confirmed electronic communications. MBI has developed applications that enable customers to deliver common or customized documents to an unlimited number of recipients around the world via e-mail and fax using its document distribution network.

     e-Mail Broadcast

     E-mail broadcast services enable rapid distribution of e-mail documents and attachments to multiple recipients by sending a single transmission through MBI's system to a list of e-mail recipients. MBI gooeymailTM software has the ability to reliably deliver high-volumes of e-mail messages to targeted audiences. Messages can be in text format or may be richly formatted messages with graphics, attached files, and multi-media content.

     eCRM services

     MBI has the ability to augment with e-mail broadcasts with added features which customize e-mails and which track recipient response behavior to the e-mail message.

     Fax Broadcast

     Fax broadcast services enable rapid distribution of documents to multiple recipients by sending a single transmission through MBI's system to a list of fax recipients. MBI's gooeymailTM software enables clients to launch broadcasts directly from their PC's via the Internet. MBI's overlay messaging service typically involves the processing of a large volume of individual communications (i.e., a single document to a single recipient or from a single sender), each of which is in the same format but contains different information.

     Enhanced Fax Services - Fax to e-Mail Gateway, Fax Overflow, and Fax on Demand

     Fax to E-mail Gateway. Enables clients to receive and store incoming faxes as e-mail attachments and to receive copies via e-mail or the web.

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

     Electronic Media Services Competition

     Applications for MBI's messaging services are utilized by a broad array of customers including those in industries including, but not limited to, the publishing, public relations and investor relations, mortgage banking, manufacturing, travel, electronics, legal and pharmaceutical industries. MBI's customer base is broadly diversified, and with respect to telecommunications services revenues generally, MBI has no single domestic industry group accounting for greater than five percent (5%) of such revenues. MBI believes that this diversification limits its susceptibility to the business cycles of any particular industry or a general business downturn in any particular sector. MBI competes based on a number of factors, such as customer service and support, service feature set and price. Of these factors, MBI believes that service, support, and feature set are the most important for Electronic Media Services, with price being less of a critical competitive component.

     In a  service  industry  in which a broad  range of  optional  features  is offered, MBI's competitive strategy emphasizes, price, technological capabilities, and a sales and support network that is well-versed in the capabilities of the services offered to customers. E-mail marketing services providers, list management companies, and e-mail and fax -mail service bureaus, provide certain fax and e-mail communications services in competition with MBI.

     Many service bureaus face considerable obstacles in developing a business competitive with MBI's. While it may be easy to begin service with a small personal computer-based system, considerable system development expenditures are required to enable such a system to grow to support the volumes and features needed to be an effective competitor in the marketplace. Further, smaller service bureaus may not have a sufficient volume of traffic to develop the economic leverage necessary to obtain telecommunications services at rates enabling it to compete cost-effectively with MBI. In addition, considerable investment in a sales and marketing organization is required to develop a substantial business base.

     Another alternative to using MBI's services is for a potential customer to fulfill its own needs for e-mail and fax communications services. The "enterprise" solution may simply be an individual at a fax machine or may involve the customer acquiring its own computerized communications systems and enterprise level software. MBI believes that the enterprise solution is suitable in some applications, but is generally not feasible for MBI's customers, who require the capacity to effect a significant volume of electronic document deliveries in a short period of time. The enterprise solution for Electronic Media Services requires the customer to obtain and maintain a large number of telephone and data transmission lines which would remain idle for significant periods of time and therefore are not typically cost effective.

     In addition to being concerned with the irregular nature of demand, a customer selecting an enterprise solution must consider the total cost of system acquisition, ongoing technical support, reliability, technological obsolescence and accountability. Based on the foregoing, MBI believes that a substantial percentage of customers in the market for Electronic Media Services will elect a service provider rather than the enterprise solution.

     Delivery of electronic information via the Internet provides an alternative to MBI's fax based services. However, delivery by the Internet cannot be an alternative if a sender or recipient of information does not have access to the Internet. MBI currently has the capability to deliver information using the Internet and utilizes this network both as an optional access vehicle to its services and as an e-mail delivery vehicle.

     Electronic Media Services Marketing and Sales Strategy

     MBI employs a direct sales force consisting of inside sales professionals and sells through agent networks. The current primary source for new customer accounts are inbound inquiries generated from MBI's web sites and direct marketing. Members of the inside sales team focus their direct sales efforts on specific industries verticals. The role of the inside sales staff includes servicing existing accounts. MBI is also pursuing third party distributor (sales agents and resellers) relationships with its Telecommunications Services channel partners as well as other third party entities.

     Inside Sales. MBI employs a direct sales force consisting of inside sales professionals and sell through an agent networks. The current primary source for new customer accounts are inbound inquiries generated from the Company's web sites and direct marketing. Members of the inside sales team focus their direct sales efforts on specific industries verticals. The role of the inside sales staff includes servicing existing accounts.

     Agent Sales. In an effort to generate a maximum amount of minutes to utilize its transmission capacity MBI's strategy has expanded to focus its marketing efforts on agent distributors. MBI intends to differentiate itself from competitors by offering Electronic Media services through distributors. By owning and maintaining a proprietary on-line distributor fulfillment facility MBI believes that it can significantly increase its exposure to the marketplace at little upfront cost. MBI will deploy similar strategies that it has successfully deployed in its Telecommunications Services business. MBI believes that its agent distribution strategy is unique to the Electronic Media Services marketplace. See "Note Regarding Forward-Looking Statements."

     Electronic Media Services Pricing

     The Company believes that MBI's prices are in line with other e-mail and fax services bureaus. MBI anticipates that it will maintain a competitive pricing strategy and attempts to differentiate its services from those of its competitors based on quality and feature. MBI anticipates that retail prices for its services will continue to face downward pressure. However, renegotiated carrier contracts may enable MBI to maintain or improve its gross margins, while enhanced feature sets may enable MBI to gain market share.

Material Agreements

     Telecommunication Agreements

     The Company or MBI have entered into telecommunications service agreements as follows:

     With MCI/WorldCom effective July 15, 1994, as amended December 31, 1998 (the "MCI/WorldCom Agreement"), with a term expiring December 31, 2001. Thereafter, the MCI/WorldCom Agreement continues on a month-to-month basis and is in full effect as of the date of the filing of this Annual Report. Under the terms of the MCI/WorldCom Agreement, MBI would either purchase a minimum of $10,000 per month in services on a take or pay basis or purchase a minimum of $360,000 in cumulative services during the term of the agreement, whichever should occur first. In the event that the actual calculated costs for services purchased by MBI should fall below $10,000 in a given month prior to the purchase of $360,000 in cumulative services, MBI would be responsible for the payment of the monthly minimum amount of $10,000. By March 31, 1999, MBI had purchased in excess of $360,000 in cumulative services and has no further minimum payment obligation under the MCI/WorldComAgreement. There are no minimum purchase requirements and the MCI/WorldComAgreement Agreement is terminable by either party on a thirty day advance notice to the other party.

     With Qwest Communications Corporation ("Qwest") effective May 1, 2002 and June 5, 2001 (the "Qwest Agreement"), with a term expiring May 1, 2003 and June 5, 2003 respectively. Under the terms of the Qwest Agreements, Qwest will provide MBI with switched and dedicated telecommunications and Internet access services at specified rates. There are no minimum purchase requirements and the Qwest Agreement is generally terminable by either party on a thirty day advance notice to the other party.

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

     With ICG Communications Inc. ("ICG") whereby ICG provides telecommunications services at specified rates. There are no minimum purchase requirements and the ICG Agreement is generally terminable by either party on a thirty day advance notice to the other party.

     Acquisition of Exstream Data, Inc., a California Corporation

     On September 15, 2000, the Company acquired 90.28% of the common capital stock of EDI in a share exchange transaction. As a result of the transaction, the Company issued 2,703,036 common shares and assumed 199,515 share purchase options with exercise prices ranging from $0.48 to $1.00. The 9.72% of the common capital stock of EDI which was not acquired was retained by two dissenting shareholders. See "Perell Lawsuit." Of the 2,703,036 common shares issued as result of the transaction, 1,303,036 shares were issued directly to the selling shareholders of EDI and 1,400,000 shares were issued into an escrow arrangement to mitigate against the outcome of the Perell Lawsuit. On January 19, 2001, the Company purchased the remaining 9.72% interest in EDI from the dissenting shareholders by issuing 291,128 common shares. See "Perell Lawsuit." The Company consolidated the accounts of EDI in its financial statements and information subsequent to September 15, 2000.

     Perell Lawsuit

     On July 10, 2000, William S. Perell ("Perell"), a shareholder of EDI, filed a complaint in the Superior Court of the State of California in the county of Alameda against EDI and certain EDI affiliates alleging that the defendants denied Perell the right to exercise stock purchase warrants of EDI allegedly held by Perell (the "Perell Lawsuit").

     On January 19, 2001, the Company, Perell and certain other parties entered into a settlement agreement with respect to the Perell Lawsuit. Under the terms of the agreement, the Company agreed to issue 50,000 common shares to Perell.

     On January 19, 2001, the Company, Perell and certain other parties entered into a Share Exchange Agreement pursuant to which the Company purchased 56,053 shares of common stock of EDI, bringing the Company's ownership of EDI's common stock to 100%, in exchange for 291,128 restricted common shares of the Company.

     On March 13, 2001, the Company received 34,000 common shares of its stock in recovery of certain legal expenses incurred to defend the Perell Lawsuit from the shareholders of EDI pursuant to the terms of an escrow agreement. These shares were returned to the corporate treasury on March 22, 2001.

     Consulting and employment agreements

     The Company has entered into management agreements with J. Erik Mustad, the Company's Chief Executive Officer and a director, for the period June 1, 2001 through February 28, 2003, with Mark M. Smith, the Company's President and Chief Financial Officer and a director, for the period January 1, 2000 to December 31, 2002, as amended June 1, 2001 and with Joseph Karwat, a director of the Company and the President of EDI, on a month to month basis effective September 15, 2000. At December 31, 2001 payments under the agreements aggregate $40,000 per month. See "Employment and Employee Incentive Contracts."

     Bonus Compensation Agreements

     On September 30, 2000, the Company entered into performance agreements with two employees of MBI. Under the agreements MBI would pay an aggregate cash amount of up to $370,000 dependent upon the closing bid price of the Company's stock on dates through August 31, 2001. The performance agreements terminated under their terms on March 31, 2001 and April 30, 2001 with no payments having been made and with no further obligation on behalf of MBI.

     Premises Lease

     On October 28, 2000, the Company relocated under the premises lease of EDI at, Oakland, California (the "Oakland Lease"). Under the terms of the Oakland Lease, upon a change of control of EDI, the landlord could terminate the Oakland Lease and raise the monthly lease payment amount. The EDI landlord terminated this lease effective December 1, 2000 and increased the Company's lease payment to $24,728 per month. The Company vacated the Oakland Lease premises on July 1, 2001.

     On April 25, 2001, the Company entered into a sixty-month triple net lease for 2,595 square feet in Emeryville, California at $2.75 per square foot commencing June 1, 2001 (the "Horton Street Lease"). A security deposit in the amount of $23,407 was paid to secure the Horton Street Lease. After vacating the Oakland Lease on July 1, 2001, the Company relocated under the Horton Street Lease. Under the Horton Street Lease the Company is responsible for its pro-rata share of operating expenses including insurance, taxes and utilities.

     On June 28, 2001, the Company entered into a an additional lease for 1,601 square feet full service in Emeryville, California for sixty-months at $2.85 per square foot commencing August 1, 2001 (the "Watergate Lease"). A security deposit in the amount of $10,000 was paid to secure the Watergate Lease. The
Company has relocated its corporate and accounting operations under the Watergate Lease.


Regulation

     With respect to Telecommunications Services, MBI is federally regulated by the Federal Communications Commission (the "FCC") and at the state level by the Public Utilities Commissions in the states in which it operates (the "CPUC's"). MBI must obtain regulatory approval on a state by state basis as it expands its geographical territory. MBI is not regulated by the FCC or the CPUC's with respect to Electronic Media Services.

     State Regulation. The Company believes that the CPUC's are generally active proponent of deregulation of state telecommunications industries. The CPUC's have also indicated that they are committed to reducing tariffing requirements on non-dominant telecommunications carriers and has proposed major modifications to General Order 96-A, the rules regulating rates, rules and contracts for regulated utilities including the telecommunications industry.

     Taxes currently applicable to MBI's services include the Universal Lifeline Telephone Service (ULTS), which helps subsidize low-income users; the California Relay Service and Communications Devices Surcharge, which funds the placement of equipment for the deaf and hearing impaired; the California High Cost Fund A, which provides subsidies to 17 small independent telephone companies so that the disparity between rural and metropolitan consumers is minimized; the California High Cost Fund B, which provides subsidies to carriers of last result like Pacific Bell and GTE; the California Teleconnect Fund, which provides discounted telecommunications services to qualifying entities; and the PUC User Fee, which finances the CPUC annual operating budget. In addition, there is also an Emergency Telephone Surcharge tax that provides the funding mechanism for emergency 911 service. Various cities and counties may also apply taxes for calls that originate or terminate in their jurisdictions.

     Federal Regulation. The FCC is the federal entity responsible for regulating interstate and international telecommunications services under the Communications Act of 1934, as amended (the "Communications Act"). The
Communications Act generally imposes more extensive requirements on Carriers that have some degree of market power, such as the original local exchange carriers, than it imposes on non-dominant Carriers that lack market power and telecommunications resellers, such as MBI. The FCC regulates interstate and American international inbound and outbound traffic and applies taxes on these calls. Basically, the FCC is responsible for the subscriber line charge that provides a fund for local telephone companies to recover the costs associated with connecting their customers to long distance networks. The FCC also regulates the federal excise tax on telephone bills.

     Other Regulations. As MBI expands its service areas to other states, its telecommunications operations will also be subject to various state laws and regulations. MBI will be required to obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it may offer intrastate service. In most states, MBI must also file and obtain prior regulatory approval of tariffs for intrastate services. MBI will be required to update or amend its tariffs when rates are adjusted or new products are added to services offered by MBI. MBI will also be subject to challenges by third parties to the MBI's Federal or state tariffs, if any, and complaints
about  MBI   practices   could  cause  MBI  to  incur   substantial   legal  and
administrative expenses. There can be no assurance that MBI will expand its service area into other states or that MBI will successfully obtain the necessary regulatory approval to operate in such jurisdictions.

     The Company believes that within a three-to-four year period, the telecommunication and cable industries may be further deregulated, allowing all market participants to engage in a broader range of business activities. The Company believes future deregulation will allow Regional Bell Operating Companies ("RBOCs") and other long distance companies to enter new markets. See "Risk Factors - Intense Competition." New regulations may also allow companies like the Company to compete for local toll business. See "Risk Factors - Regulation and Pending Regulation" and "Note Regarding Forward-Looking Statements."

Billing and Collection Cycle

     MBI experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying Carriers from five to twenty days prior to when MBI's customers pay for those services delivered by MBI. The timing gap requires substantial working capital to finance receivables, and it is anticipated that MBI may require additional working capital to fund future growth if MBI elects to aggressively expand into new geographical areas and to offer new services to end users. Currently, MBI believes it will have sufficient working capital and cash flows from operations to fund its planned operating and expansion costs. However, there can be no assurance that MBI will not encounter delays or suffer adverse consequences if additional working capital is not available or if the gap between the billing and collection cycle is increased.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include salaries and wages associated with customer service, operations, research and development, direct sales, marketing and administrative functions, sales commissions, direct marketing and advertising costs, travel and entertainment expenses, bad debt expense, rent and facility expense, professional and consulting fees, and other operating and administrative expenses. The Company estimates that it spent only nominal amounts during fiscal year 2001 and fiscal year 2000 on research and development activities.

Depreciation and Amortization

     Depreciation and amortization includes depreciation of furniture and fixtures, computer and telecommunications equipment and amortization of goodwill. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of the assets. Intangible assets being amortized include goodwill created in the acquisition of EDI, which is being amortized over 10 years.

Personnel

     As of February 28, 2002, the Company had sixteen (16) full-time personnel, including two (2) officers. None of the Company's personnel are members of a labor union or are covered by a collective bargaining agreement. Management believes that the Company's relationship with its personnel is good.

Trademarks

     The brand names "Moving Bytes" and "gooeymail" are registered trademarks of the Company in the United States. The Company may also apply for trademark protection for additional marks as the Company develops new products and variants of its current services. There can be no assurance that the Company will receive registration for any applied for trademarks or that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.


RISK FACTORS

     The securities of the Company are highly speculative. A prospective investor or other person reviewing the Company should not consider an investment unless the investor is capable of sustaining an economic loss of the entire investment. Certain risks are associated with the Company's business, including the following:

     Future Operations and Going Concern

     The auditors' report on the 2001 audited financial statements includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company's ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management's plans. Management believes the Company is a going concern. However, there can be no assurance that the Company will be able to continue as a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Limited Operating History; History of Losses

     The Company has been operating since March 1991. The Company had net earnings during only one fiscal year to date, which was net earnings of $16,646 in the year ended December 31, 1999. The Company has a history of losses before and after such fiscal year, including losses of $2,093,471 in 2001, $265,566 in 2000, $130,479 in 1998, $134,845 in 1997
and $1,131,542 in 1996. There can be no assurance that the Company will generate enough revenues from its operations to generate net earnings in the future, if at all.

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

     The Company's future performance will depend, in large part, upon its ability to implement and manage its growth effectively. The Company's growth has placed, and in the future will continue to place, a significant strain on its administrative, operational and financial resources. The Company anticipates that if successful in expanding its business, it will be required to recruit and hire a substantial number of new sales and other personnel. Failure to retain and attract additional qualified sales and other personnel, including management personnel who can manage the Company's growth effectively and failure to successfully integrate such personnel could have a material adverse effect on the Company. To manage its growth successfully, the Company will also have to continue to improve and upgrade operational, financial, accounting and information systems, controls and infrastructure, as well as expand, train and manage its employee base. In the event the Company is unable to upgrade its financial controls and systems adequately to support its anticipated growth, the Company's business and results of operations could be materially adversely affected.

     Lack of Experience Offering Certain Telecommunications Services

     MBI's future strategy includes offering additional telecommunications services, including local, voice over Internet and other Internet access services. MBI has limited experience providing local, voice over Internet and other Internet access services. To be successful, MBI must compete successfully with companies that have greater financial resources and experience than MBI. To provide these additional services, MBI expects that it will be necessary to negotiate agreements with Carriers and other service providers in advance. MBI may be required to develop technical and marketing expertise in other markets to effectively market and sell such additional services. In addition, the provision of certain of these services may involve technical requirements with respect to which MBI has little experience. The provision of these services must also be successfully integrated into MBI's business. There can be no assurance that MBI's future services will receive market acceptance in a timely manner, if at all, or that prices and demand for these services will be sufficient to provide profitable operations.

     Lack of Experience Offering Certain Electronic Media Services

     MBI's future strategy includes offering additional eCRM, e-mail and fax broadcasting and Internet marketing services, including permission based opt-in list development and management services, voice and fax over Internet, and HTML and multimedia formatted e-mail messaging. MBI has limited experience providing permission based opt-in list development and management services, voice and fax over Internet, and HTML and multimedia formatted e-mail messaging. To be successful, MBI must compete successfully with companies that have greater financial resources and experience than MBI. To provide these additional services, MBI expects that it will be necessary to negotiate agreements with Carriers and other service providers in advance. MBI may be required to develop technical and marketing expertise in other markets to effectively market and sell such additional services. In addition, the provision of certain of these services may involve technical requirements with respect to which MBI has little experience. The provision of these services must also be successfully integrated into MBI's business. There can be no assurance that MBI's future services will receive market acceptance in a timely manner, if at all, or that prices and demand for these services will be sufficient to provide profitable operations.

     Working Capital Requirements

     As of December 31, 2001, the Company had net working capital of $752,838. The Company currently anticipates that it will fund its growth from revenues and cash flow from operations. However, the Company's working capital requirements may increase substantially in order to accommodate growth if the Company identifies new opportunities to expand its operations and elects to aggressively pursue new markets or to offer new services.

     MBI currently experiences negative cash flow from operations and until MBI's cash flow from operations is sufficient to meet its working capital requirements, any shortfall must be covered by a credit facility or other sources, such as vendor financing or the sale of the Company's securities. There can be no assurance that sufficient financing will be available to sustain the Company's growth.

     MBI experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying Carriers from fifteen to thirty days prior to when MBI's clients pay for those services delivered by MBI. The timing gap requires substantial working capital to finance receivables, and it is anticipated that MBI may require additional working capital to fund future growth if MBI elects to aggressively expand into new geographical areas and to offer new services to end users. Currently, MBI believes it will have sufficient working capital and cash flows from operations to fund its planned operating and expansion costs. However, there can be no assurance that MBI will not encounter delays or suffer adverse consequences if additional working capital is not available or if the gap between the billing and collection cycle is increased.

     There can be no assurance that the Company will be successful in obtaining the required financing for its operations or expansion strategy on terms acceptable to the Company, if at all. If the Company cannot obtain sufficient capital to fund its planned expenditures, some or all of its plans may be significantly delayed or abandoned.

     Intense Competition

     MBI operates in a highly competitive environment and currently does not have a significant market share in the markets it serves. Most of its actual and potential competitors have substantially greater financial, technical, marketing and other resources (including brand or corporate name recognition) than MBI. Also, the continuing trend toward business alliances in the Telecommunications Services and Electronic Media Services industries and the absence of substantial barriers to entry in the Telecommunications Services and Electronic Media Services markets could give rise to significant new competition. The Company's success will depend upon MBI's ability to provide high-quality services at competitive prices. See "Competition."

     In addition, MBI faces the following specific competitive risks:

     Effect of New Rate Plans. AT&T, MCI, Sprint and other carriers have implemented new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can be no assurance that long distance carriers will not make similar offerings available to the small to medium-sized businesses that MBI primarily serves.

     The Competitive Implications of Other Technologies. MBI will also face competition from fixed wireless services; wireless devices that do not require site or network licensing; cellular, personal communications service, and other commercial mobile radio service providers; and Internet telephony. Such services may provide competitive advantages over MBI's services, including wireless convenience, lower unit costs and increased communications capabilities.

     Entrance of the Regional Bell Operating Companies into the In-Region Long Distance Market. Section 271 of the Telecommunications Act prohibits any RBOC from providing long distance service that originates (or, in certain cases, terminates) in one of its in-region states until the RBOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. To date, the FCC has denied several applications for such approval; however, the Company anticipates that a number of RBOCs will file additional applications for in-region long distance authority in 2002. Once the RBOCs are allowed to offer widespread in-region long distance services, they will be in a position to offer single-source local and long distance service that may provide certain competitive marketing advantages and cost efficiencies to such RBOC's.

     Entrance of Foreign Companies into U.S. Markets - Telecommunications Services. New FCC rules went into effect in February 1998 that make it substantially easier for many non-U.S. telecommunications companies to enter the U.S. market, thus potentially further increasing the number of competitors. See "Business of the Company-- Regulation."

     Intense Competition in Telecommunications Services. The market for voice and data communications and Internet access services is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. See "Business --Overview," "Business of the Company -- Competition" and "Business of the Company -- Regulation".

     Effect of Major Competitors. Major competitors have not yet entered the market for small to medium-sized business users that MBI will target. There can be no assurance that larger and better-financed competitors will not make similar offerings available to the small to medium-sized businesses that the Company primarily serves.

     Charging by Internet Service Providers (ISPs). ISPs may begin to charge for e-mail delivery to their subscribers. Because ISPs control a crucial checkpoint between marketers and consumers they may restrict access to their subscribers or charge a fee for access to their subscribers. Any limitation of MBI's ability to deliver e-mail messages or any cost associated with such delivery could materially harm MBI's business and results of operations could be materially adversely affected.

     Blocking of MBI's Services Due to Spam. ISPs, such as America On-Line, AT&T Worldnet, Mindspring, etc. have realized that the volume of spam or junk e-mail has a significant effect on their ability to service their users as the volume of junk e-mail traveling through and stored on their systems increases. They have responded by blocking incoming messages from known spammers. If a company or service provider became known as a spammer, they would run the risk of being blocked by one or more major on-line services. If MBI, as a service provider, were unable to send any messages to any ISP, due to spam blocking, that would prevent MBI from providing e-mail marketing services to substantial quantities of consumers, significantly reducing the effectiveness of MBI's.

     Entrance of Foreign Companies into U.S. Markets - Electronic Media Services. Because the Internet is transparent, eCRM, e-mail broadcasting and Internet marketing services such as those offered by the Company can be fulfilled and delivered from anywhere in the world. This means that the number of competitors could increase substantially as more of the world gains access to the Internet.

     Regulation and Pending Regulation

     Telecommunications services are subject to significant regulation at the federal, state, local and international levels, affecting MBI and its existing and potential competitors. Delays in receiving required regulatory approvals or the enactment of new and adverse legislation, regulations or regulatory requirements may have a material adverse effect on the Company's financial condition, results of operations and cash flow. In addition, future legislative, judicial and regulatory agency actions could alter competitive conditions in the markets in which the MBI is operating or intends to operate in ways that are materially adverse to the Company. See "Description of Business - Regulation."

     E-mail and fax broadcasting and Internet marketing are not currently regulated at the Federal, State or local level. However, due to privacy issues and spam there is considerable effort underway to legislate regulations on e-mail broadcasting and Internet marketing. Regulatory restrictions or impositions and other new and adverse legislation, regulations or regulatory requirements may have a material adverse effect on the Company's financial condition, results of operations and cash flow. In addition, future legislative, judicial and regulatory agency actions could alter competitive conditions in the markets in which MBI is operating or intends to operate in ways that are materially adverse to the Company.

     In particular, MBI faces the following regulatory risks:

     Legal and Administrative Burden of Compliance with Diverse State Regulations. MBI's telecommunications operations and future operations are subject to state laws and regulations. MBI must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it may offer intrastate service. In most such states, MBI will be required to file and obtain prior regulatory approval of tariffs for intrastate services. Challenges by third parties to MBI's Federal or state tariffs and complaints about MBI's practices could cause MBI to incur substantial legal and administrative expenses.

     Uncertainty of the Impact of the Telecommunications Act and Other Regulatory Changes. In February 1996, comprehensive telecommunications legislation was enacted. The Telecommunications Act has resulted in significant changes in the regulatory environment for the telecommunications industry as a whole, and will have a material impact on the local exchange industry and the competitive environment in which MBI operates. The Company cannot predict how the relevant provisions of the Telecommunications Act will be interpreted and implemented by the FCC, state regulators, courts and other regulatory agencies.

     Uncertainty of the Evolving Regulatory Environment. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit overturned many of the rules the FCC had established pursuant to the Telecommunications Act. The Eighth Circuit decision substantially limits the FCC's jurisdiction and expands state regulators' jurisdiction to set and enforce rules governing the development of local competition. As a result, it is more likely that the rules governing local competition will vary substantially from state to state. If a patchwork of state regulations were to develop, it could increase MBI's cost of regulatory compliance and could make entry into and conduct of business in some markets more expensive than in others. The United States Supreme Court (the "Supreme Court") reviewed the decision of the Eighth Circuit and on January 25, 1999, reversed the Eighth Circuit in part and reinstated, with one exception, all of the FCC local competition rules. The Supreme Court vacated and remanded to the FCC for reconsideration the rule determining which unbundled network elements much be provided by incumbent local exchange carriers to new entrants. There can be no assurance as to how these decisions will affect MBI's business and results of operations in fiscal year 2002 and beyond. Federal and state regulations and pending regulations and court decisions may have in the future both positive and negative effects on MBI and its ability to compete. However, under pending federal and state legislation, significant additional competitors could enter the market for MBI's services which additional competitors have significantly greater financial and resources than are available to the Company.

     Dependence on Billing, Customer Service and Information Systems

     MBI currently relies on external billing solutions for Telecommunications Services and internal billing solutions for Electronic Media Services. Billing for services and related information processing capability is vital to MBI's growth and its ability to monitor costs, bill customers, provide customer orders and achieve operating efficiencies. As MBI continues to provide a wider variety of Electronic Media Services to a growing client base, the need for sophisticated billing and information systems will increase significantly. If MBI that it has exceeded the capabilities of its in-house systems there can be no assurance that MBI will be able to obtain such services from third party vendors on acceptable terms, if at all, and the cost of implementing such systems internally may be substantial. Failure of the MBI's vendors and possible future vendors to deliver the required information in a timely and effective manner and at acceptable costs, failure of MBI to adequately identify and integrate all of its information and processing needs, failure of MBI's data processing or information systems, or the failure of the MBI to upgrade systems as necessary could have a material adverse effect on MBI's business and results of operations.

     MBI is dependent upon the prompt collection of payment of its customers' bills and, in turn, upon the creditworthiness of its customers and the continued implementation of adequate revenue assurance programs. The failure of its customers to pay their bills in a timely manner or MBI's failure to accurately assess the creditworthiness of its customers and implement adequate revenue assurance programs could have a material adverse effect on MBI's business and results of operations.

     Dependence Upon Facility Based Carriers

     MBI's underlying services are provided by one or more independent companies that provide switching and network services to MBI. These services must be operational 24 hours a day, seven days a week and these services must be available to MBI on a cost-effective basis. There can be no assurance that these services will be adequately provided to MBI on a permanent or cost effective basis and the failure of these providers or their inability to provide quality services could jeopardize the success of MBI, its business and results of operations.

     MBI relies on other companies to supply certain key components of its service and operating infrastructure, including telecommunications and data services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by MBI, are available only from sole or limited sources. MBI is also dependent upon carriers to provide telecommunications services and facilities to MBI and its customers. MBI has from time to time experienced delays or other problems in receiving telecommunications services and facilities which it requests, and there can be no assurance that MBI will be able to obtain such services or facilities on the scale and within the time frames required by MBI at an affordable cost, or at all. As MBI expands its service offerings to include other services, it will compete increasingly with a variety of new competitors, which may serve as a disincentive for such entities to cooperate with MBI. Any failure to obtain components, services or additional capacity required to service MBI's clients on a timely basis at an affordable cost, or at all, would have a material adverse effect on MBI's business and results of operations.

     Dependence on Distributors

     MBI does not maintain a direct sales force for Telecommunications Services. It directs its sales effort exclusively through distributors. To the extent that MBI depends on distributors and independent marketing agents to obtain customers for its telecommunications services, MBI will be subject to risks associated with agent attrition. Many other telecommunication marketing firms utilize independent marketing agents to sell telecommunications services, and may compete with MBI for marketing agents. Independent marketing agents may elect to work for competitors and solicit MBI's clients, which may adversely effect MBI's business and results of operations.

     While MBI maintains a direct sales force for Electronic Media Services it may in the future direct substantially all of its sales effort exclusively through distributors. To the extent that MBI depends on distributors and independent marketing agents to obtain customers for its Electronic Media Services, MBI will be subject to risks associated with agent attrition. Several other Electronic Media Services firms utilize independent marketing agents to sell Electronic Media Services, and may compete with MBI for marketing agents. Independent marketing agents may elect to work for competitors and solicit MBI's clients, which may adversely effect MBI's business and results of operations.

     Dependence on Third Party Agreements

     To further develop its network and to continue providing services to its existing clients, MBI will need to maintain existing contractual and strategic relationships with third party entities and build new strategic relationships with other third party entities that provide capacity and other services required by MBI to implement its business strategy. Executing MBI's business strategy will require that MBI enter into agreements, on acceptable terms and conditions, with various providers of infrastructure capacity, in particular, interconnection agreements with Carriers. There can be no assurance that MBI will be able to obtain and maintain such contractual and strategic relationships on acceptable terms. Although MBI does not believe that any existing arrangements will be canceled or will not be renewed as needed, cancellation or non-renewal of such arrangements could materially adversely effect MBI's business and results of operations.

     Dependence upon Network Infrastructure

     The Company's success in attracting and retaining customers requires that the Company provide adequate reliability, capacity and security in its network infrastructure and the service systems. The systems and networks on which MBI depends are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other factors, certain of which may cause interruptions in service or reduced capacity for MBI's clients. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on MBI's business and results of operations.

     Dependence on Key Personnel

     The Company believes that its success will depend to a significant extent upon the abilities and continued efforts of its management; particularly J. Erik Mustad, the Company's Chief Executive Officer and Mark M. Smith, the Company's President and Chief Financial Officer. The loss of the services of any of such individuals could have a material adverse effect on the Company. The success of the Company will also depend, in part, upon the Company's ability to hire and retain additional key personnel, including senior management, technical and sales personnel, who are also being sought by other businesses. Competition for qualified personnel is intense. Difficulty in hiring and retaining such personnel could have a material adverse effect on the Company. The Company does not maintain `key man' life insurance on any of its officers or key employees.

     Impact of Technological Change

     Both the Telecommunications Services and Electronic Medias Services industries have been, and are likely to continue to be, characterized by rapid technological change, frequent new service introductions and evolving industry standards. Increases or changes in technological capabilities or efficiencies could create an incentive for additional competitors to enter the business in which MBI currently competes or may in the future. Existing competitors are also likely to continue to develop new services. Increased competition and technological changes could result in lower retail rates for services, which could have a material adverse effect on MBI's ability to price its services competitively or profitably. Future technological changes, including changes related to emerging wireline and wireless transmission and switching technologies and Internet-related services and technologies, also could have a material adverse effect on MBI. The ability of MBI to compete effectively in the future will depend partly on MBI's ability to develop additional products and services which appeal to its intended end users.

     MBI relies and will continue to rely in part on third parties (including certain of its competitors and potential competitors) for the development of and access to communications and networking technology. The effect of technological changes on the business of MBI cannot be predicted with any degree of certainty. The Company believes that MBI's future success will depend, in part, on its ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. There can be no assurance that MBI will obtain access to new technology on a timely basis or on satisfactory terms, or that MBI will be able to adapt to such technological changes, offer such services on a timely basis or establish or maintain a competitive position. Any technological change, obsolescence or failure to obtain access to important technologies could have a material adverse effect on MBI's business and results of operations.


ITEM 2.  DESCRIPTION OF PROPERTIES.

     On April 25, 2001, the Company entered into a sixty-month triple net lease for 2,595 square feet in Emeryville, California at $2.75 per square foot commencing June 1, 2001 (the "Horton Street Lease"). A security deposit in the amount of $23,407 was paid to secure the Horton Street Lease. Under the Horton Street Lease, the Company is responsible for its pro-rata share of operating expenses including insurance, taxes and utilities.

     On June 28, 2001, the Company entered into a an additional lease for 1,601 square feet full service in Emeryville, California for sixty-months at $2.85 per square foot commencing August 1, 2001 (the "Watergate Lease"). A security deposit in the amount of $10,000 was paid to secure the Watergate Lease. The
Company has relocated its corporate and accounting operations under the Watergate Lease.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.



PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.

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

     The following table sets forth the nature of the Company's trading market on the NASD Over the Counter Bulletin Board (the "OTCBB") during the period from January 1, 2000 to the Company fiscal year ended December 31, 2001, and for the period ending February 28, 2002.

     NASD Over-the-Counter Bulletin Board

         2000             High (US$)          Low (US$)            Volume
         ----             ----------          ---------            ------
       1st Quarter          $7.25               $0.44              12,555,900
       2nd Quarter          $4.38               $0.72              3,776,766
       3rd Quarter          $1.50               $0.50              1,348,104
       4th Quarter          $1.00               $0.22              1,681,236

         2001             High (US$)          Low (US$)            Volume
         ----             ----------          ---------            ------
       1st Quarter          $1.00               $0.25              696,200
       2nd Quarter          $0.63               $0.30              687,900
       3rd Quarter          $0.32               $0.17              420,600
       4th Quarter          $0.20               $0.06              855,000


         2002             High (US$)          Low (US$)            Volume
         ----             ----------          ---------            ------
         Jan 1 - Feb 28     $0.19               $0.08              573,100


     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

     The Company's common shares are issued in registered form. Based on the records of Pacific Corporate Trust Company, the Company's registrar and transfer agent, as of February 28, 2002, there were one seven hundred fifty (1,750) holders of record of the Company's common shares. Holders with United States addresses collectively held 8,243,928 common shares, or approximately fifty three and six-tenths percent (56.8%) of the Company's 14,509,441 issued and outstanding common shares.

     The Company has never paid dividends on its common shares and does not anticipate paying any dividends in the foreseeable future.

     Recent Sales of Unregistered Securities.

     On September 15, 2000, the Company issued 2,703,036 common shares and assumed 199,515 share purchase options with exercise prices ranging from $0.48 to $1.00 in exchange for 90.28% of the common capital stock of EDI in a share exchange transaction. On January 19,

2001, the Company issued 291,128 restricted common shares in exchange for the remaining 9.72% of the common capital stock of EDI, bringing the Company's interest in EDI to 100%. All of the securities issued by the Company in exchange for EDI's common capital stock were issued to the previous security holders of EDI. See "Material Agreements - Acquisition of Exstream Data, Inc., a California Corporation."

     On March 9, 2001, the Company issued 400,000 restricted common shares in a private placement at $0.50 per share common share for total proceeds of $200,000. No commissions were paid in connection with the private placement. The shares were issued to one non-U.S. persons outside of the United States in reliance upon an exemption available under Regulation S of the Securities Act of 1933, as amended. In conjunction with this private placement, the Company issued 200,000 non-transferable warrants to purchase 200,000 common shares exercisable at $1.00 per share. These warrants have a two-year term and expire on March 9, 2003.

     On February 28, 2002, the Company issued 1,000,000 common shares and 1,000,000 common share purchase warrants to one of the Company's officers and directors, Mark Smith, in a private placement under Regulation D of the Securities Act of 1933, as amended. This private placement is subject to an escrow arrangement. See generally "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Private Placement with Affiliate."


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

     Taxation

     The following is a summary of the principal Canadian federal income tax considerations that would generally apply to holders of the Company's common shares. This summary is based upon the provisions of the Income Tax Act of Canada and the regulations thereunder (collectively, the "Tax Act") and the Canada-United States Tax Convention (the "Tax Convention") as at the date of this Annual Report and the current administrative practices of Revenue Canada, Taxation. This summary does not take into account provincial income tax consequences.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company's consolidated operating results and financial position. The data has been derived from the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     The Company acquired 100% of USVT pursuant to a Share Exchange in July 1996 and 90.28% of EDI and MBI on September 15, 2000. The Company acquired the remaining 9.72% of EDI on January 19, 2001. The financial data for the year ended December 31, 2000 consolidates EDI and MBI from September 15, 2000 and reflects minority interest for the 9.72%. The financial data for the year ended December 31, 2001 consolidates EDI and reflects minority interest for the first 19 days of the year when the Company acquired the remaining 9.72%. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere this Annual Report. The selected financial data and the Company's consolidated financial statements are expressed in U.S. dollars.

                                                                        Fiscal Year Ended December 31
                                      --------------------------------------------------------------------------------
                                               2001(2)         2000(1)            1999           1998            1997
                                      --------------------------------------------------------------------------------
Revenue                                     $5,802,426      $5,293,937      $5,277,171     $5,206,984      $3,750,458
General & Administrative Expenses           $4,861,520      $2,492,530      $1,678,466     $1,283,870      $1,154,819
Net Income (Loss) from Operations         $(2,129,143)      $(362,193)            $688     ($160,252)      ($189,682)
Net Income (Loss) for the Year            $(2,093,471)      $(265,566)         $16,646     ($130,479)      ($134,848)
Net Income (Loss)  per Share                   $(0.16)         $(0.03)           $0.01        ($0.02)         ($0.02)
----------------------------------------------------------------------------------------------------------------------


                                                Fiscal Year Ended December 31
                                      --------------------------------------------------------------------------------
                                              2001(2)         2000(1)           1999            1998            1997
                                      --------------------------------------------------------------------------------
 Working Capital                             $752,838      $1,328,838       $999,144        $853,181        $820,717
 Total Assets                              $2,251,936      $4,044,579     $1,601,179      $1,650,270      $1,501,717
 Total Liabilities                           $482,943        $520,959       $544,611        $721,931        $596,434
 Shareholders' Equity                      $1,768,993      $3,523,620     $1,056,568        $928,339        $905,283
 Long-term Obligations                            Nil             Nil            Nil             Nil             Nil
----------------------------------------------------------------------------------------------------------------------

(1) On September 15, 2000, the Company acquired 90.28% of the common capital stock including stock options of EDI for 2,703,036 common shares and 199,515 vested stock options of the Company, for total consideration of $2,640,834. This business combination has been accounted for by the purchase method. Accordingly, the consolidated statements of operations and deficit and cash flows for the year ended December 31, 2000 and the results of operations and cash flows of the Company from September 15, 2000 to December 31, 2000 include the results of EDI and reflect minority interest for the 9.72% not yet acquired.

(2) On January 19, 2001, the Company acquired the remaining 9.72% of the common capital stock of EDI for 291,128 common capital stock of the Company with a fair market value of $172,844. As a result, the financial statements only reflect the minority interests for the first 19 days of the year.


     You should read the following discussion and analysis in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis discusses trends in the Company's financial condition and results of operations for the two fiscal years ended December 31, 2001 and 2000. This discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-KSB. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles
(GAAP) and are expressed in United States dollars. Unless noted otherwise the presentation represents the consolidated financial results of the Company and MBI (jointly and severally, the "Company").

     Results of Operations

     Year Ended December 31, 2001 ("fiscal 2001") Compared to December 31, 2000 ("fiscal 2000")

     Revenue for the twelve month period ended December 31, 2001 ("fiscal 2001") increased to $5,802,426 from $5,293,937 for the same period ended December 31, 2000 ("fiscal 2000"), an increase of 9.6%. Telecommunications Services revenue comprised 73% of total revenue and Electronic Media Services revenue comprised 27% of total, in fiscal 2001.

     Telecommunications Services revenues fell to 11.1% to $4,264,570 for fiscal 2001 year down from $4,796,197 in fiscal 2000. Contributing to reduced revenue in Telecommunications Services was a drop in total usage during the year. The Company believes that the combined effects of current economic conditions, downward pressure on pricing in the telecommunications industry and the events of September 11, 2001, caused the Company to experience negative Telecommunications Services revenue growth during fiscal 2001. The Company believes that Telecommunications Services revenues have stabilized as of the filing date of this Annual Report. See "Note Regarding Forward-Looking Statements."

     The revenue reduction in Telecommunications Services in fiscal 2001 was compensated for by the addition of the Electronic Media Services revenue gained due to the acquisition of

EDI. Electronic Media Services revenues increased 235% to $1,537,856 for fiscal 2001 up from $459,073 in fiscal 2000.

     The Company believes that billing rates for e-mail and fax broadcast services may decline in the future and that there may be continued slow down in Electronic Media Services spending in general. Additionally, current economic conditions and the events of September 11, 2001, have caused the Company to experience a decline in Electronic Media Services revenue. The Company anticipates a modest rebound in Electronic Media Services spending at such time as current economic conditions improve. The Company believes that Electronic Media Services revenues will grow relative to Telecommunications Services revenues at such time as the Company is able to commercialize services currently under development and there is an anticipated macro increase in demand for such services. See "Note Regarding Forward-Looking Statements."

     The Company believes that the combined effects of i) current economic conditions, ii) a slow down in e-marketing and advertising spending, iii) downward pressure on pricing in the telecommunications industry and iv) the events of September 11, 2001, caused the Company to experience negative sequential revenue growth during fiscal 2001. The Company believes that the events of September 11, 2001, in particular caused the Company to suffer material negative revenue growth during fiscal 2001. The Company expects that the current political and economic conditions will continue to negatively impact its results in fiscal year 2002.

     Gross Margin (Revenue less Cost of Goods Sold).

     Gross margin for fiscal 2001 increased to $2,732,377 from $2,130,337 in fiscal 2000, an increase of 28.3%. Gross margin was 47.1% of sales in fiscal
2001 as compared to 40.2% in fiscal 2000. Telecommunications Services gross margin comprised 60% of total gross margin and Electronic Media Services revenue comprised 40% of total gross margin for fiscal 2001.

     In fiscal 2001, Telecommunications Services gross margin was 39% (2000 - 37%) as compared to Electronic Media Services gross margin of 71% (2000 - 70%). The Company's total gross margin increased over the comparative period due to a higher percentage of revenue being generated by the Electronic Media Services segment of the Company's business, which segment produces higher gross margin, and the lowering of carrier costs for both Telecommunications and Electronic Media Services.

     During fiscal 2001, the Company negotiated lower carrier rates with MCI Communications its primary carrier in the Telecommunications Services segment. During fiscal 2001, the Company relocated its Electronic Media Services data center from Oakland, California to Emeryville, California. As a result of this relocation, the Company began operating exclusively under a new carrier agreement with Qwest Communications.

     During fiscal 2001, the Company reduced transmission costs to 43.6% of revenue or $2,531,346 down from 51.3% of revenues or $2,717,176 during fiscal 2000, a decrease of 6.8%. This 6.8% decrease was realized even as the Company increased revenue by 9.6% over the period. The Company believes that these results demonstrate that the Company's efforts to lower its carrier costs are producing results and are currently offsetting reductions in retail pricing in the Telecommunications Services segment. However, despite these results, the margins on the Company's Telecommunications Services business are expected to decline as a result of industry wide downward pressure on prices for long distance services. This decline may be offset if the

Company can increase its revenue in Electronic Media Services relative to Telecommunications Services. See "Note Regarding Forward-Looking Statements."

     Commissions paid increased to $347,495 or 6% of revenue in fiscal 2001 up from $274,283 or 5.2% of revenue in fiscal 2000, an increase of 26.7%. The increase occurred due to new Telecommunications Services sales which incurred commissions and which replaced declining revenues on which the Company was not paying commissions. Due to the nature of the Company's Telecommunications Services business customers on whom it pays commission are more likely to remain with the Company due to their relationship with the sales agent to whom the Company is paying commissions to, in effect, retain the customer. The Company anticipates that as it expands its distribution network to encompass more sales agents, including for Electronic Media Services, its commission expenses as a percentage of revenue will increase.

     Other expenses, primarily related to Telecommunications Services, including costs of billing and telecommunications usage tax preparation, were $191,208 in fiscal 2001 as compared to $172,141 in fiscal 2000.

     Personnel Expenses.

     The Company's costs for salaries and benefits increased to $1,980,238 or 34.1% of revenue in fiscal 2001 up from $1,065,081 or 20.1% of revenue in fiscal 2000, an increase of 85.9%. The increase in personnel costs during fiscal 2001 resulted from an increase in the number of employees of the Company due to the Company's acquisition of EDI. The Company was able to lower the number of personnel and reduce salaries and benefits costs during fiscal 2001 in order to somewhat mitigate declining revenues but not to the same extent as the declining revenues. There were no special payments or bonuses paid to employees during fiscal 2001.

     Because the Company's Electronic Media Services business (which it acquired in the EDI transaction) requires the ongoing development of proprietary Electronic Media Services software and accompanying systems, the cost of personnel to support this segment relative to its current sales is substantially higher than that of the Telecommunications Services segment. To the extent that the Company continues to pursue development of its Electronic Media Services software and accompanying systems, it will continue to incur personnel related costs which are substantially higher than when it was engaged exclusively in the Telecommunications Services segment.

     Consulting services costs decreased to $361,030 during fiscal 2001 from $536,855 in fiscal 2000. Consulting services decreased due to the Company's efforts to hire consultants as employees which occurred during fiscal year 2001.

     Amortization.

     Amortization during fiscal 2001 was $341,429 up from $121,389 during fiscal 2000. The increase was primarily due to amortization of the goodwill associated with the acquisition of EDI. The Company anticipates further increases in amortization expense in its fiscal year 2002 related to ongoing equipment purchases but this will be more than offset by the reduction in amortization of goodwill due to the write-down of goodwill (discussed below) and the change in accounting policy in 2002.

     Legal and Accounting, Rent, and Bad Debt.

     Legal and accounting expenditures decreased to $149,736 in fiscal 2001 from $189,881 in fiscal 2000, or 21.1%. Legal and accounting expenditures in fiscal 2000 included costs associated with the acquisition of EDI. The Company's has implemented internal controls designed to lower customary legal and accounting expenditures.

     Rent increased to $222,042 in fiscal 2001 up from $150,907 in fiscal 2000. As a result of the acquisition of EDI the Company incurred higher than market rents prior to its relocation from Oakland, California to Emeryville, California in July 2001. As a result of relocating its premises, the Company believes that rent for its fiscal year 2002 will return to fiscal 2000 levels. The Company believes that it has sufficient space in which to expand its operations for the foreseeable future.

     Bad debt expense was $168,144 in fiscal 2001 up from $34,589 in fiscal 2000. The increase in bad debts was primarily due to non-payment of amounts due from a single customer, Prime T.V. The Company filed a complaint against Prime T.V. alleging breach of contract, fraud and intentional tort associated with the non-payment of $119,313 in services provided to Prime T.V. during March and April 2001. The complaint seeks relief of $144,313 plus additional sums plus interest accrued thereon and attorney fees. The Company believes that it will be successful in its efforts to collect some or all of the amounts due from Prime T.V. However, the potential recovery, if any, has not been included in earnings in 2001 and will only be included when and if received.

     Other General and Administrative Expenses - excluding write-down of goodwill.

     Other general and administrative costs were $443,740 in fiscal 2001 up from $393,828 in fiscal 2000. The increase in other general and administrative costs in fiscal 2001 over fiscal 2000 were largely due to a rise in operating expenditures resulting from the acquisition of EDI. The Company managed to maintain general and administrative costs at 7.6% (2000 - 7.4%) year on year despite a larger revenue base and expanded operations largely due to cost controls. The Company believes that it can continue to control general and administrative costs relative to changes in revenue. See "Note Regarding Forward-Looking Statements."

     Write-down of Goodwill

     The Company wrote down the value of goodwill by $1,195,161 from $1,795,161 to $600,000. The Company has experienced a 60% decline in the monthly revenue of EDI since acquisition due to the Company's focus on improving EDI's cash flows by reducing infrastructure and other costs. The Company believes that the changes made will benefit the Company in the long-term but at the expense of the current year's results. However, the decline in revenues and the decline in the Company's share price indicate that the goodwill acquired has been impaired. The write-down amount of $1,195,161 was required to reduce the goodwill to its estimated fair value of $600,000. The fair market value estimate was based on two sources of evidence - the fair market value of the Company's net assets as estimated by the market capitalization of the Company using trading prices at December 31, 2001; and the estimated discounted cash flows from the electronic document delivery business.

     Net Loss.

     Net loss from operations before other income (expense) was $2,129,143 in fiscal 2001 as compared to $362,193 in fiscal 2000. Net loss from operations before other income (expense) in fiscal 2001 includes bad debt expenses of $168,144 compared to $34,589 in 2000 and a goodwill write-down of $1,195,161. Adjusted for all non cash items, including bad debts, amortization, and the goodwill write-down net loss from operations before other income (expense) was $424,409 in fiscal 2001 up 97.3% from $205,765 in fiscal year 2000. Increases in net operating loss were primarily due to a substantial change in the Company's business (the addition of Electronic Media Services) as a result of the acquisition of EDI. During fiscal year 2001, the Company was able to streamline Electronic Media Services operations and reduce these losses each quarter.

     The Company had a net loss of $2,093,471 or $0.16 per share in fiscal 2001 as compared to a net loss of $265,566 or $0.03 per share in fiscal 2000. The Company believes that the increase in the net loss is due to the write-down of goodwill, the increase in bad debts and costs associated with integrating EDI with the Company in 2001.

     Liquidity and Capital Resources.

     At December 31, 2001 ("FYE 2001"), the Company had working capital of $752,838 including cash and equivalent balances of $367,868 as compared to respective balances of $1,328,838 (working capital) including $825,859 (cash and cash equivalents) at December 31, 2000 ("FYE 2000").

     A large percentage of the change in working capital balances from FYE 2000 to FYE 2001 were as a result of operating losses in fiscal 2001. In addition, in fiscal 2001, the Company had $202,947 in unfinanced software, equipment and furniture and fixture purchases, and $44,370 in leasehold improvements. These capital expenditures were directly related to the relocation of the Company's network operations center and included significant upgrades to the companies networking equipment and the installation of a self contained power generation facility.

     During fiscal 2001, the Company used $460,230 in cash to fund operations as compared to $70,867 in fiscal 2000. The Company believes that cost control programs designed to reduce cash consumption related to operations are having a positive effect on the Company's results. See "Note Regarding Forward-Looking Statements."

     Non-cash net working capital decreased to $384,970 at FYE 2001 as compared to $502,979 at FYE 2000. The Company maintains a policy of matching cash inflows from receivables with cash outflows in payment of its outstanding obligations to the extent possible. However, there is a lag between the collection of accounts receivable from customers and the required payment to transmission carriers. Reductions in non-cash working capital were largely due to the decline in accounts receivable which was only partially offset by the decline in accounts payable to transmission carriers

     Accounts receivable decreased to $824,661 at FYE 2001 down from $924,197 at FYE 2000. Accounts receivable primarily represent collectable amounts from the previous ninety days sales. During September 2001, the Company migrated its billing systems for Digital Media Services from an Access platform to a SQL platform. The change in platform is expected to result in more stable, reliable and timely billing for Digital Media Services. The Company does not believe that the growth in accounts receivable relative to sales reflects any increase in doubtful accounts, however, there can be no assurance that political and economic conditions will not adversely affect the Company's ability to collect accounts receivable on a timely basis.

     In fiscal 2001, the Company increased its capital assets by $247,317. Of this amount $202,947 was for software, equipment and furniture and fixture purchases, and $44,370 was for in leasehold improvements.

     Current liabilities fell to $448,914 at FYE 2001 down 15.5% from $500,683 at FYE 2000. Reductions in accounts payable were largely due to downsizing of the Company's operations.

     The Company financed $45,915 in equipment purchases during fiscal 2001 through a capital lease, of this obligation, $5,000 was repaid in 2001. The Company has no long-term debt or other long-term liabilities.

     The Company received $200,000 during fiscal 2001 from the issuance of capital stock.

     The Company believes that its working capital together with cash flow from its operations will be sufficient to fund its cash requirements through fiscal 2002, however, there can be no assurance that political and economic conditions will not adversely affect revenue from operations, collections, costs related to the Company's business or other factors, which may affect the Company's future cash requirements. If the Company requires additional cash to fund capital additions or operations, the Company will likely fund any such requirements by issuing capital stock. There is no certainty that the Company will be able to issue additional stock if required.

     Subsequent Events

     Termination of Joseph Karwat Agreement

     On January 29, 2002, pursuant to an employment agreement (the "Karwat Agreement") dated August 7, 2000, between Joseph Karwat ("Karwat") and the Company, the board of directors terminated the Karwat Agreement. Under the Karwat Agreement, in the event of the termination of the Karwat Agreement by the Company other than for cause, including constructive dismissal, the Company would be required to pay to Karwat a single lump sum severance payment of One Hundred and Fifty Thousand dollars ($150,000) (the "Severance Pay") and, in the event of the termination of Karwat by the Company, other than for cause, Thirty Seven Thousand Five Hundred dollars ($37,500) under a ninety (90) day notice requirement (the "Notice Pay").

     The Company believes that it terminated the Karwat Agreement for cause and that it therefore has no obligation to pay to Karwat the Severance Pay or the Notice Pay generally described in the Karwat Agreement.

     Issuance of Stock Options.

     On February 25, 2002, certain directors and employees were issued 229,020 incentive stock options. The following table sets forth their cumulative issuances as a group:

    =========================================================================
    Group                       Number   Price (USD$)       Expiry
    -------------------------------------------------------------------------
    Directors                   75,000    $   0.10          February 25, 2005
    Employees                  154,020    $   0.10          February 25, 2005
    =========================================================================

     Repricing of Stock Options.

     On February 25, 2002, the Company's board of directors approved a stock option repricing program for the Company. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options to purchase the same number of shares at an exercise price of $0.10 per share. At this repricing, the new exercise price exceeded the market price of the Company's common shares. Each repriced stock option has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 4,510,100 common shares were repriced.

     The following table sets forth the cumulative repricing as a group:

     -------------------------------------------------------------------
                                 Number of   Exercise         Exercise
     Group                       options      price           Price new
                                 repriced    old (USD$)        (USD$)
     -------------------------------------------------------------------
     Officers/Directors         3,790,000     $0.25            $ 0.10
     Employees                    720,100     $0.25            $ 0.10
     -------------------------------------------------------------------

     Amendment of Certain Stock Option Expiry Dates.

     On February 25, 2002, the board of directors amended the expiry dates of certain stock option agreements of certain officers and directors. The following table sets forth the changes in expiry dates:

     ---------------------------------------------------------------------------
                            Number of     Prior Expiry            New Expiry
     Group                   Options          Date                    Date
     ---------------------------------------------------------------------------
     Officer/Director        500,000     January 25, 2003       January 25, 2005
     Officer/Director        500,000     January 25, 2005       January 25, 2007
     ---------------------------------------------------------------------------

     Private Placement with Affiliate.

     On February 28, 2002 in consideration of $50,000, the Company issued 1,000,000 units to Mark Smith ("Smith"), one of our officers and directors (the "Smith Unit Private Placement"). Each unit consists of one Company common share and one non-transferable share purchase warrant which is exercisable to acquire one Company common share at a price of $0.05 per share until March 1, 2007. The common shares issued had a deemed price of $0.05. On February 25, 2002, the day that the transaction was approved by the board of directors of the Company, the closing price of the Company's common shares on the NASD OTCBB was $0.10.

     The securities issued in the Smith Unit Private Placement were issued to Smith in reliance upon an exemption from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

     The securities issued in the Smith Unit Private Placement and the cash consideration paid by Smith in the Smith Unit Private Placement are subject to the terms and conditions of an escrow agreement dated February 28, 2002 by and among the Company, Mark Smith, and J. Erik Mustad, one of our officers and one of our directors (the "Escrow Agreement"). Under the Escrow Agreement, J. Erik Mustad acts as escrow agent.

     Under the terms of the Escrow Agreement, the securities issued in the Smith Unit Private Placement are only to be released from an escrow maintained by Mr. Mustad upon the occurrence of one or more triggering events, which include the following:

     o The average of the closing bid and ask prices for the Company's common shares on the OTCBB or any other major stock exchange in the United States of America for any period of 30 consecutive calendar days is equal to or greater than $0.50; or
     o The Company has two consecutive fiscal quarters of positive earnings before interest, taxes, depreciation and amortization charges ("EBITDA"); or
     o The Company (or the board of directors approves) any contract or agreement that could reasonably be expected, in principle or intent or outcome, to result in a change of control of the Company; or
     o The Company enters into (or the board of directors approves) any contract or agreement that could reasonably be expected, in principle or intent or outcome, to result in a merger or consolidation of the Company with one or more corporations; or
     o The Company enters into (or the board of directors approves) any contract or agreement that could reasonably be expected, in principle or intent or outcome, to result in a sale or disposition of a majority of the assets of the Company or any of its subsidiaries; or
     o Smith is removed as President of the Company by the Company's Board of Directors; or
     o The board of directors, by the approval of a majority (including the affirmative vote of J. Erik Mustad if he is then a member of the Board but not including the vote of Smith), approves the release of the Shares and Warrants from the escrow.

     The Escrow Agreement also contains a redemption right in favor of Mr. Smith. Under certain conditions set forth in Section 2.3 and Section 2.4 of the Escrow Agreement, including but not limited to the bankruptcy of the Company, Mr. Smith has the right to require the Company redeem the securities by returning to Mr. Smith all of the cash consideration which he paid for the securities in connection with the Smith Unit Private Placement. In addition, the Escrow Agreement provides in Section 2.4 that in the event the triggering conditions discussed above do not occur and the securities are not released to Smith by August 1, 2003 then, in that event, the Company will be forced to pay Smith $50,000 in redemption of the securities. Under this provision, the Smith
Unit Private Placement could be effectively canceled. The Escrow Agreement expires on August 1, 2003.

     Business Outlook

     Current economic slowdown and industry conditions may affect the Company's future results of operations, which may result in material adverse fluctuation of revenues, expenses and gross margin in future periods. The events of September 11, 2001 have had a material adverse affect on the Company's operating results, the total extent of which is difficult to predict. A material decline in the demand for the Company's products or services may have a material adverse affect on the Company's results of operations and plan of operations in its fiscal year 2002. The economic uncertainty in the markets and industries that the Company competes makes it difficult to predict the Company's results for fiscal year 2002.

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


OTHER MATTERS

     E*Comnetrix Inc. (the "Company") is formed under the Canada Business Corporations Act. Prior to June 19, 2000 the Company was incorporated under the Company Act of British Columbia, Canada. The Company's financial results are quantified in U.S. dollars and a majority of the Company's obligations and expenditures with respect to its operations are incurred in U.S. dollars. In the past, the Company has raised equity funding through the sale of securities denominated in Canadian dollars, and the Company may in the future raise additional equity funding or financing denominated in Canadian dollars. Although the Company does not believe it currently has any materially significant market risks relating to its operations resulting from foreign exchange rates, if the Company enters into financing or other business arrangements denominated in currency other than the U.S. dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

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

     Recently Issued Accounting Standards

     During 2001, the Financial Accounting Standards Board issued four new pronouncements which may effect the Company:

     o Statement 141, "Business Combinations", requires the purchase method of accounting for all business combinations and applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.
     o Statement 142, "Goodwill and Other Intangible Assets", requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.
     o Statement 143, "Accounting for Asset Retirement Obligations", requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.
     o Statement 144, "Accounting for the Impairment or Disposal of Long-lived Assets", provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001.

     The adoption of Statements 141, 143 and 144 are not expected to effect the current consolidated financial statements or historically reported results of operations but may impact future financial statements and results of operations. The adoption of Statement 142 will result in cessation of goodwill amortization, which, in 2001, was $218,289 (excluding the goodwill write-down).


ITEM 7. FINANCIAL STATEMENTS

     The information required by this item is included in pages F-1 through F-22 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     All of the directors of the Company are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with the Company's Articles or the Canada Business Corporations Act. The Company's last annual regular general meeting was held on June 22, 2001. The Company's executive officers are appointed by and serve at the pleasure of the Board of Directors.

     On September 27, 1999, the Board of Directors of the Company appointed Mark
M. Smith as President and Secretary. J. Erik Mustad remained as Chairman of the Board and Chief Executive Officer. On June 26, 2000 the Board of Directors of the Company appointed Mark M. Smith as Chief Financial Officer.

     As of December 31, 2001, the following persons were directors and/or executive officers of the Company:

Name and present office held            Director/Officer since(2)   Principal occupation and if not at
                                                                    present an elected director,
                                                                    occupation during the preceding five
                                                                    years
--------------------------------------------------------------------------------------------------------
J. Erik Mustad                          July 11, 1996               Director, Chairman and CEO,
Green Brae, California U.S.A.                                       E*Comnetrix Inc.
Chief Executive Officer and Director
--------------------------------------------------------------------------------------------------------
Mark M. Smith (1)                       July 11, 1996               Director, President, Chief Financial
Sparks, Nevada U.S.A.                                               Officer and Secretary, E*Comnetrix Inc.
President, Chief Financial Officer
and Director
--------------------------------------------------------------------------------------------------------
Joseph Karwat                           September 18, 2000          Director, President of MBI.
Oakland, California U.S.A.
Director
--------------------------------------------------------------------------------------------------------
Stuart Rogers (1)                       October 11, 1995            November, 1990 to present, President,
Coquitlam, B.C. Canada                                              West Oak Capital Group, a corporate
Director                                                            finance and venture capital company
--------------------------------------------------------------------------------------------------------
Trevor Gibbs (1)                        December 20, 1995           1993 - 1998, Director Brimm Energy
North Vancouver, B.C.                                               Corp.; September, 1994 to 1996, Senior
Canada                                                              Vice-President Northstar Trade Finance
Director                                                            Corp., 1989 to 1994, Director, Export
                                                                    Finance, B.C. Trade and Development
                                                                    Corporation
--------------------------------------------------------------------------------------------------------

Name and present office held            Director/Officer since(2)   Principal occupation and if not at
                                                                    present an elected director,
                                                                    occupation during the preceding five
                                                                    years
--------------------------------------------------------------------------------------------------------
Thomas Wharton(1)                       December 20, 1995           Self-employed Businessman
Vancouver, B.C. Canada
Director
--------------------------------------------------------------------------------------------------------
(1)  Member of the Company's audit committee.
(2)  Directors  serve until their  successors  are  nominated and elected by the shareholders  and Officers  serve until their  successors are nominated and appointed by the Board of Directors.
(3)  The Company  terminated the employment of Mr. Karwat on January 29, 2002.
     Mr.Karwat continues to serve as a director.


J. Erik Mustad, Chief Executive Officer and Director, Age 61

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

Mr. Mustad was a founder of Centex Telemanagement, Inc. and participated in its initial public offering in 1987. Subsequently, Centex was acquired by WorldCom, Inc., (NASDAQ:WCOM), the second largest long distance carrier in the U.S.

Mr. Mustad was an investor in Phoenix Network, Inc. and responsible for all sales and marketing during a time when Phoenix Network experienced 400% growth within a 2-year time frame. Phoenix Network, Inc. was acquired by Qwest Communications International Inc. (NASDAQ:Q) in 1998.

In 1975, he formed his own interconnect company, TCI, Inc. Under his leadership, TCI was acquired in 1981 by Inter-Tel, Inc. (NASDAQ:INTL). Subsequently, Mr. Mustad served as director of Inter-Tel.


Mark M. Smith, President, Chief Financial Officer  and Director, Age 43

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


Joseph Karwat, Director, Age 48

Mr. Karwat was appointed as a director of the Company upon its acquisition of Exstream Data, Inc. in September 2000. Mr. Karwat founded Exstream Data and has served as its President since that time. The Company terminated the employment of Mr. Karwat on January 29, 2002. Mr. Karwat continues to serve as one of our directors.

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


Stuart Rogers, Director, Age 45

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


Trevor Gibbs, Director, Age 60

Mr. Gibbs is a principal with The Osborne Group, acting as a financial mentor to information technology and biomedical companies with over 25 years experience in finance, venture capital and public markets. Prior to joining the Osborne Group, he was Chief Operating Officer of Odyssey Petroleum Corporation.

From 1993 to 1998, Mr. Gibbs was a Director of Brimm Energy Corporation.


Thomas Wharton, Director, Age 59

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

     Board and Committee Meetings

     During 2001, the Board of Directors met 12 times including participants by telephone and by consent. During 2001, the Audit Committee met once.

     From December 31, 2001 to February 28, 2002, the Board of Directors of the Company has met 3 times. The Company believes that the Board of Directors will meet in March of 2002 to discuss, among other things, the timing of an annual general meeting of shareholders for 2002.

     There are no arrangements or understandings among any of the directors or officers of the Company regarding their election as directors or officers.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Federal securities laws require the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

     To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10% beneficial owners made all required filings on a timely basis for the fiscal year ended December 31, 2001.


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

     The Company grants stock options to directors, executive officers and employees. See "Options Grants and Option Exercises".

     The following table sets forth the compensation paid to J. Erik Mustad, Mark M. Smith and Joseph Karwat (the "Named Executive Officers") for the years indicated. No other Named Executive Officer of the Company earned a salary and bonus for such fiscal year in excess of $100,000.

                                           Annual Compensation                Long Term Compensation
                                     --------------------------------- -------------------------------------
                                                                                Awards            Payouts
                                                                       ------------------------- -----------
                                                                       Securities    Restricted
                                                             Other        Under      Shares or
                                                            Annual      Options/     Restricted               All Other
                                                          Compensation   SARs(2)    Share Units   LTIP(3)   Compensation
Name and Principal                   Salary(1)     Bonus       ($)        Granted        ($)      Payouts      ($)
     Position          Year Ended       ($)         ($)                     (#)                     ($)
------------------------------------------------------------------------------------------------------------------------
 J. Erik Mustad          2001/12/31    $140,000     Nil         Nil         Nil          Nil       Nil         Nil
 Chairman & Chief        2000/12/31    $204,000     Nil         Nil      1,225,000       Nil       Nil         Nil
 Executive Officer       1999/12/31    $270,000     Nil         Nil        490,000       Nil       Nil         Nil

------------------------------------------------------------------------------------------------------------------------
 Mark M. Smith           2001/12/31    $185,000     Nil         Nil        340,000       Nil       Nil         Nil
 President               2000/12/31    $239,800     Nil         Nil      2,225,000       Nil       Nil         Nil
 Chief Financial         1999/12/31    $243,600     Nil         Nil        490,000       Nil       Nil         Nil
 Officer
------------------------------------------------------------------------------------------------------------------------
 Joseph Karwat(4)        2001/12/31    $150,000     Nil         Nil         Nil          Nil       Nil         Nil
 President               2000/12/31     $58,750     Nil         Nil        525,000       Nil       Nil         Nil
 MBI
------------------------------------------------------------------------------------------------------------------------
(1)  All dollar amounts are in US dollars.
(2)"SAR" or "stock  appreciation right" means a right granted by the Company, as compensation  for  services  rendered,  to  receive a payment of cash or an issue or transfer of  securities  based wholly or in part on changes in the trading  price of  publicly  traded  securities  of the  Company.  Does not include  250,000 SAR's formerly  granted to Mr. Smith on March 10, 2000 and which were cancelled effective November 7, 2000.
(3)"LTIP"  or  "long  term   incentive   plan"  means  any  plan  that  provides
     compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation  right  plans or plans  for  compensation  through  restricted shares or restricted share units.
(4)  The Company terminated the employment of Mr. Karwat on January 29, 2002.


DIRECTOR COMPENSATION

     The Company has no standard arrangement pursuant to which any of the other directors are compensated by the Company for their services in their capacity as directors except for the granting from time to time of incentive stock options.


OPTION GRANTS

     The aggregate direct remuneration paid or payable by the Company and its subsidiaries to the directors and Named Executive Officers of the Company, for their services in all capacities, during the fiscal year ended December 31, 2001 was $475,000.

     The following table sets forth information regarding stock option grants to the Company's executive officers and directors during the year ended December 31, 2001:

    Individual                                             Option Grants
-------------------   --------------------------------------------------------------------------------
        (a)                 (b)                    (c)                  (d)               (e)
                        Number of                % of Total
                        Securities            Options Granted        Exercise or
                     Underlying Options       to Employees in        Base Price
       Name             Granted (#)           Fiscal Year(2)        ($/Sh)(3)(4)       Expiration Date
------------------------------------------------------------------------------------------------------
Mark M. Smith              100,000                  1.8%                $0.50(1)          5/24/2004
                           240,000                  4.4%                 $0.25            12/6/2005
------------------------------------------------------------------------------------------------------
(1)  Repriced to $0.25 per share on October 24, 2001.
(2)  Based on  options  exercisable  to  acquire  a total  5,481,300  shares  to officers, directors, employees and consultants.
(3)  As of the date of grant.
(4)  The  exercise  price per share was equal to or greater than the fair market value of the common  shares on the date of grant as determined by the Board of Directors.


OPTION EXERCISES

     The following table sets forth details of each exercise of stock options during the financial year ended December 31, 2001 by any of the directors and Named Executive Officers, and the financial year end value of unexercised options on an aggregate basis. During the Company's most recently completed fiscal year ended December 31, 2001, and through the period ending February 28, 2002, no options and other rights to purchase securities of the Company were exercised by the directors and executive officers of the Company other than as set forth below.

 ----------------------------------------------------------------------------------------------------------------
        Name                  Securities     Aggregate Value      Unexercised Options       Value of Unexercised
                              Acquired on    Realized ($)(1)         At FY-End (#)          in the Money-Options
                              Exercise(#)                           Exercisable/                  at FY-End
                                                                   Unexercisable              ($) Exercisable/
                                                                                              Unexercisable(2)
 ----------------------------------------------------------------------------------------------------------------
 J. Erik Mustad                  Nil               Nil          1,225,000(exercisable)        Nil(exercisable)
                                                                  Nil (unexercisable)         Nil (unexercisable)
 ----------------------------------------------------------------------------------------------------------------
 Mark M. Smith                   Nil               Nil          2,565,000 (exercisable)       Nil (exercisable)
                                                                  Nil (unexercisable)         Nil (unexercisable)
 ----------------------------------------------------------------------------------------------------------------
 Joseph Karwat(3)                Nil               Nil            525,000 (exercisable)       Nil (exercisable)
                                                                  Nil (unexercisable)         Nil (unexercisable)
 ----------------------------------------------------------------------------------------------------------------
 West Oak Capital Group Inc.     Nil               Nil             60,000 (exercisable)       Nil (exercisable)
 (Stuart Rogers)                                                  Nil (unexercisable)         Nil (unexercisable)
 ----------------------------------------------------------------------------------------------------------------
 Trevor Gibbs                                                      10,000 (exercisable)       Nil (exercisable)
                                 Nil               Nil            Nil (unexercisable)         Nil (unexercisable)
 ----------------------------------------------------------------------------------------------------------------
 Thomas Wharton                  Nil               Nil             10,000 (exercisable)       Nil (exercisable)
                                                                  Nil (unexercisable)         Nil (unexercisable)
 ----------------------------------------------------------------------------------------------------------------
(1)Based on NASD OTCBB closing price on the date of exercise.
(2)In-the-money  options  are those  where the  market  value of the  underlying securities  at the  fiscal  year-end  exceeds  the  exercise  price  of the options.  The closing price of the  Company's  shares on December 31, 2001, being the last day the  Company's  common  shares traded during 2001 on the
     NASD Over the Counter Bulletin Board, was $0.13.
(3)The Company terminated the employment of Mr. Karwat on January 29, 2002.


     Report on Repricing of Options

     On March 16, 2001 the Company's board of directors approved a stock option repricing program for the Company. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $1.00 per share, for repriced stock options to purchase the same number of shares at an exercise price of $0.50 per share. At this repricing, the new exercise price exceeded the market price of the Company's common shares. Each repriced stock option has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 4,936,440 common shares were repriced.

     On October 24, 2001 and October 25, 2001 the Company's board of directors approved a stock option repricing program for the Company. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.50 per share, for repriced stock options to purchase the same number of shares at an exercise price of $0.25 per share. At this repricing, the new exercise price exceeded the market price of the Company's common shares. Each repriced stock option has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 4,492,300 common shares were repriced.

     Repricing of Options

     During  the  Company's  fiscal  year  ended  December  31,  2001,   options
previously granted to three (3) Named Executive Officers were amended as to exercise price only.

     By agreement dated January 25, 2000, the Company granted to J. Erik Mustad options to purchase up to five hundred thousand (500,000) common shares at a price of four dollars and forty three and three quarters cents ($4.4375) per common share (the "January 25, 2000 Mustad stock options"). Pursuant to amendments to the agreement in fiscal year 2000 the exercise price of the January 25, 2000 Mustad stock options was reduced to one dollar ($1.00) per share, and arch 16, 2001, the exercise price was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share.

     By agreement dated June 26, 2000, the Company granted to J. Erik Mustad options to purchase up to two hundred and fifty thousand (250,000) common shares at a price of one dollar ($1.00) per common share (the "June 26, 2000 stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the June 26, 2000 stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share.

     By agreement dated September 15, 2000, the Company granted to J. Erik Mustad options to purchase up to one hundred thousand (100,000) common shares at a price of one dollar ($1.00) per common share (the "September 15, 2000 Mustad stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 15, 2000 Mustad stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share.

     By agreement dated September 29, 2000, the Company granted to J. Erik Mustad options to purchase up to three hundred seventy five thousand (375,000) common shares at a price of one dollar ($1.00) per common share (the "September 29, 2000 Mustad stock options"). Pursuant to amendments to the agreement in fiscal year 2000 Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 29, 2000 Mustad stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share.

     By agreement dated January 25, 2000, the Company granted to Mark M. Smith options to purchase up to five hundred thousand (500,000) common shares at a price of four dollars and forty three and three quarters cents ($4.4375) per common share (the "January 25, 2000 Smith stock options"). Pursuant to amendments to the agreement in fiscal year 2000, the exercise price of the January 25, 2000 Smith stock options was reduced to one dollar ($1.00) per share, and on March 16, 2001, the exercise price was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share.

     By agreement dated March 10, 2000, the Company granted to Mark M. Smith options to purchase up to seven hundred and fifty thousand (750,000) common shares at a price of seven dollars ($7.00) per common share (the "March 10, 2000 stock options"). Pursuant to amendments to the agreement in fiscal year 2000 the exercise price of the March 10, 2000 stock options was reduced to one dollar ($1.00) per share, and on March 16, 2001, the exercise price was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share

     By agreement dated June 26, 2000, the Company granted to Mark M. Smith options to purchase up to two hundred and fifty thousand (250,000) common shares at a price of one dollar ($1.00) per common share (the "June 26, 2000 Smith stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the June 26, 2000 Smith stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share.

     By agreement dated September 15, 2000, the Company granted to Mark M. Smith options to purchase up to one hundred thousand (100,000) common shares at a price of one dollar ($1.00) per common share (the "September 15, 2000 Smith stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 15, 2000 Smith stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share.

     By agreement dated September 29, 2000, the Company granted to Mark M. Smith options to purchase up to six hundred twenty five thousand (625,000) common shares at a price of one dollar ($1.00) per common share (the "September 29, 2000 Smith stock options"). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 29, 2000 Smith stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share.

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

     On March 30, 2000, the board of directors of the Company amended the Company's 1999 Plan and renamed it the Amended and Restated Stock Option Plan
(2000) (the "2000 Plan"). The 2000 Plan increased the number of common shares available for issuance from the 1,900,000 common shares available under the 1999 Plan to a total of 5,000,000 common shares available under the 2000 Plan. The 2000 Plan, received shareholder approval at the Company's annual meeting held on May 3, 2000. On November 3, 2000, the board of directors of the Company amended the 2000 Plan (the "Amended 2000 Plan"). The Amended 2000 Plan increased the number of common shares available for issuance from the 5,000,000 common shares available under the 2000 Plan to a total of 8,000,000 common shares available under the Amended 2000 Plan. The Amended 2000 Plan, received shareholder approval at the Company's annual meeting held on June 22, 2001.

     As of December 31, 2001, there were options to purchase 2,526,370 common shares issued and outstanding under the Amended 2000 Plan, 1,060,000 common shares have been issued pursuant to options granted, 103,625 options have expired unexercised and 4,311,005 common shares were available to be granted after December 31, 2001 under the Amended 2000 Plan. All of the remaining options available for grant pursuant to the terms of the Amended 2000 Plan may be granted without further regulatory or shareholder approvals.

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

     Pursuant to a consulting services agreement (the "Mustad Agreement") dated June 1, 2001, between J. Erik Mustad ("Mustad") and the Company, Mustad will provide certain services to the Company in consideration of $7,500 per month through December 31, 2001 and $6,000 per month thereafter. The Mustad Agreement will expire February 28, 2003 with no provision for renewal. Under the terms of the Mustad Agreement the Company would pay Mustad five percent (5%) of the first $2,000,000 in capital raised for the Company by Mustad ten percent 10% of any additional capital raised for the Company by Mustad (the "Incentive Fees").

On June 1, 2001, the Company entered into a management agreement with J. Erik Mustad ("Mustad") the Company's Chief Executive Officer and a director, for the period June 1, 2001 to February 28, 2003 (the "Mustad Agreement"). The Mustad Agreement canceled and superceded all prior agreements between the Company and Mustad. Pursuant to the Mustad Agreement, Mustad will provide certain services to the Company in consideration of $7,500 per month through December 31, 2001 and $6,000 per month thereafter. In addition, the Company would pay to Mustad a 5% finders fee on any financing proceeds it receives as a result of the direct efforts of Mustad up to $2,000,000 in cumulative financings and 10% of any financing proceeds it receives as a result of the direct efforts of Mustad exceeding $2,000,000 in cumulative financings. In the event of termination of the Mustad Agreement by the Company prior to February 28, 2003, other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had Mustad been engaged for the entire term. The Mustad Agreement will expire February 28, 2003 with no provision for renewal. As of February 28, 2002 no event had occurred which would require the Company to pay Mustad any finders fees.

     Pursuant to a consulting services agreement (the "Smith Agreement") dated January 1, 2000 and as amended April 19, 2000 with an effective date of June 1, 2000, between Interven Capital Corporation ("Interven"), Mark M. Smith ("Smith") (Interven and Smith are referred to collectively as the "Consultant") and the Company, the Consultant will provide certain services to the Company in consideration of the Company paying to Consultant $15,000 per month through May 31, 2000 and $20,000 per month thereafter. The Smith Agreement as amended will expire December 31, 2002 (the "Initial Term") and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term, payable at a rate of $20,000 per month. In the event of the termination by the Company after the Initial Term other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire then current term, payable at a rate of $20,000 per month. In the event of termination other than for cause, Interven will be paid a severance payment in the amount of $50,000 in addition to any other fees due under the Smith Agreement.

     Pursuant to an amendment of the Smith Agreement dated June 1, 2001 (the "First Amended Smith Agreement"), beginning June 1, 2001 the Consultant would defer $5,000 per month in consideration due to the Consultant under the Smith Agreement. Payment of deferred amounts to Consultant would be made upon the occurrence of certain events. No consideration, contingent or otherwise, was or will be paid to the Consultant to induce the Consultant to enter into the First Amended Smith Agreement. No other terms or conditions of the Smith Agreement were amended pursuant to the First Amended Smith Agreement.

     Pursuant to an amendment of the Smith Agreement dated January 1, 2002 (the "Second Amended Smith Agreement"), beginning January 1, 2002 the Consultant would be paid $10,000 per month through June 30, 2002 with no deferral and $20,000 per month thereafter of which the Consultant would defer $5,000 per month in consideration due to the Consultant under the Smith Agreement as set forth in the First Amended Smith Agreement. No consideration, contingent or otherwise, was or will be paid to the Consultant to induce the Consultant to enter into the Second

Amended Smith Agreement. No other terms or conditions of the Smith Agreement or First Amended Smith Agreement were amended pursuant to the Second Amended Smith Agreement.

     Pursuant to an employment agreement (the "Karwat Agreement") dated August 7, 2000, between Joseph Karwat ("Karwat") and the Company, Karwat will provide certain services to the Company in consideration of $12,500 per month on an "at will" basis. Under the Karwat Agreement, in the event of the termination of the Karwat Agreement by the Company other than for cause, including constructive dismissal, the Company would pay to Karwat a single lump sum severance payment of One Hundred and Fifty Thousand dollars ($150,000) (the "Severance Pay") and, in the event of the termination of Karwat by the Company, other than for cause, Thirty Seven Thousand Five Hundred dollars ($37,500) under a ninety (90) day notice requirement (the "Notice Pay").

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company is authorized to issue an unlimited number of common shares without par value ("Common Shares"), and 10,000,000 are Class A Preferred Shares (the "Class A Preferred Shares") without par value, and 20,000,000 Class B Preferred Shares (the "Class B Preferred Shares") without par value. As of December 31, 2001, 13,509,441 Common Shares and no Preferred Shares were issued and outstanding. As of February 28, 2002, 14,509,441 Common Shares and no Preferred Shares were issued and outstanding.

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

     The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Shares as of December 31, 2001 for, each of the Company's directors and executive officers individually, each person or group that the Company knows owns beneficially more than 5% of the Company's Common Shares, and all directors and executive officers as a group. Except as otherwise indicated, the Company believes the beneficial owners of the Common Shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

---------------------------------------------------------------------------------------------
Title of Class       Identity of                   Number of           Percentage of Class(1)
                     Persons or Group            Shares Owned
---------------------------------------------------------------------------------------------
Common Shares        J. Erik Mustad               1,830,800(2)                  13.6%(2)

Common Shares        Mark M. Smith                2,565,000(3)                  19.0%(3)

Common Shares        Stuart Rogers                   60,000(5)                - (4)

Common Shares        Trevor Gibbs                    10,000(6)                - (4)

Common Shares        Thomas Wharton                  10,000(6)                - (4)

Common Shares        Joseph Karwat                2,193,427(7)                  16.2%(7)

Common Shares        Officers and Directors,      6,669,227(8)                  49.4%(8)
                     as a group
---------------------------------------------------------------------------------------------
(1)  Based on the 13,509,441 shares outstanding as of December 31, 2001.
(2)  Includes  605,800  common  shares and vested  options to acquire  1,225,000 common shares of the Company  exercisable within sixty days of December 31,
     2001.
(3)  Includes vested options to acquire  2,565,000  common shares of the Company exercisable within sixty days of December 31, 2001.

(4)  Less than one percent (1%).
(5) Consists of vested options to acquire 60,000 common shares of the Company exercisable within sixty days of December 31, 2000.
(6) Consists of vested options to acquire 10,000 common shares of the Company exercisable within sixty days of December 31, 2000.
(7) Includes 1,668,427 common shares and vested options to acquire 525,000 common shares of the Company exercisable within sixty days of December 31, 2001. The Company terminated the employment of Mr. Karwat on January 29, 2002.
(8) Includes 2,274,227 common shares and vested options to acquire 4,395,000 common shares of the Company within sixty days of December 31, 2001.


     The following table sets forth information concerning the beneficial ownership of the Company's outstanding common shares as of February 28, 2002 for, each of the Company's directors and executive officers individually, each person or group that the Company knows owns beneficially more than 5% of the Company's common shares, and all directors and executive officers as a group. Except as otherwise indicated, the Company believes the beneficial owners of the common shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

---------------------------------------------------------------------------------------------
Title of Class       Identity of                   Number of           Percentage of Class(1)
                     Persons or Group            Shares Owned
---------------------------------------------------------------------------------------------
Common Shares        J. Erik Mustad               1,830,800(2)               12.6%(2)

Common Shares        Mark M. Smith                4,565,000(3)               31.5%(3)

Common Shares        Stuart Rogers                   85,000(5)                   - (4)

Common Shares        Trevor Gibbs                    35,000(6)                   - (4)

Common Shares        Thomas Wharton                  35,000(6)                   - (4)

Common Shares        Joseph Karwat                1,993,427(7)               13.7%(7)

Common Shares        Officers and Directors,      8,544,227(8)               36.0%(8)
                     as a group
---------------------------------------------------------------------------------------------
(1)  Based on the 14,509,441 shares outstanding as of February 28, 2002.
(2)  Includes  605,800  common  shares and vested  options to acquire  1,225,000 common shares of the Company  exercisable within sixty days of February 28,
     2002.
(3)  Includes  1,000,000  common  shares,  and 1,000,000  common share  purchase warrants,  and vested  options to acquire  2,565,000  common  shares of the
     Company exercisable within sixty days of February 28, 2002.
(4)  Less than one percent (1%).
(5)  Includes  vested  options to acquire  85,000  common  shares of the Company exercisable within sixty days of February 28, 2002.
(6)  Includes  vested  options to acquire  35,000  common  shares of the Company exercisable within sixty days of February 28, 2002.
(7)  Includes  1,668,427  common  shares and vested  options to acquire  325,000 common shares of the Company  exercisable within sixty days of February 28,
     2002.  The Company  terminated  the employment of Mr. Karwat on January 29,
     2002.
(8)  Includes  3,274,227  common  shares,  and 1,000,000  common share  purchase warrants,  and vested  options to acquire  4,270,000  common  shares of the
     Company exercisable within sixty days of February 28, 2002.


     There are no arrangements known to the Company that may, at a subsequent date, result in a change in control of the Company.

     The Company's common shares are issued in registered form. Based on the records of Pacific Corporate Trust Company, the Company's registrar and transfer agent, as of February 28, 2001, there were one seven hundred fifty (1,750) holders of record of the Company's common shares. Holders with United States addresses collectively held 8,243,928 common shares, or approximately fifty three and six-tenths percent (56.8%) of the Company's 14,509,441 issued and outstanding common shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except for (a) the transactions described below, (b) the ownership of the Company's securities, (c) the compensation described herein, and (d) advances to and by certain officers to or from the Company to cover expenses, all of which were reimbursed or repaid without interest, none of the directors, executive officers, holders of ten percent of the Company's outstanding Common Shares, or any associate or affiliate of such person, have, to the knowledge of the Company, had a material interest, direct or indirect, during the two fiscal years ended December 31, 2001 and 2000, in any transaction or proposed transaction which may materially affect the Company.

     On February 28, 2002 in consideration of $50,000, the Company issued 1,000,000 units to Mark Smith ("Smith"), one of our officers and directors (the "Smith Unit Private Placement"). Each unit consists of one Company common share and one non-transferable share purchase warrant which is exercisable to acquire one Company common share at a price of $0.05 per share until March 1, 2007. The common shares issued had a deemed price of $0.05. On February 25, 2002, the day that the transaction was approved by the board of directors of the Company, the closing price of the Company's common shares on the NASD OTCBB was $0.10.

     The securities issued in the Smith Unit Private Placement were issued to Smith in reliance upon an exemption from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

     The securities issued in the Smith Unit Private Placement and the cash consideration paid by Smith in the Smith Unit Private Placement are subject to the terms and conditions of an escrow agreement dated February 28, 2002 by and among the Company, Mark Smith, and J. Erik Mustad, one of our officers and one of our directors (the "Escrow Agreement"). Under the Escrow Agreement, J. Erik Mustad acts as escrow agent.

     Under the terms of the Escrow Agreement, the securities issued in the Smith Unit Private Placement are only to be released from an escrow maintained by Mr. Mustad upon the occurrence of one or more triggering events, which include the following:

     o The average of the closing bid and ask prices for the Company's common shares on the OTCBB or any other major stock exchange in the United States of America for any period of 30 consecutive calendar days is equal to or greater than $0.50; or
     o The Company has two consecutive fiscal quarters of positive earnings before interest, taxes, depreciation and amortization charges ("EBITDA"); or
     o The Company (or the board of directors approves) any contract or agreement that could reasonably be expected, in principle or intent or outcome, to result in a change of control of the Company; or
     o The Company enters into (or the board of directors approves) any contract or agreement that could reasonably be expected, in principle or intent or outcome, to result in a merger or consolidation of the Company with one or more corporations; or

     o The Company enters into (or the board of directors approves) any contract or agreement that could reasonably be expected, in principle or intent or outcome, to result in a sale or disposition of a majority of the assets of the Company or any of its subsidiaries; or

     o Smith is removed as President of the Company by the Company's Board of Directors; or

     o The board of directors, by the approval of a majority (including the affirmative vote of J. Erik Mustad if he is then a member of the Board but not including the vote of Smith), approves the release of the Shares and Warrants from the escrow.

     The Escrow Agreement also contains a redemption right in favor of Mr. Smith. Under certain conditions set forth in Section 2.3 and Section 2.4 of the Escrow Agreement, including but not limited to the bankruptcy of the Company, Mr. Smith has the right to require the Company redeem the securities by returning to Mr. Smith all of the cash consideration which he paid for the securities in connection with the Smith Unit Private Placement. In addition, the Escrow Agreement provides in Section 2.4 that in the event the triggering conditions discussed above do not occur and the securities are not released to Smith by August 1, 2003 then, in that event, the Company will be forced to pay Smith $50,000 in redemption of the securities. Under this provision, the Smith
Unit Private Placement could be effectively canceled. The Escrow Agreement expires on August 1, 2003.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          EXHIBIT INDEX

       Exhibit No.  Description
       -----------  -----------
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

       10.2(1) Form of BC Subscription Agreement for Private Placement, dated 1996, previously filed as Exhibit 3.2

       Exhibit No.  Description
       -----------  -----------

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

       10.17(1)     Incentive   Stock  Option   Agreement  by  and  between  USV
                    Telemanagement Inc. and J. Erik Mustad, dated February 17, 1999, previously filed as Exhibit 3.17

       Exhibit No.  Description
       -----------  -----------
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

       Exhibit No.  Description
       -----------  -----------
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

       10.52(9)     Employment  Agreement with Erik Mustad Employment dated June
                    2001

       10.53(9)     Lease Agreement  related  Watergate  Property dated June 28,
                    2001

       10.54        Non-Transferable  Share  Purchase  Warrant issued to Mark M.
                    Smith by E*Comnetrix Inc. dated February 25, 2002.

       Exhibit No.  Description
       -----------  -----------

       10.55 Subscription Agreement by and between E*Comnetrix Inc. and Mark Smith dated effective as of February 25, 2002.

       10.56 Escrow Agreement by and among E*Comnetrix Inc., Mark Smith, and J. Erik Mustad made as of March 1, 2002.

       21.1         List of Subsidiaries

       23.1

----------------------
(1)  Previously filed on Form 20-F dated April 20, 1999.
(2) Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
(3)  Previously filed on Form 20-F/A dated June 4, 1999.
(4)  Previously filed on Form S-8 dated September 8, 1999.
(5)  Previously filed on Form S-8 dated May 31, 2000.
(6)  Previously filed on Form 20-F dated June 12, 2000.
(7)  Previously filed on Form S-8 dated November 16, 2000.
(8)  Previously filed on Form 10-KSB dated May 8, 2001.
(9)  Previously filed on Form 10-QSB dated August 14, 2001.

     (b) Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the fourth fiscal quarter ended December 31, 2001.

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

Consolidated Balance Sheets .......................................F-3

Consolidated Statements of Operations and Deficit  ................F-4

Consolidated Statements of Cash Flows .............................F-5

Notes to the Consolidated Financial Statements ....................F-6

INDEPENDENT AUDITORS' REPORT

The Board of Directors
E*Comnetrix Inc.


We have audited the accompanying consolidated balance sheets of E*Comnetrix Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E*Comnetrix Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ KPMG LLP
KPMG LLP (signed)



Chartered Accountants

Vancouver, Canada

February 28, 2002

E*COMNETRIX INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2001 and 2000


==============================================================================================
                                                                  2001                 2000
----------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                  $   367,868          $   825,859
  Accounts receivables, less allowance for doubtful
   accounts of $35,522 in 2001 and $58,901 in 2000               824,661              924,197
  Prepaid expenses                                                 9,223               79,465
----------------------------------------------------------------------------------------------
  Total current assets                                         1,201,752            1,829,521

Equipment (note 4)                                               409,202              235,778

Other assets (note 5)                                             40,982                7,765

Goodwill (net accumulated amortization and write-down
  of $1,476,914; 2000 - $63,464) (note 6)                        600,000            1,971,515
----------------------------------------------------------------------------------------------

Total assets                                                 $ 2,251,936          $ 4,044,579
----------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                           $   336,534          $   440,501
  Payroll accrued liabilities                                     35,000                    -
  Commissions payable                                             25,000               21,209
  Telecom taxes payable                                           46,294               38,973
  Current portion of obligation under capital
    lease (note 7)                                                 6,086                    -
----------------------------------------------------------------------------------------------
  Total current liabilities                                      448,914              500,683

Obligation under capital lease (note 7)                           34,029                    -

Minority interest (note 6)                                             -               20,276

Stockholders' equity:
  Capital stock (note 9)                                       6,458,658            6,125,514
  Additional paid-in capital (note 9)                            149,081              143,381
  Accumulated deficit                                         (4,838,746)          (2,745,275)
----------------------------------------------------------------------------------------------
  Total stockholders' equity                                   1,768,993            3,523,620
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                   $ 2,251,936          $ 4,044,579
==============================================================================================


Future operations and going concern (note 2)
Related party transactions (note 10)
Contingency (note 11)
Subsequent event (note 14)


See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended December 31, 2001 and 2000


==============================================================================================
                                                                  2001                 2000
----------------------------------------------------------------------------------------------
Revenue                                                      $ 5,802,426          $ 5,293,937
Cost of goods sold:
  Transmissions and services                                   2,531,346            2,717,176
  Commissions                                                    347,495              274,283
  Other                                                          191,208              172,141
----------------------------------------------------------------------------------------------
                                                               3,070,049            3,163,600
----------------------------------------------------------------------------------------------
Gross Margin                                                   2,732,377            2,130,337

Expenses:
  Salaries and benefits                                        1,980,238            1,065,081
  Contracting and consulting services                            361,030              536,855
  Amortization                                                   341,429              121,389
  Rent                                                           222,042              150,907
  Bad debts                                                      168,144               34,589
  Advertising and promotion                                      150,439               82,098
  Legal and accounting                                           149,736              189,881
  Telephone                                                       86,016               37,031
  Office supplies and sundry                                      62,425               75,876
  Travel and entertainment                                        57,857               70,937
  Insurance                                                       44,705               38,985
  Dues and subscriptions                                          19,657               23,351
  Bank charges                                                     8,930                8,443
  Miscellaneous                                                    5,603               36,831
  Postage and freight                                              5,256                4,339
  State franchise tax                                              2,852                4,473
  Professional development seminars                                    -               11,464
  Write-down of goodwill (note 3 (d) and 6)                    1,195,161                    -
----------------------------------------------------------------------------------------------
                                                               4,861,520            2,492,530
----------------------------------------------------------------------------------------------
Loss before undernoted                                        (2,129,143)            (362,193)

Other income (expense):
  Interest income                                                 24,861               46,921
  Interest expense                                                (6,367)                 (11)
  Other                                                            4,306               25,039
----------------------------------------------------------------------------------------------
                                                                  22,800               71,949
----------------------------------------------------------------------------------------------
Loss before income taxes and minority interest                (2,106,343)            (290,244)

Income taxes (note 8)                                              2,400                1,919
----------------------------------------------------------------------------------------------
Loss before minority interest                                 (2,108,743)            (292,163)

Minority interest (note 6)                                        15,272               26,597
----------------------------------------------------------------------------------------------
Loss for the year                                             (2,093,471)            (265,566)

Accumulated deficit, beginning of year                        (2,745,275)          (2,479,709)
----------------------------------------------------------------------------------------------
Accumulated deficit, end of year                             $(4,838,746)         $(2,745,275)
----------------------------------------------------------------------------------------------
Loss per share - basic and diluted                           $     (0.16)         $     (0.03)

Weighted average number of shares outstanding                 13,150,308           10,424,302
==============================================================================================


See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended December 31, 2001 and 2000



==============================================================================================
                                                                  2001                 2000
----------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
  Loss for the year                                          $(2,093,471)         $  (265,566)
  Items not involving cash:
    Amortization                                                 341,429              121,389
    Minority interest                                            (15,272)             (26,597)
    Write-down of goodwill                                     1,195,161                    -
  Change in non-cash operating working capital:
    Accounts receivable                                           99,536              267,082
    Prepaid expenses                                              70,242               (6,740)
    Accounts payable                                            (103,967)             (83,849)
    Payroll accrued liabilities                                   35,000               (7,399)
    Commissions payable                                            3,791              (42,857)
    Telecom taxes payable                                          7,321              (26,330)
  --------------------------------------------------------------------------------------------
  Cash flows used in operating activities                       (460,230)             (70,867)

Investments:
  Cash of subsidiary at acquisition date                               -               67,325
  Purchase of equipment                                         (247,317)             (10,613)
  Acquisition of subsidiary                                       88,573                    -
  Other assets                                                   (33,217)               6,968
  --------------------------------------------------------------------------------------------
  Cash flows provided by (used in) investing
    activities                                                  (191,961)              63,680

Financing:
  Issuance of common shares for cash                             200,000              264,627
  Capital lease obligation payments                               (5,800)                   -
  --------------------------------------------------------------------------------------------
  Cash flows provided by financing activities                    194,200              264,627
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                              (457,991)             257,440

Cash and cash equivalents, beginning of year                     825,859              568,419
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                       $   367,868          $   825,859
----------------------------------------------------------------------------------------------
Supplementary information:
  Interest received                                          $    24,861          $    46,921
  Interest paid                                                    6,367                   11
  Income taxes paid                                                2,400                1,919
  Non-cash transactions:
    Acquisition of equipment under capital lease                  45,915                    -
    Value assigned to common shares issued
      on acquisition of EDI (note 6)                             172,844            2,324,610
    Value assigned to stock purchase options
      issued on acquisition of EDI                                     -              143,381
    Value assigned to performance escrow
      stock returned to treasury (note 9(b)(ii))                   5,700                    -
    Value assigned to Perell escrow
      stock returned to treasury (note 9(b)(iii))                 34,000                    -
==============================================================================================


See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================

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

     ==========================================================================
     Wholly owned operating subsidiaries at December 31, 2001:
        Moving Bytes, Inc. ("MBI") (formerly Moving Bytes Broadband
          Corporation ("MBB"))

     Wholly owned subsidiaries that operated during fiscal 2001:
        Exstream Data, Inc. ("EDI")
        Layer 427, Inc. ("L427")
        USV Telemanagement Inc. ("USVT")
     ==========================================================================

     On March 31, 2001, the Company merged USVT and MBB, with MBB remaining as the surviving company.

     On August 20, 2001 the Company renamed Moving Bytes Broadband Corporation ("MBB") to Moving Bytes, Inc. ("MBI").

     On September 30, 2001 the Company wound up and dissolved L427.

     On September 30, 2001 the Company merged EDI and MBI, with MBI remaining as the surviving company.

     All material intercompany balances and transactions have been eliminated.


2.   Future operations:

     These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company incurred net losses of $2,093,471 and $265,566 in 2001 and 2000 respectively. The Company also used cash to fund operations of $460,230 and $70,867 in 2001 and 2000, respectively. The Company acquired its electronic media services business in September 2000 in order to expand the Company's operations solely from telecommunications services to include electronic document delivery and electronic marketing solutions. During the year ended December 31, 2001, the Company focused on integrating the electronic media services business into the Company and on expanding the Company's technology and infrastructure to position the Company for future growth.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


2.   Future operations and going concern (continued):

     Management is projecting that the investments made in 2001 will result in future revenue growth and the return to profitability in fiscal 2002. Management is also projecting that the Company's cash at December 31, 2001 of $367,868 is sufficient, when taken in combination with projected operating cash flow, to fund its operations and any investments required in fiscal 2002, although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for additional acquisitions or investments in equipment and technology. If external financings become required, there can be no assurance that funds will be available on an economic basis to the Company.

     The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company's ability to increase its revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations.

     These financial statements do not reflect any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of operations.


3.   Significant accounting policies:

     (a)  Cash and cash equivalents:

          Cash and cash equivalents are represented by highly liquid investments having terms to maturity of 90 days or less when acquired.

     (b)  Equipment:

          Equipment   is  stated  at  cost.   Amortization   is  provided  on  a
          straight-line basis over the following estimated useful lives:

         --------------------------------------------------------------
         Asset                                                   Years
         --------------------------------------------------------------

         Furniture and fixtures                                    7
         Computer and office equipment                             5
         Test and other equipment                                  7
         Equipment under capital lease                             5
         Leasehold improvements                                    5
         --------------------------------------------------------------

     (c)  Goodwill:

          The excess of the purchase price paid for the acquisition of EDI over the fair value of the net identifiable assets acquired has been recorded as goodwill. It is being amortized over ten years using the straight-line method.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


3.   Significant accounting policies (continued):

     (d) Impairment of long-lived assets and long-lived assets to be disposed of:

          The Company accounts for long-lived assets, which includes equipment and goodwill, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          At December 31, 2001, the Company reviewed the carrying value of goodwill acquired on acquisition of EDI. The review was initiated as monthly revenues from EDI reduced throughout 2001 and the Company's share price declined significantly in 2001 and indicated that the value of the Company's net assets had also declined. The Company wrote-down the goodwill by $1,195,161 to its estimated fair market value of $600,000. The fair market value estimate was based on two sources of evidence - the fair market value of the Company's net assets as estimated by the market capitalization of the Company using trading prices at December 31, 2001; and the estimated discounted cash flows from the electronic document delivery business.

     (e)  Revenue recognition:

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

     (f)  Income taxes:

          The Company follows the asset and liability method for accounting for income taxes. Under this method, deferred income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences) and loss carry forwards. Deferred tax assets and liabilities are measured using substantively enacted or enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is included in income in the period that includes the substantive enactment date. Deferred income tax assets are evaluated and if realization is not considered "more likely than not", a valuation allowance is provided.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


3.   Significant accounting policies (continued):

     (g)  Net earnings (loss) per share:

          Net earnings (loss) per share has been calculated using the weighted average number of shares outstanding during the year. The performance escrow shares (note 9(b)(ii)) and the Perell lawsuit escrow shares (note 9(b)(iii)) have been excluded from the weighted average number of shares outstanding. Such shares will be included in the per share calculations from the date that all necessary conditions for their release from escrow have been satisfied.

          Dilutive loss per share for the year is the same as basic loss per share due to the loss for all periods presented. The following securities could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented:

         =======================================================================
                                                           2001           2000
         -----------------------------------------------------------------------
         Warrants (note 9(b)(i))                        200,000              -
         Escrow Shares (note 9(b)(ii) and (iii))              -      2,150,000
         Options (note 9(c))                          5,481,300      4,725,890
         =======================================================================


     (h)  Foreign currency translation:

          The functional currency of the Company and its subsidiary is considered to be the U.S. dollar as substantially all operating, financing and investing transactions are made in that currency. Accordingly, monetary assets and liabilities and non-monetary items carried at market values which are denominated in Canadian dollars, have been translated into U.S. dollars using exchange rates in effect at the balance sheet date. Statement of operations items are translated at weighted average exchange rates. Exchange gains or losses are included in the determination of net earnings (loss) for the year.

     (i)  Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring the use of management estimates relate to the determination of collectibility of accounts receivable, recoverability of equipment and goodwill and rates for amortization.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


3.   Significant accounting policies (continued):

     (j)  Stock-based compensation plans:

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its employee stock options plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Repriced options granted to employees (note 9(c)) are accounted for by the variable method, whereby the intrinsic value is remeasured at each reporting date, with any increase in intrinsic value charged against income, until such time as the repriced options are exercised, expire or are otherwise forfeited. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants (note 9(c)). Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

     (k)  Performance escrow shares:

          The performance escrow shares are treated as a compensatory arrangement. Compensation expense will be recognized in the statement of operations equal to the fair value of the shares released to a shareholder that provides services as an officer, director, employee, consultant or contractor. No compensation expense has been recorded for the years presented relating to performance escrow shares as none of the performance conditions were satisfied prior to their cancellation (see note 9(b)(ii)).

     (l)  Recently adopted accounting standards:

          During 2001, the Financial Accounting Standards Board has issued four new pronouncements:

          o Statement 141, "Business Combinations", requires the purchase method of accounting for all business combinations and applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

          o Statement 142, "Goodwill and Other Intangible Assets", requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.

          o Statement 143, "Accounting for Asset Retirement Obligations", requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


     (l)  Recently adopted accounting standards (continued):

          o    Statement  144,  "Accounting  for the  Impairment  or Disposal of
               Long-lived Assets", provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001.

          The adoption of Statements 141, 143 and 144 will not effect the current consolidated financial statements or historically reported results of operations. The adoption of Statement 142 will result in the cessation of goodwill amortization which, in 2001, was $218,289 (excluding the goodwill write-down).


4.   Equipment:

     ======================================================================================
                                                              Accumulated        Net book
     2001                                        Cost        amortization          value
     --------------------------------------------------------------------------------------
     Furniture and fixtures               $    73,421        $   21,478         $   51,943
     Computer and office equipment            512,970           253,051            259,919
     Test and other equipment                  18,625             1,776             16,849
     Equipment under capital lease             45,914             5,356             40,558
     Leasehold improvements                    44,370             4,437             39,933
     --------------------------------------------------------------------------------------
                                          $   695,300        $  286,098         $  409,202
     ======================================================================================

     ======================================================================================
                                                              Accumulated        Net book
     2001                                        Cost        amortization          value
     --------------------------------------------------------------------------------------
     Furniture and fixtures               $    28,837        $   14,563         $   14,274
     Computer and office equipment            369,154           147,675            221,479
     Test and other equipment                     690               665                 25
     --------------------------------------------------------------------------------------
                                          $   398,681        $  162,903         $  235,778
     ======================================================================================

     Amortization   expense  for  the  year  is   $117,018   (2000  -  $53,759).
     Amortization of property under capital leases of $6,122 (2000 - nil) is included in amortization expense.


5.   Other assets:

     ===========================================================================
                                                    2001                2000
     ---------------------------------------------------------------------------
     Deposits                                 $    40,982          $     6,980
     Other                                              -                  785
     ---------------------------------------------------------------------------
                                              $    40,982          $     7,765
     ===========================================================================

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


6.   Acquisition of Exstream Data Inc.:

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

     On January 19, 2001, the Company issued 291,128 common shares in exchange for 9.72% of the common capital stock of EDI, bringing the Company's interest in EDI to 100%. As consideration, the Company issued 291,128 common shares of the Company with a fair value of $172,844. No commissions were paid in connection with this issuance of Company common shares. The Company common shares were issued in a private transaction to certain shareholders of EDI in reliance upon an exemption available under Section 4(2) of the Securities Act of 1933, as amended.

     This acquisition has been accounted for using the purchase method and is summarized as follows:

     ===========================================================================
     Net assets acquired:
         Current assets, including cash of $67,325                $   490,811
         Equipment                                                    231,828
         Goodwill                                                   2,032,691
     ---------------------------------------------------------------------------
                                                                    2,755,330
     Liabilities assumed:
         Current liabilities                                          114,495
     ---------------------------------------------------------------------------
                                                                  $ 2,640,835
     ---------------------------------------------------------------------------
     Consideration:
         Common shares                                            $ 2,497,454
         Stock options recorded as additional paid-in capital         143,381
     ---------------------------------------------------------------------------
                                                                  $ 2,640,835
     ===========================================================================

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


6.   Acquisition of Exstream Data Inc. (continued):

     A summarized unaudited pro forma statement of operations of the Company assuming the 100% acquisition of EDI had occurred on January 1, 2001 and 2000 financed by a common share issuance of $2,497,454 and stock options with a fair value of $143,381, is as follows:

     ==================================================================================================
                                                                                   2001           2000
     --------------------------------------------------------------------------------------------------
     Sales                                                                  $ 5,802,426    $ 6,607,583
     Cost of sales                                                            3,070,049      3,505,045
     --------------------------------------------------------------------------------------------------
                                                                              2,732,377      3,102,538

     Operating expenses (including write-down of goodwill of $1,195,161)      4,861,520      3,763,408
     --------------------------------------------------------------------------------------------------
     Loss before undernoted                                                   2,129,143        660,870

     Other income (expense):
         Interest income                                                         24,861         47,119
         Interest expense                                                        (6,367)        (8,957)
         Other                                                                    4,306         28,873
     --------------------------------------------------------------------------------------------------
                                                                                 22,800         67,035
     --------------------------------------------------------------------------------------------------
     Loss before income taxes                                                 2,106,343        593,835

     Provision for income tax expense                                             2,400         22,637
     -------------------------------------------------------------------------------------------------
     Loss for the year                                                      $ 2,108,743    $   616,472
     ==================================================================================================


7.   Obligation under capital lease:

     =========================================================================
     Year ending December 31:
     2002                                                           $  14,163
     2003                                                              14,163
     2004                                                              14,163
     2005                                                              14,163
     2006                                                               5,902
     -------------------------------------------------------------------------
     Total minimum lease payments                                      62,554
     Amount representing interest at 19.33%                            22,439
     -------------------------------------------------------------------------
     Present value of net minimum capital lease payments               40,115
     Current portion of obligation under capital lease                  6,086
     -------------------------------------------------------------------------
                                                                    $  34,029
     =========================================================================

     Interest of $5,268 (2000 - nil) relating to capital lease obligations has been included in interest expense.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


8.   Income taxes:

     Income tax expense (recovery) attributable to earnings (loss) from operations differs from the amounts computed by applying the Canadian Federal tax rate of approximately 29% to earnings (loss) before income taxes as a result of the following:

     ===========================================================================
                                                            2001           2000
     ---------------------------------------------------------------------------
     At statutory rates                              $  (607,107)    $  (84,727)
     Losses and other timing differences
       not tax affected                                  607,107         84,727
     State income tax paid                                 2,400          1,919
     ---------------------------------------------------------------------------
                                                     $     2,400     $    1,919
     ===========================================================================


     The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities are as follows:

     ==========================================================================
                                                            2001          2000
     --------------------------------------------------------------------------
     Deferred tax assets:
         Losses carry forward                        $ 1,440,777    $  770,000

     Deferred tax liabilities:
         Accounting amortization in excess of cost        21,000        21,000
     ---------------------------------------------------------------------------
     Total gross deferred tax assets and liabilities   1,419,777       749,000
     Valuation allowance                              (1,419,777)      (749,000)
     ---------------------------------------------------------------------------
     Net deferred tax asset                          $         -   $         -
     ==========================================================================

     In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance equal to the net deferred tax asset balance has been recorded, as the realization of such losses at the balance sheet dates during the carry forward period cannot be considered to be more likely than not.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


8.   Income taxes (continued):

     The Company and its subsidiary have the following non-capital losses available to reduce future taxable income, expiring as follows:

     =========================================================================
     Losses of Canadian parent (stated in U.S. dollars):
         2003                                                     $   152,342
         2004                                                          57,526
         2005                                                          82,791
         2006                                                          92,205
         2007                                                         580,342
     -------------------------------------------------------------------------
                                                                      965,206
     Losses of U.S. operating subsidiary:
         2009                                                         216,688
         2010                                                         669,021
         2011                                                         777,081
         2012                                                         116,722
         2015                                                         133,480
         2016                                                       2,090,000
     -------------------------------------------------------------------------
                                                                    4,002,992
     -------------------------------------------------------------------------
     Total losses                                                 $ 4,968,198
     =========================================================================


9.   Capital stock:

     (a)  Authorized:

          Unlimited number of common stock, no par value.

          10,000,000 class A preferred stock, no par value. No class A preferred shares have been issued as of December 31, 2001.

          20,000,000 class B preferred shares, with no par value. No class B preferred shares have been issued as of December 31, 2001.

     (b)  Issued and fully paid common shares:

          =================================================================================================
                                                                Number of         Common         Additional
                                                            common shares   share amount    paid-in capital
         --------------------------------------------------------------------------------------------------
         Balance, December 31, 1999                             9,974,277      3,536,277                -

         Issued for cash on exercise of stock purchase
           options (note 9(c))                                    925,000        264,627                -
         Issued to acquire 90.28% interest in EDI (note 6)      2,703,036      2,324,610                -
         Value assigned to options issued in
           conjunction with acquisition of 90.28%
           interest in EDI (note 6)                                     -              -          143,381
         --------------------------------------------------------------------------------------------------
         Balance, December 31, 2000, carried forward           13,602,313      6,125,514          143,381
          =================================================================================================

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


9.   Capital stock (continued):

          =================================================================================================
                                                                Number of         Common         Additional
                                                            common shares   share amount    paid-in capital
         --------------------------------------------------------------------------------------------------
         Balance, December 31, 2000, brought forward           13,602,313      6,125,514          143,381

         Issued for cash on private placement
           (note 9(b)(i))                                         400,000        200,000                -
         Performance escrow stock returned to
           treasury (note 9(b)(ii))                              (750,000)        (5,700)           5,700
         Issued to acquire 9.72% interest in EDI (note 6)         291,128        172,844                -
         Stock returned to treasury on settlement
           of Perell lawsuit (note 9(b)(iii))                     (34,000)       (34,000)               -
         --------------------------------------------------------------------------------------------------
         Balance, December 31, 2001                            13,509,441    $ 6,458,658        $ 149,081
          =================================================================================================

          (i)  Private placement:

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

          (ii) Performance escrow shares:

               The issued shares at December 31, 1999 and 2000 included 750,000 performance escrow shares. On November 7, 2000, the officers and directors voluntarily terminated the escrow agreement with the Company and returned the performance escrow shares to treasury on January 5, 2001. The Company terminated the shares reducing capital stock and increasing additional paid in capital by $5,700.

          (iii) Perell Lawsuit Escrow shares:

               As a contingency to closing the EDI acquisition, the Company and certain shareholders of EDI entered into an escrow agreement (the "Perell Lawsuit Escrow Agreement") established to mitigate both the costs and outcome of a shareholder ("Perell") lawsuit against EDI (the "Perell Lawsuit"). Under the terms of the Perell Lawsuit Escrow Agreement, 1,400,000 common shares of the Company issued as part of the acquisition of EDI were put into escrow (the "Escrowed Shares").

               On January 19, 2001, the Company, Perell and certain other parties entered into a Share Exchange Agreement pursuant to which the Company purchased from Perell 56,053 shares of the common stock of EDI in exchange for 291,128 restricted common shares of the Company, bringing the Company's ownership of EDI's common stock to 100%.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


9.   Capital stock (continued):

     (b)  Issued and fully paid common shares (continued):

          (iii) Perell Lawsuit Escrow shares (continued):

               On March 13, 2001, the Perell Lawsuit Escrow Agreement was terminated under its terms. As a result, the Company received 34,000 common shares of its common stock in recovery of certain legal expenses incurred to defend the Perell Lawsuit. The 34,000 shares were returned to treasury on March 22, 2001 at a deemed value of $1.00 per share and a $34,000 expense recovery was applied against legal expenses. The remaining Escrowed Shares were returned to the beneficial holders of the Escrowed Shares.

     (c)  Stock options:

          The Company has a stock option plan, which allows the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The stock options expire at various dates ranging from February 28, 2002 to June 29, 2005 and vest according to the terms of the Company's stock option plan as may be amended by the individual stock option agreements.

          The following summarizes changes in stock options for the last two reporting periods:

         =====================================================================================
                                                             2001                        2000
                                           ----------------------       ----------------------
                                                         Weighted                    Weighted
                                                          average                     average
                                           Shares  exercise price       Shares exercise price
         -------------------------------------------------------------------------------------
         Outstanding,
           beginning
           of year                      4,725,890         $  1.00    1,075,000       $  0. 32
         Granted                        1,352,475            0.25    4,674,515           1.02
         Exercised                              -               -     (925,000)          0.29
         Forfeited                       (597,065)           0.59      (98,625)          1.34
         -------------------------------------------------------------------------------------
         Outstanding,
           end of year                  5,481,300         $  0.26    4,725,890        $  1.00
         =====================================================================================

          The following summarizes the repricing of options during the year. The above weighted average exercise prices reflect the revised exercise prices.

          ======================================================================
                 Number                       Initial              Net exercise
              of shares                exercise price                     price
          ----------------------------------------------------------------------
              1,050,000                      $ 4.4375                    $ 0.25
                200,000                        6.0625                      0.25
                750,000                        7.0000                      0.25
                 25,000                        5.0000                      0.25
                 10,000                        3.0000                      0.25
              2,573,700                        1.0000                      0.25
                408,600                        0.5000                      0.25
          ----------------------------------------------------------------------
              5,017,300
          ======================================================================

          On February 25, 2002 a total of 4,510,100 outstanding options were repriced to $0.10.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


9.   Capital stock (continued):

     (d)  Options:

          The Company has the following stock purchase options outstanding and vested at December 31, 2001:

         =======================================================================================
                                            Number               Price                   Expiry
         ---------------------------------------------------------------------------------------
         Officer/director                   200,000          $    0.25         February 8, 2002
         Directors                           30,000               0.25            June 20, 2002
         Employees                           20,000               0.25            June 26, 2002
         Employees                            5,250               0.25            June 29, 2002
         Employees                          100,000               0.25            July 31, 2002
         Officers/directors                 200,000               0.25       September 15, 2002
         Officers/directors/employees       550,000               0.25         January 25, 2003
         Employees                           25,000               0.25            April 1, 2003
         Directors                           10,000               0.25           April 19, 2003
         Employees                          150,000               0.25        September 3, 2003
         Employees                          100,000               0.25       September 18, 2003
         Employees                          167,200               0.25         January 16, 2004
         Employees                           20,000               0.25           March 14, 2004
         Employees                          175,000               0.25             May 24, 2004
         Employees                          213,600               0.25        September 13,2004
         Officers/directors               1,000,000               0.25       September 29, 2004
         Officer/director                   500,000               0.25         January 25, 2005
         Officer/director                   750,000               0.25            March 9, 2005
         Officer/director                   875,000               0.25            June 26, 2005
         Employees                           26,250               0.25            June 29, 2005
         Employees                          364,000               0.25         December 6, 2005
         ---------------------------------------------------------------------------------------
         Total                            5,481,300          $    0.25
         =======================================================================================

          In October, 2001, the Company's Board of Directors approved a stock option repricing program. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.50 per share, for repriced stock options to purchase the same number of shares at an exercise price of $0.25 per share. At that date, the new exercise price exceeded the market price of the Company's common shares. Each repriced stock option has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 4,937,300 common shares were repriced on October 24, 2001 and options to purchase a total of 80,000 common shares were repriced on October 25, 2001.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


9.   Capital stock (continued):

     (e)  Stock-based compensation:

          As discussed in note 3(j), the Company applies the intrinsic value principles of APB Opinion No. 25 in accounting for the Plan. Based on the market price of the Company's common stock at December 31, 2001, no variable plan compensation expense is required to be recorded in 2001 for repriced options. As all other options are granted having exercise prices based on the market price at the date of the grant, no compensation cost has been recognized for stock options granted in these financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below. If the fair value method had been used compensation for stock options granted to directors, officers and employees of $260,403 (2000 - 9,136,165) would have been recorded, reducing net earnings or increasing the reported loss by such amount. Accordingly, the pro forma loss and loss per share for the years presented would be $2,353,874 (2000 - $9,401,731) and $0.18
          (2000 - $0.90), respectively.

          The fair value of employee options granted during the year was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.00% (2000 - 6.26%) no annual dividends; expected lives equal to one-half the option lives; and volatility ranging from 221% to 252% (2000 - 360%).


10.  Related party transactions:

     (a) During the year, the Company paid consulting fees of $185,000 (2000 - $235,000) to a company controlled by a director of the Company.

     (b) On June 1, 2001, the Company entered into an amendment (the "Consulting Agreement Amendment") to the consulting services agreement (the "Consulting Agreement") effective of June 1, 2000, between
          Interven Capital Corporation ("Interven"), Mark M. Smith ("Smith") (Interven and Smith are referred to collectively as the "Consultant") pursuant to which beginning June 1, 2001 the Consultant would defer $5,000 per month in consideration due to the Consultant under the Consulting Agreement. Payment of deferred amounts to Consultant would be made upon the occurrence of certain future events. No consideration, contingent or otherwise, was or will be paid to the Consultant to induce the Consultant to enter into the Consulting
          Agreement Amendment. No other terms or conditions of the Consulting Agreement were amended pursuant to the Consulting Agreement Amendment.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


11.  Commitments and contingencies:

     (a)  Lease commitments:

          At December 31, 2001, the Company is committed under operating leases for office premises. Minimum lease payments are as follows:

         --------------------------------------------------------------
         2002                                             $    142,483
         2003                                                  146,773
         2004                                                  151,123
         2005                                                  155,709
         2006                                                   76,085
         --------------------------------------------------------------

     (b)  Bad debt expense:

          During the year, the Company wrote off $119,313 plus accrued interest of $1,790 for a total of $121,103 for non-payment of amounts due from a single customer, Prime T.V.

          In May 2001, the Company filed a complaint in the Superior Court of the State of California in the county of Alameda against Prime T.Vf., LLC, Gatelinx Corporation, Gatelinx Financial Corporation, Gatelinx Solutions Corporation and Thomas O'Hanlon (jointly and severally "Prime T.V.") alleging that Prime T.V. committed breach of contract, fraud and intentional tort associated with the non-payment of $119,313 in services provided to Prime T.V. by EDI during March and April 2001. The complaint seeks relief of $144,313 plus additional sums plus interest accrued thereon and attorney fees.

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

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


12.  Financial instruments:

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


13.  Segmented information:

     The Company operates two business segments:

     (a) the purchase of telecommunication transmission time and digital subscriber access in bulk, on a wholesale basis from third party carriers, and reselling of time and access to end users, primarily businesses, at competitive resale prices; and

     (b)  electronic document delivery and electronic marketing solutions.

          Operating information related to the Company's material operating segments are as follows:

         ================================================================================================
                                                                             Electronic
                                   Telecommunication                              media
         2001                               services       Corporate           services            Total
         ------------------------------------------------------------------------------------------------
         Revenue                      $    4,264,570      $        -      $   1,537,856      $ 5,802,426
         Gross margin                      1,645,401               -          1,086,976        2,732,377
         Amortization                         31,103               -            310,326          341,429
         Segment assets                      665,813         367,868          1,218,255        2,251,936
         Expenditures for segment
           equipment                          75,242               -            172,075          247,317
         ================================================================================================


         ================================================================================================
                                                                             Electronic
                                   Telecommunication                              media
         2000                               services       Corporate           services (i)        Total
         ------------------------------------------------------------------------------------------------
         Revenue                      $    4,796,197      $   38,667      $     459,073      $ 5,293,937
         Gross margin                      1,768,849          38,667            322,821        2,130,337
         Amortization                         23,037               -             98,352          121,389
         Segment assets                    1,091,457         513,460          2,439,662        4,044,579
         Expenditures for segment
           equipment                           7,740               -              2,873           10,613
         ================================================================================================
         (i)  from date of acquisition on September 15, 2000.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999
================================================================================


13.  Segmented information (continued):

     The Company operates primarily in the United States through MBI, its U.S. subsidiary. All of the Company's revenues are generated in the United States. The following table sets out the location of the Company's assets for the years presented:

     -------------------------------------------------------------------------
                          United States           Canada         Consolidated
     -------------------------------------------------------------------------
     2001              $    1,884,068          $  367,868       $    2,251,936
     2000                   3,532,558             512,021            4,044,579
     -------------------------------------------------------------------------


14.  Subsequent event:

     On February 25, 2002, the Board of Directors approved a private placement to one of the directors. The terms of the private placement are that the Company would issue 1,000,000 common shares at $0.05 per share and issue warrants to purchase up to an additional 1,000,000 common shares at $0.05 per share which are exercisable until March 1, 2007. These shares and warrants will be held in escrow and released only in the event of certain events or conditions, specified by the escrow agreement. This private placement closed on February 28, 2002.

     The Company also granted 229,020 options to employees and directors at $0.10 per share on February 25, 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    E*COMNETRIX INC.



Date:  March 27, 2002               /s/ Mark Smith
                                    ------------------------------------------
                                    Mark M. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                       Title                            Date


/s/ Mark M. Smith               President and Director           March 27, 2001
-------------------------       (principal executive officer)
Mark M. Smith


/s/ Mark M. Smith               Chief Financial Officer          March 27, 2001
-------------------------       (principal financing officer)
Mark M. Smith


/s/ Stuart Rogers               Director                         March 27, 2001
-------------------------
Stuart Rogers


/s/ Trevor Gibbs                Director                         March 27, 2001
-------------------------
Trevor Gibbs


/s/ Thomas Wharton              Director                         March 27, 2001
-------------------------
Thomas Wharton

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------
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

Exhibit No.  Description
-----------  -----------
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

10.27(5) Incentive Stock Option Agreement with Trevor Gibbs dated April 19, 2000, previously filed as Exhibit 4.8

10.28(5) Incentive Stock Option Agreement with Thomas Wharton dated April 19, 2000, previously filed as Exhibit 4.9

Exhibit No.  Description
-----------  -----------
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

10.52(9)     Employment  Agreement with Erik Mustad Employment dated June
             2001

Exhibit No.  Description
-----------  -----------
10.53(9)     Lease Agreement  related  Watergate  Property dated June 28,
             2001

10.54        Non-Transferable  Share  Purchase  Warrant issued to Mark M.
             Smith by E*Comnetrix Inc. dated February 25, 2002.

10.55 Subscription Agreement by and between E*Comnetrix Inc. and Mark Smith dated effective as of February 25, 2002.

10.56 Escrow Agreement by and among E*Comnetrix Inc., Mark Smith, and J. Erik Mustad made as of March 1, 2002.

21.1         List of Subsidiaries

23.1
----------------------
(1)  Previously filed on Form 20-F dated April 20, 1999.
(2) Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
(3)  Previously filed on Form 20-F/A dated June 4, 1999.
(4)  Previously filed on Form S-8 dated September 8, 1999.
(5)  Previously filed on Form S-8 dated May 31, 2000.
(6)  Previously filed on Form 20-F dated June 12, 2000.
(7)  Previously filed on Form S-8 dated November 16, 2000.
(8)  Previously filed on Form 10-KSB dated May 8, 2001.
(9)  Previously filed on Form 10-QSB dated August 14, 2001.