Form 10QSB
period 2002-03-31
E COMNETRIX INC
filed 2002-05-14
CIK 1085104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ________

                         Commission File Number: 0-30058

                                E*COMNETRIX INC.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Canada                                       Not  applicable.
(State or Other Jurisdiction                 (IRS Employer Identification No.)
    of Incorporation)


          2000 Powell Street, Suite 1205, Emeryville, California 94608
                    (Address of Principal Executive Offices)


                                 (510) 985-1033
              (Registrant's Telephone Number, Including Area Code)




     Number of shares outstanding of each of the Registrant's classes of common equity, as of May 1, 2002: 14,509,441 Common Shares

     Traditional Small Business Disclosure Format (Check One): Yes ___ No X

                                E*COMNETRIX INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS



PART I.  INTERIM FINANCIAL INFORMATION                                      PAGE
                                                                            ----

     Item 1.   Consolidated Balance Sheets (Unaudited) .......................1
               March 31, 2002 and December 31, 2001

               Consolidated Statements of Operations and
               Accumulated Deficit (Unaudited) Three Months
               Ended March 31, 2002 and 2001 .................................2

               Consolidated Statements of Cash Flows (Unaudited)
               Three Months Ended March 31, 2002 and 2001 ....................3

               Notes to Consolidated Financial Statements (Unaudited) ........4

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..........................12


  PART II.     OTHER INFORMATION

     Item 1.   Legal Proceedings ............................................18

     Item 2.   Changes in Securities ........................................18

     Item 3.   Defaults Upon Senior Securities ..............................19

     Item 4.   Submission of Matters to a Vote of Security Holders ..........19

     Item 5.   Other Information ............................................19

     Item 6.   Exhibits and Reports on Form 8-K .............................20

     Signature ..............................................................25

                      PART I. INTERIM FINANCIAL INFORMATION

Item 1.


E*COMNETRIX INC.
Consolidated Balance Sheets
(Unaudited)
(Expressed in United States dollars)

---------------------------------------------------------------------------------------------------
                                                                    March 31,         December 31,
                                                                         2002                 2001
---------------------------------------------------------------------------------------------------
                                                                  (unaudited)
Assets

Current assets:
     Cash and cash equivalents                                 $      559,749       $      367,868
     Accounts receivable, less allowance for doubtful
       accounts of $26,177 (December 31, 2001 - $35,522)              715,829              824,661
     Prepaid expenses                                                  43,036                9,223
---------------------------------------------------------------------------------------------------
     Total current assets                                           1,318,614            1,201,752

Equipment                                                             412,039              409,202

Other assets                                                           40,982               40,982

Goodwill (December 31, 2001 - $1,476,914
   accumulated amortization and write-down)                           600,000              600,000
---------------------------------------------------------------------------------------------------

Total assets                                                   $    2,371,635       $    2,251,936
---------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                          $      221,046       $      336,534
     Accrued liabilities                                              151,511               35,000
     Commission payable                                                     -               25,000
     Telecom taxes payable                                             82,383               46,294
     Current portion lease obligations                                  6,421                6,086
---------------------------------------------------------------------------------------------------
     Total current liabilities                                        461,361              448,914

Obligation under capital lease                                         32,292               34,029

Redeemable equity instruments (note 4(c)(ii))                          50,000                    -

Stockholders' equity (note 4):
*     Capital stock,                                                6,458,658            6,458,658
     Additional paid in capital                                       381,901              149,081
     Accumulated deficit                                           (5,012,577)          (4,838,746)
---------------------------------------------------------------------------------------------------
     Total stockholders' equity                                     1,827,982            1,768,993
---------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                     $    2,371,635       $    2,251,936
---------------------------------------------------------------------------------------------------


Future operations (note 2)
Related party transaction (note 5)



See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
Consolidated Statements of Operations and Accumulated Deficit
(Unaudited)
(Expressed in United States dollars)
Three months ended March 31, 2002 and 2001


---------------------------------------------------------------------------------------------------------------
                                                                                     2002                2001
---------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Revenue                                                                    $    1,189,188       $    1,704,507

Cost of goods sold:
     Transmission and services                                                    482,739              780,958
     Commissions                                                                   77,454               72,004
     Other                                                                         54,378               41,518
---------------------------------------------------------------------------------------------------------------
                                                                                  614,571              894,480
---------------------------------------------------------------------------------------------------------------
Gross profit                                                                      574,617              810,027

Expenses:
     Salaries and benefits
       Stock based compensation (note 3(c))                                       225,505                    -
       Cash and other                                                             305,275              575,609
     Contracting and consulting services
       Stock based compensation (note 3(c))                                         7,315                    -
       Cash and other                                                              56,395              139,575
     Legal and accounting                                                          14,440               22,153
     Rent                                                                          48,067               75,090
     Other general and administration                                              62,712              162,100
     Amortization                                                                  34,246               83,420
---------------------------------------------------------------------------------------------------------------
                                                                                  753,955            1,057,947
---------------------------------------------------------------------------------------------------------------
Loss before undernoted                                                           (179,338)            (247,920)

Other income, net                                                                   5,507               12,765
---------------------------------------------------------------------------------------------------------------
Loss before non-controlling interest                                             (173,831)            (235,155)
Non-controlling interest                                                                -               15,270
---------------------------------------------------------------------------------------------------------------
Loss for the period                                                              (173,831)            (219,885)

Accumulated deficit, beginning of period                                       (4,838,746)          (2,745,275)
---------------------------------------------------------------------------------------------------------------
Accumulated deficit, end of period                                         $   (5,012,577)      $   (2,965,160)
---------------------------------------------------------------------------------------------------------------
Loss per share - basic and diluted                                         $        (0.01)       $       (0.02)
Weighted average number of shares outstanding - basic and diluted              13,509,414           13,088,655
---------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)
Three months ended March 31, 2002 and 2001


-----------------------------------------------------------------------------------------------------
                                                                          2002                2001
-----------------------------------------------------------------------------------------------------
                                                                   (unaudited)
Cash flow provided by (used in) operating activities:
     Loss for the period                                        $     (173,831)      $     (219,885)
     Items not involving cash:
         Amortization                                                   34,246               83,420
         Non-controlling interest                                            -              (15,270)
         Stock-based compensation                                      232,820
     Changes in non-cash operating working capital:
         Accounts receivable                                           108,832             (245,578)
         Prepaid expenses                                              (33,813)              48,383
         Accounts payable                                             (115,488)              59,913
         Accrued liabilities                                           116,511               24,794
         Commissions payable                                           (25,000)              (1,209)
         Telecom taxes payable                                          36,089               (2,704)
-----------------------------------------------------------------------------------------------------
     Cash flow provided by (used in) operating activities              180,366             (268,136)

Cash flow used in investing activities:
     Purchase of equipment                                             (37,083)             (48,390)
     Acquisition of subsidiary                                               -              (37,332)
     Other                                                                                      190

-----------------------------------------------------------------------------------------------------
     Cash flow used in investing activities                            (37,083)             (85,532)

Cash flow provided by (used in) financing activities:
     Issuance of common shares (note 4(c))                              50,000              200,000
     Capital lease obligation payments                                  (1,402)                   -
-----------------------------------------------------------------------------------------------------
     Cash flow provided by financing activities                         48,598              200,000
-----------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                       191,881             (153,668)

Cash and cash equivalents, beginning of period                         367,868              825,859
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                        $      559,749       $      672,191
-----------------------------------------------------------------------------------------------------

Supplementary information:
     Interest paid                                              $        2,175       $            -
     Income taxes paid                                                   1,600                    -
-----------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)
================================================================================

1.   Operations:

     E*Comnetrix Inc. (the "Company" or "E*Comnetrix") is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol "ECNXF". The Company, through its wholly-owned subsidiary MBI, sells telecommunication and data, transmission and access services ("Business Communications Services"), and electronic customer relationship management, electronic document delivery and Internet marketing solutions ("Electronic Media Services") to commercial customers.

     The consolidated financial statements include the accounts of E*Comnetrix and the following subsidiaries from their respective dates of acquisition or formation.

     ---------------------------------------------------------------------------
     Wholly owned operating subsidiaries at March 31, 2002:
         Moving Bytes, Inc. ("MBI")

     Wholly owned subsidiaries that operated during fiscal 2001:
         Exstream Data, Inc. ("EDI")
         Layer 427, Inc.
         USV Telemanagement Inc.
     ---------------------------------------------------------------------------

     All material intercompany balances and transactions have been eliminated.

2.   Future operations:

     These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company realized a net loss of $173,831 for the period ended March 31, 2002 and has an accumulated deficit at March 31, 2002 of $5,012,577. The Company had cash flows from operations of $180,366 and working capital at March 31, 2002 of $857,253.

     Management is projecting that the investments made in 2001 will result in future revenue growth and the return to sequential quarterly profitability, net of non-cash items, in fiscal 2002. Management is also projecting that the Company's cash at March 31, 2002 of $559,749 will be sufficient, when taken in combination with projected operating cash flow, to fund its operations and any investments required in fiscal 2002, although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for additional acquisitions or investments in equipment and technology. If external financings become required, there can be no assurance that funds will be available on an economic basis to the Company.

     The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company's ability to increase its revenue and reduce its operating costs so that the Company achieves projected operating cash flow and profitable operations net of non-cash items.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)
================================================================================


2.   Future operations (continued):

     These financial statements do not reflect any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other that the normal course of operations.

3.   Significant accounting policies:

     (a)  Basis of presentation:

          These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of these unaudited consolidated financial statements have been recognized.

          These interim consolidated financial statements do not include all disclosures required by US GAAP for annual financial statements and accordingly these interim consolidated financial statements should be read in conjunction with the Company's most recent annual consolidated financial statements filed on form 10-KSB.


     (b)  Net earnings (loss) per share:

          Net earnings (loss) per share has been calculated using the weighted average number of shares outstanding during the period. The performance escrow shares (note 4(c)(ii)) have been excluded from the weighted average number of shares outstanding. Such shares will be included in the per share calculation from the date that all necessary conditions for their release from escrow have been satisfied.

          Dilutive loss per share is the same as basic loss per share in all periods in which a loss is presented. The following securities could potentially dilute basic earnings per share in the future:

          --------------------------------------------------------------------
                                       March 31, 2002       December 31, 2001
          --------------------------------------------------------------------
          Options (note 4(d))               5,544,120               5,481,300
          Warrants (note 4(c))              1,200,000                 200,000
          --------------------------------------------------------------------

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)
================================================================================


3.   Significant accounting policies (continued):

     (c)  Stock based compensation - options:

          The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted in the exchange. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

          The closing price of the Company's common stock on March 31, 2002 was $0.15 per share and therefore the Company recognized employee non-cash compensation expense charges of $225,505 during the period ended March 31, 2002. There is a potential for such a variable non-cash charges in each reporting period until all of the Company's repriced stock options are exercised, forfeited or expire.

4.   Capital stock:

     (a)  Authorized:

          Unlimited number of common stock, no par value.

          10,000,000 class A preferred stock, no par value. No class A preferred shares have been issued as of March 31, 2002.

          20,000,000 class B preferred shares, with no par value. No class B preferred shares have been issued as of March 31, 2002.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)
================================================================================


4.   Capital stock (continued):

     (b)  Issued and fully paid common shares:

          -------------------------------------------------------------------------------------------------
                                                       Common stock      Common stock          Additional
                                                             number            amount      paid-in capital
          -------------------------------------------------------------------------------------------------
          Balance, December 31, 2001                      13,509,414      $ 6,458,658        $    149,081

          Stock based compensation - options                                                      232,820
          -------------------------------------------------------------------------------------------------
          Balance, March 31, 2002 (unaudited)             13,509,441      $ 6,458,658        $    381,901
          -------------------------------------------------------------------------------------------------


     (c)  Private placement:

          (i) On March 9, 2001 the Company closed a $200,000 restricted stock private placement financing at $0.50 per share. The financing was placed with private funding sources outside of the United States. Stock issued under the private placement carries a one year trading restriction from the date of issue. In addition the company issued 200,000 non transferable share purchase warrants exercisable at $1.00. The warrants have a two year term and are exercisable for restricted common stock.

          (ii) On February 25, 2002, the Board of Directors approved a private placement to an officer and director of the Company. The terms of the private placement are that the Company would issue 1,000,000 common shares at $0.05 per share and issue warrants to purchase up to an additional 1,000,000 common shares at $0.05 per share which are exercisable until March 1, 2007. These shares and warrants will be held in escrow and released only in the event of certain events or conditions, specified by the escrow agreement.

          Under certain conditions, the officer will have the right to require the Company to redeem the securities equal to the original purchase price. In any event, if conditions for release from escrow are not met by August 1, 2003, the Company is required to redeem the security at the original price.

          The redeemable equity securities have been disclosed outside stockholder's equity. Compensation expense will be recognized, at the date all conditions necessary for the security release have been satisfied, equal to the fair value of the securities in escrow net of the consideration paid.

          This private placement closed on February 28, 2002.

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)
================================================================================


4.   Capital stock (continued):

     (d)  Stock options:

          The Company has a stock option plan, which allows the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The stock options expire at various dates ranging from June 20, 2002 to April 22, 2007 and vest according to the terms of the Company's stock option plan as may be amended by the individual stock option agreements.


          The following summarizes changes in stock options for the last two reporting periods:

          ---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Three Months Ended
                                                                     March 31, 2002               December 31, 2001
                                                            -----------------------       -------------------------
                                                                           Weighted                        Weighted
                                                                            average                         average
                                                            Shares   exercise price        Shares    exercise price
          ---------------------------------------------------------------------------------------------------------
          Outstanding, beginning of period               5,481,300        $  0.27        4,725,890          $  1.00
          Granted                                          354,020           0.16        1,352,475             0.25
          Forfeited                                       (291,200)          0.25         (597,065)            0.59
          ---------------------------------------------------------------------------------------------------------

          Outstanding, end of period                     5,544,120        $  0.15        5,481,300          $  0.27
          ---------------------------------------------------------------------------------------------------------

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)
================================================================================


4.   Capital stock (continued):

     (d)  Stock options (continued):

          The Company has the following stock options outstanding and vested at March 31, 2002:

         ------------------------------------------------------------------------------------------------------
                                            Number                       Price                          Expiry
         ------------------------------------------------------------------------------------------------------
         Directors                            30,000                   $  0.25                   June 20, 2002
         Employees                            20,000                      0.25                   June 26, 2002
         Employees                             5,250                      0.10                   June 29, 2002
         Consultants                          25,000                      0.25                   July 31, 2002
         Officers/Directors                  200,000                      0.10              September 15, 2002
         Officers/Directors/Consultants       50,000                      0.25                January 25, 2003
         Consultants                          25,000                      0.25                   April 1, 2003
         Directors                            10,000                      0.25                  April 19, 2003
         Consultant                          150,000                      0.25               September 3, 2003
         Employee                            100,000                      0.10              September 18, 2003
         Employees                           163,600                      0.10                January 16, 2004
         Employee                             20,000                      0.10                  March 14, 2004
         Officer/Director/Employee           175,000                      0.10                    May 24, 2004
         Employees                           160,000                      0.10               September 13,2004
         Consultants                          50,000                      0.25               September 13,2004
         Officers/Directors                1,000,000                      0.10              September 29, 2004
         Officer/Director                    500,000                      0.10                January 25, 2005
         Officer/Director/Employees          224,020                      0.10               February 25, 2005
         Officer/director                    750,000                      0.10                   March 9, 2005
         Officers/Directors/Employees        550,000                      0.10                   June 26, 2005
         Director                            325,000                      0.50                   June 26, 2005
         Employees                            26,250                      0.10                   June 29, 2005
         Employees                           360,000                      0.10                December 6, 2005
         Director                            500,000                      0.10                January 25, 2007
         Employee/Consultants                125,000                      0.25                  March 22, 2007
         ------------------------------------------------------------------------------------------------------
         Total                             5,544,120                      0.15
         ------------------------------------------------------------------------------------------------------

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)
================================================================================


4.   Capital stock (continued):

     (e)  Repriced options:

          On February 25, 2002, the Company's Board of Directors approved a stock option repricing program for options to purchase a total of 5,281,300 common shares. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price is reduced to $0.10 per share. Holders of 4,510,100 options elected to have their options repriced. At this repricing, the new exercise price equaled the market price of the
          Company's   common  shares.   Incremental   stock-based   compensation
          recognized during the three months ended March 31, 2002 for employee awards subject to variable accounting due to repricing transactions totaled $225,505 (2001 - $nil).

          The following summarizes the repricing of options during the period. The above weighted average exercise prices reflect the revised exercise prices.

          ----------------------------------------------------------------------
                Number                       Previous              New exercise
             of shares                 exercise price                     price
          ----------------------------------------------------------------------

               360,000                         $ 0.25                    $ 0.10
               355,000                           0.25                      0.10
             2,045,100                           0.25                      0.10
             1,000,000                           0.25                      0.10
               750,000                           0.25                      0.10
          ----------------------------------------------------------------------
             4,510,100
          ----------------------------------------------------------------------


5.   Related party transaction:

     During the period, the Company paid consulting fees of $35,000 (2001 - $185,000) to a company controlled by a director of the Company.


6.   Segmented information:

     The Company operates two business segments:

     (a) the purchase of telecommunication transmission time in bulk, on a wholesale basis from third party carriers, and reselling of time and access to business end users; and

E*COMNETRIX INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)
================================================================================


6.   Segmented information (continued):

     (b)  electronic document delivery and electronic marketing solutions.

          Operating information related to the Company's material operating segments are as follows:

         ------------------------------------------------------------------------------------------------------
                                               Business                            Electronic
                                         communications                                 media
         March 31, 2002                        services       Corporate              services            Total
         -----------------------------------------------------------------------------------------------------
         Revenue                            $   985,643       $       -           $   203,545      $ 1,189,188
         Gross profit                           409,344               -               165,273          574,617
         Amortization                            12,728               -                21,518           34,246
         Segment assets                         675,084         559,749             1,136,802        2,371,635
         Expenditures for segment
           equipment                              9,271               -                27,812           37,083
         ------------------------------------------------------------------------------------------------------




         ------------------------------------------------------------------------------------------------------
                                               Business                            Electronic
                                         communications                                 media
         March 31, 2001                        services       Corporate              services            Total
         -----------------------------------------------------------------------------------------------------
         Revenue                            $ 1,100,214       $       -         $     604,293    $   1,704,507
         Gross profit                           425,766               -               384,261          810,027
         Depreciation and amortization                -          83,420                     -           83,420
         Segment assets                         592,826         859,808             2,771,422        4,224,056
         Expenditures for segment
            capital assets                            -          31,135                     -           31,135

         ------------------------------------------------------------------------------------------------------


          The Company operates primarily in the United States through MBI, its U.S. subsidiary. All of the Company's revenues are generated in the United States. The following table sets out the location of the Company's assets for the years presented:

         ---------------------------------------------------------------------
                                 United States        Canada      Consolidated

         March 31, 2002          $  1,811,886       $  559,749     $ 2,371,635
         March 31, 2001             3,364,248          859,808       4,224,056
         ---------------------------------------------------------------------

Item 2.   Management's Discussion and Analysis

The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this Quarterly Report on Form 10-QSB (the "Report"). This Report contains statements that may contain forward-looking statements, concerning the Registrant's future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements" and are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of the Registrant to continue to successfully compete in its market.

The  Registrant  cautions  readers  not to  place  undue  reliance  on any  such forward-looking  statements,  which  speak  only  as  of  the  date  made.  Such forward-looking statements are based on the beliefs and estimates of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about the Registrant's business and prospects include the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in execution of sales and marketing strategy, and other factors set forth under "Risk Factors" in the Registrant's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission, which could have an immediate and material adverse effect. The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Nature of Business

The Company, through its wholly-owned subsidiary MBI, sells telecommunication and data, transmission and access services ("Business Communications Services"), and electronic customer relationship management, electronic document delivery and Internet marketing solutions ("Electronic Media Services") to commercial customers.

Critical Accounting Policies

The Company's discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. The Company incurred a loss for the quarter of $173,831 but received cash from operations of $180,366 and increased its cash position to $559,749 at March 31, 2002. For fiscal 2002, Management is projecting positive cash flow from operations and sufficient cash to fund any investments that may be required. There can be no assurance that Management's projections will be achieved.

In July 2001,  the  Financial  Accounting  Standards  Board  issued SFAS No. 142
"Goodwill an Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired have been adopted at December 31, 2001.

The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted in the exchange. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Revenue. Revenue for the three months ended March 31, 2002 ("Q1 2002") fell to $1,189,188 as compared to $1,704,507 for the three month period ended March 31, 2001 ("Q1 2001"). This represents a decrease of 30% from Q1 2001 to Q1 2002. Revenue for Q1 2002 fell 2.2% from $1,215,545 during the three month period ended December 31, 2001 ("Q4 2001").

Segmented revenue for Q1 2002 was $985,643 in Business Communications Services down 10.4%, from $1,100,214 in Q1 2001 and $203,545 in Electronic Media Services down 66.3%, from $604,293 in Q1 2001. In Q1 2002, Business Communications Services accounted for 83% of revenue while Electronic Media Services accounted for 17% of total revenue.

The Company believes that the combined effects of i) current economic conditions, ii) a slow down in e-marketing spending, iii) downward pressure on pricing in the telecommunications industry, iv) increased competition and v) the events of September 11, 2001, caused the Company to experience negative sequential revenue growth during Q1 2002. The Company expects that the current economic conditions may continue to negatively impact revenue for the second and third quarters of 2002.

The Company anticipates that prices within the telecommunications industry may continue to decline as capacity of carriers exceeds demand, which may cause future declines in Business Communications Services revenues for the markets currently served by the Company. The Company believes that Electronic Media Services revenues will grow in future periods, as the Company intends to commercialize new services currently under development and the Company anticipates an increase in demand for such services. Electronic media services is anticipated to increase as a percentage of the Company's overall consolidated revenues, when compared to Business Communications Services, as a result of general economic conditions in the telecom industry and the Company's anticipated commercialization of new Electronic Media Services offerings.

Gross Profit and Gross Margin. For Q1 2002, gross profit on sales fell to $574,617 down 29% from $810,027 in Q1 2001. Gross profit was unchanged from $574,489 in Q4 2001. Gross margins in Q1 2002 were 48% of sales, as compared to 47% in Q1 2001. Gross margins remained stable, despite a decrease in Electronic Media Services revenue from Q1 2001, largely due to increases in gross margins on Business Communications Services due to the Company negotiating favorable carrier rates. In Q1 2002, Business Communications Services gross profits were $409,344 accounting for 71% of total gross profits and Electronic Media Services gross profits were $165,272 accounting for 29% of total gross profits, this compares to Business Communications Services accounting for 53% of gross profits and Electronic Media Services accounting for 47% of gross profits in Q1 2001.

Business Communications Services gross margins were 42% as compared to 81% for Electronic Media Services. To the extent that the Company can increase revenue in Electronic Media Services relative to Business Communications Services, it anticipates that it can increase its gross margins.

Personnel Expenses. The Company's total costs for salaries decreased from $575,609 in Q1 2001 to $530,780 in Q1 2002, of which $225,505 was non-cash compensation related to the repriced stock options. Cash compensation for salaries decreased to $305,275 in Q1 2002, down 47% from $575,609 in Q1 2001. The decreases in cash compensation for salaries resulted from a streamlining of operations and a related reduction in personnel. The Company believes that it has sufficient personnel to support growth of its operations until such time as its revenue growth rate increases significantly. The Company increased the size of its software development staff, compared to Q1 2001, in order to, among other things, develop automated systems designed to increase the productivity of its personnel. These automated systems are anticipated to allow the Company to grow revenue faster than the commensurate growth in personnel costs.

Contract services fell from $139,575 in Q1 2001 to $63,710 in Q1 2002 of which $7,315 was non-cash compensation related to stock options granted to consultants in the current quarter. Cash consulting services costs decreased over the prior year's quarter due to a reduction in contract payments to certain officers of the Company.

Legal, Accounting, Rent. Expenses for legal and accounting fell in Q1 2002 relative to Q1 2001. Legal and accounting expenses vary from quarter to quarter depending upon the then current requirements of the Company. No extraordinary legal or accounting expenses were incurred during Q1 2002. Rent fell 36% from $75,090 in Q1 2001 to $48,067 in Q2 2002 due to the Company's relocation of its principal offices and its network operations center in July 2001.

Other General and Administrative Expenses. Other general and administrative costs, excluding salaries and consulting services, legal accounting and rents, were $62,712 in Q1 2002 as compared to $162,100 in Q1 2001, a decrease of 61%. This decrease is due to cost cutting measures implemented by the Company over the past several fiscal quarters. The Company intends to continue to maintain its cost control practices.

Operating Loss. Net operating loss during the period was $179,338 as compared to an operating loss of $247,920 in Q1 2001 and an operating loss of $1,396,095 in Q4 2001. Net operating loss for the period included $225,505 in non-cash compensation expenses related to repriced stock options. Operating losses in Q4 2001 included a goodwill write down of $1,195,161.

Loss for the Period. Loss for Q1 2002 was $173,831 compared to a loss of $219,885 in Q1 2001 and a net loss of $1,403,874 in Q4 2001. Loss for the period included $225,505 in non-cash compensation expenses related to the repriced of stock options.

The Company had a basic loss of $0.01 per share in Q1 2002 as compared to a loss of $0.02 per share in Q1 2001 and a loss of $0.16 in Q4 2001.

Liquidity and Capital Resources

At March 31, 2002, the Company had working capital of $857,253 including cash and equivalent balances of $559,749 up from respective balances of $752,838 in working capital and $367,868 in cash and cash equivalents at December 31, 2001. Working capital grew by 13.9%, or $104,415 and cash and equivalent balances grew 52% or $191,881. The change in working capital, and cash and equivalent balances was due in part to the Company's implementation of financial management controls during the period and cash flow of $180,366 provided by operating activities for Q1 2002.

The Company believes that its working capital together with cash flow from its operations will be sufficient to fund its cash requirements through the year ended December 31, 2002.

Accounts receivable was down from $824,661 at December 31, 2001 to $715,829 at March 31, 2002, or 13.2% largely due to Company collection efforts instituted during the period. Accounts receivable primarily represents collectable amounts from the previous ninety days sales. Sales from Q4 2001 to Q1 2002 fell by 2.2%. The Company believes that changes in its receivable management practices will continue to increase the ratio of cash balances to accounts receivable.

Accounts payable and accrued liabilities increased from $371,534 at December 31, 2001 to $372,557 at the end of Q1 2002. The Company believes that it is managing its short term liabilities commensurate with accounts receivable collections. This increase in accounts payable and accrued liabilities in Q1 2002 over the balance at December 31, 2001 is a direct result of more careful management of expense payments and accounts payable management.

The Company has no long term debt obligations other than assets under capitalized leases.

During Q1 2002, the Company generated $180,366 in cash from operations and increased cash balances by $191,881.

Although the Company believes it has sufficient working capital and will receive sufficient revenues from operations to fund its operations, there can be no assurance that the Company's actual expenditures will not exceed projected expenditures or that the Company will have sufficient revenues from operations to meet its actual expenditure requirements. In addition, the Company may require additional working capital if the Company elects to expand into new geographic markets or offers new products and services to end users. If the Company's revenues from operations are insufficient to fund its operations, there can also be no assurance that additional financing, if any, will be available on terms acceptable to the Company. If the actual expenditures for such cost exceed the estimated costs or if events occur that require additional expenditures, the Company will be required to raise additional financing or to defer expenditures to meet other obligations. The failure to meet certain expenditures may cause the Company to default on material obligations and such default may have a material adverse effect on the Company's business and results of operations.

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

Issuance of Stock Options

On February 25, 2002 and March 22, 2002, certain directors, contractors and employees were issued 354,020 incentive stock options. The following table sets forth their cumulative issuances as a group:


   -----------------------------------------------------------------------------
   Group                    Number          Price (USD$)                 Expiry
   -----------------------------------------------------------------------------

   Directors                75,000            $   0.10         February 25, 2005
   Employees               154,020            $   0.10         February 25, 2005
   Contractors              50,000            $   0.25            March 22, 2007
   Employees                75,000            $   0.25            March 22, 2007
   -----------------------------------------------------------------------------


Report on Repricing of Options

On February 25, 2002, the Company's board of directors approved a stock option repricing program for the Company. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options to purchase the same number of shares at an exercise price of $0.10 per share. At this repricing date, the new exercise price exceeded the market price of the Company's common shares. Each repriced stock option has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date, except as set forth below. Options to purchase a total of 4,510,100 common shares were repriced.

Report on Amendment of Certain Stock Option Expiry Dates

On February 25, 2002, the board of directors amended the expiry dates of certain stock option agreements of certain officers and directors. The following table sets forth the changes in expiry dates:

     -------------------------------------------------------------------------------------
     Group                        Number of                Prior                     New
                                    Option             Expiry Date            Expiry Date
     -------------------------------------------------------------------------------------
     Officer/Director              500,000        January 25, 2003       January 25, 2005
     Officer/Director              500,000        January 25, 2005       January 25, 2007
     -------------------------------------------------------------------------------------


Business Outlook

Current economic slowdown and industry conditions may affect the Company's future results of operations, which may result in fluctuation of revenues, expenses and gross margin in future periods. A material decline in the demand for the Company's products or services may have a material adverse affect on the Company's results of operations and plan of operations in 2002. The economic uncertainty in the markets and industries that the Company competes makes it difficult to predict the Company's results for the second quarter of 2002 and for the remainder of 2002. The Company continues to consider possible strategic alternatives, including, but not limited to, a sale of the Company or one of its subsidiaries, a strategic transaction, a debt and/or equity financing or restructuring, a public or private sale of debt or equity securities or assets, and/or acquisition, merger, consolidation, reorganization, recapitalization or other business combination. There can be no assurance that the Company will enter any of these strategic transactions.


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 2.   Changes in Securities.

On April 19, 2002, in consideration of $50,000, the Company issued 1,000,000 units to Mark Smith ("Smith"), a Named Executive Officer (the "Smith Unit Private Placement"). Each unit consists of one Company common share and one non-transferable share purchase warrant which is exercisable to acquire one Company common share at a price of $0.05 per share until March 1, 2007. The common shares issued had a deemed price of $0.05. On February 25, 2002, the day that the transaction was approved by the board of directors of the Company, the closing price of the Company's common shares on the NASD OTCBB was $0.10.

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


The Escrow Agreement also contains a redemption right in favor of Mr. Smith. Under certain conditions, including but not limited to the bankruptcy of the Company, Mr. Smith has the right to require the Company redeem the securities by returning to Mr. Smith all of the cash consideration which he paid for the securities in connection with the Smith Unit Private Placement. In addition, the Escrow Agreement provides that in the event the triggering conditions discussed above do not occur and the securities are not released to Smith by August 1, 2003, then the Company will be forced to pay Smith $50,000 in redemption of the securities. Under this provision, the Smith Unit Private Placement could be effectively canceled. The Escrow Agreement expires on August 1, 2003.

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

    10.8(1) Security Agreement by and between US Voice Telemanagement, Inc. and Wiltel, Inc., dated July 20, 1994, previously filed as Exhibit 3.8

    Exhibit
    Number          Description
    ------          -----------
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

    Exhibit
    Number          Description
    ------          -----------
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

    10.38(7) Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously filed as Exhibit 4.10

    10.39(7) Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000, previously filed as Exhibit 4.11

    10.40(7)        E*Comnetrix  Inc.  Amended and  Restated  Stock  Option Plan
                    (2000), previously filed as Exhibit 4.12

    Exhibit
    Number          Description
    ------          -----------
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

    10.52(9)        Employment  Agreement with Erik Mustad Employment dated June
                    2001

    10.53(9)        Lease Agreement  related  Watergate  Property dated June 28,
                    2001

    10.54(10)       Non-Transferable  Share  Purchase  Warrant issued to Mark M.
                    Smith by E*Comnetrix Inc. dated February 25, 2002.

    10.55(10)       Subscription  Agreement by and between  E*Comnetrix Inc. and
                    Mark Smith dated effective as of February 25, 2002.

    10.56(10)       Escrow Agreement by and among  E*Comnetrix Inc., Mark Smith, and J. Erik Mustad made as of March 1, 2002.

    21.1(10)        List of Subsidiaries
----------------

(1)  Previously filed on Form 20-F dated April 20, 1999.
(2) Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
(3)  Previously filed on Form 20-F/A dated June 4, 1999.
(4)  Previously filed on Form S-8 dated September 8, 1999.
(5)  Previously filed on Form S-8 dated May 31, 2000.
(6)  Previously filed on Form 20-F dated June 12, 2000.
(7)  Previously filed on Form S-8 dated November 16, 2000.
(8)  Previously filed on Form 10-KSB dated May 8, 2001.
(9)  Previously filed on Form 10-QSB dated August 14, 2001.
(10) Previously filed on Form 10-KSB dated March 28, 2002.

(b)  Reports on Form 8-K.

Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  E*COMNETRIX INC.
                                  (Registrant)



Date: May 13, 2002                By: /s/ Mark M. Smith
                                      -------------------------------------
                                      Mark M. Smith
                                      President, Chief Financial Officer
                                        and Director

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

    10.8(1) Security Agreement by and between US Voice Telemanagement, Inc. and Wiltel, Inc., dated July 20, 1994, previously filed as Exhibit 3.8

    Exhibit
    Number          Description
    ------          -----------
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

    Exhibit
    Number          Description
    ------          -----------
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

    10.38(7) Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously filed as Exhibit 4.10

    10.39(7) Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000, previously filed as Exhibit 4.11

    10.40(7)        E*Comnetrix  Inc.  Amended and  Restated  Stock  Option Plan
                    (2000), previously filed as Exhibit 4.12

    Exhibit
    Number          Description
    ------          -----------
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

    10.52(9)        Employment  Agreement with Erik Mustad Employment dated June
                    2001

    10.53(9)        Lease Agreement  related  Watergate  Property dated June 28,
                    2001

    10.54(10)       Non-Transferable  Share  Purchase  Warrant issued to Mark M.
                    Smith by E*Comnetrix Inc. dated February 25, 2002.

    10.55(10)       Subscription  Agreement by and between  E*Comnetrix Inc. and
                    Mark Smith dated effective as of February 25, 2002.

    10.56(10)       Escrow Agreement by and among  E*Comnetrix Inc., Mark Smith, and J. Erik Mustad made as of March 1, 2002.

    21.1(10)        List of Subsidiaries
----------------

(1)  Previously filed on Form 20-F dated April 20, 1999.
(2) Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
(3)  Previously filed on Form 20-F/A dated June 4, 1999.
(4)  Previously filed on Form S-8 dated September 8, 1999.
(5)  Previously filed on Form S-8 dated May 31, 2000.
(6)  Previously filed on Form 20-F dated June 12, 2000.
(7)  Previously filed on Form S-8 dated November 16, 2000.
(8)  Previously filed on Form 10-KSB dated May 8, 2001.
(9)  Previously filed on Form 10-QSB dated August 14, 2001.
(10) Previously filed on Form 10-KSB dated March 28, 2002.