Form 10QSB
period 2002-06-30
E COMNETRIX INC
filed 2002-08-14
CIK 1085104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2002

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from _____________ to ____________________________

                         Commission File Number: 0-30058

                                MOVING BYTES INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Canada                            (I.R.S. Employer Identification No.
(State or Other Jurisdiction                            52-2267986)
      of Incorporation)

          2000 Powell Street, Suite 1205, Emeryville, California 94608
                    (Address of Principal Executive Offices)

                                 (510) 985-1033
              (Registrant's Telephone Number, Including Area Code)

                                E*Comnetrix Inc.

(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

     Number of shares outstanding of each of the Registrant's classes of common equity, as of August 1, 2002: 14,514,691 Common Shares

     Traditional Small Business Disclosure Format (Check One): Yes     No  X
                                                                   ---    ---

                                  MOVING BYTES
                           (Formerly E*Comnetrix Inc.)
                                   FORM 10-QSB
                                TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION                                        PAGE
                                                                            ----

     Item 1.  Financial Statements

              Consolidated Balance Sheets (Unaudited)
              June 30, 2002 and December 31, 2001                             2

              Consolidated Statements of Operations and Accumulated Deficit (Unaudited) Three Months Ended June 30, 2002 and Six
              Months ended June 30, 2002                                      3

              Consolidated Statements of Cash Flows (Unaudited) Three
              Months Ended June 30, 2002 and Six Months ended
              June 30, 2002                                                   4

              Notes to Consolidated Financial Statements (Unaudited)          5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       14


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                               21

     Item 2.  Changes in Securities                                           23

     Item 3.  Defaults Upon Senior Securities                                 23

     Item 4.  Submission of Matters to a Vote of Security Holders             23

     Item 5.  Other Information                                               24

     Item 6.  Exhibits and Reports on Form 8-K                                24

     Signature

                      Part I. Interim Financial Information

Item 1.











                        Consolidated Financial Statements
                      (Expressed in United States dollars)


                                MOVING BYTES INC.
                           (formerly E*Comnetrix Inc.)


                    Three months ended June 30, 2002 and 2001
                    Six months ended June 30, 2002 and 2001

                      (Unaudited - Prepared by Management)

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Consolidated Balance Sheets
(Expressed in United States dollars)

==============================================================================================================
                                                                                 June 30,         December 31,
                                                                                     2002                 2001
--------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Assets

Current assets:
     Cash and cash equivalents                                             $      699,532       $      367,868
     Accounts receivable, less allowance for doubtful
       accounts of $28,066 (December 31, 2001 - $35,522)                          619,250              824,661
     Prepaid expenses                                                              26,698                9,223
     ---------------------------------------------------------------------------------------------------------
     Total current assets                                                       1,345,480            1,201,752

Equipment                                                                         390,286              409,202

Other assets                                                                       40,982               40,982

Goodwill (December 31, 2001 - $1,476,914 accumulated
   amortization and write-down)                                                   600,000              600,000
--------------------------------------------------------------------------------------------------------------

Total assets                                                               $    2,376,748       $    2,251,936
==============================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                      $      275,957       $      336,534
     Accrued liabilities                                                           93,564               35,000
     Commissions payable                                                                -               25,000
     Telecom taxes payable                                                         61,651               46,294
     Current portion of obligation under capital lease                              6,768                6,086
     ---------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    437,940              448,914

Obligation under capital lease                                                     30,466               34,029

Stockholders' equity (note 4):
     Capital stock                                                              6,509,183            6,458,658
     Additional paid-in capital                                                   301,643              149,081
     Accumulated deficit                                                       (4,902,484)          (4,838,746)
     ---------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                 1,908,342            1,768,993
--------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                 $    2,376,748       $    2,251,936
==============================================================================================================

Future operations (note 2)
Subsequent event (note 3 (c) and 9)

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Consolidated Statements of Operations and Accumulated Deficit
(Unaudited)
(Expressed in United States dollars)

==============================================================================================================
                                             Three months ended June 30,        Six months ended June 30,
                                          ------------------------------ -------------------------------------
--------------------------------------------------------------------------------------------------------------
                                                2002             2001                 2002              2001
--------------------------------------------------------------------------------------------------------------

Revenue                                 $   1,184,993     $   1,502,415         $   2,374,181    $   3,206,922

Cost of goods sold:
     Transmission and services                510,737           657,845               993,476        1,438,803
     Commissions                               89,218           106,667               166,672          178,671
     Other                                     68,699            43,501               123,077           85,019
--------------------------------------------------------------------------------------------------------------
                                              668,654           808,013             1,283,225        1,702,493
--------------------------------------------------------------------------------------------------------------

Gross profit                                  516,339           694,402             1,090,956        1,504,429

Expenses:
     Salaries and benefits:
         Cash and other                       279,900           497,063               585,175        1,072,672
         Stock-based compensation             (89,992)                -               135,513                -
     Contracting and consulting services:
         Cash and other                        58,210            84,826               114,605          224,401
         Stock-based compensation               9,734                 -                17,049                -
     Legal and accounting                      66,513            37,827                80,953           59,980
     Rent                                      50,396            87,663                98,463          162,753
     Bad debt expense (recovery)              (91,404)          121,103               (91,404)         121,103
     Other general and administration          86,974           118,428               149,686          280,528
     Amortization                              35,306            81,658                69,552          165,078
--------------------------------------------------------------------------------------------------------------
                                              405,637         1,028,568             1,159,592        2,086,515
--------------------------------------------------------------------------------------------------------------

Earnings (loss) before undernoted             110,702          (334,166)              (68,636)        (582,086)

Other income (expense), net                      (609)           25,135                 4,898           37,900
--------------------------------------------------------------------------------------------------------------

Earnings (loss) before non-controlling
   interest                                   110,093          (309,031)              (63,738)        (544,186)

Non-controlling interest (note 3)                   -                 -                     -           15,270
--------------------------------------------------------------------------------------------------------------

Net earnings (loss) for the period            110,093          (309,031)              (63,738)        (528,916)

Accumulated deficit,
   beginning of period                     (5,012,577)       (2,965,160)           (4,838,746)      (2,745,275)
--------------------------------------------------------------------------------------------------------------

Accumulated deficit, end of period      $  (4,902,484)    $  (3,274,191)        $  (4,902,484)   $  (3,274,191)
==============================================================================================================

Net earnings (loss) per share:
     Basic                              $        0.01     $      (0.02)         $      (0.01)    $      (0.04)
     Diluted                                     0.01            (0.02)                (0.01)           (0.04)

Weighted average number of shares
   outstanding:
     Basic                                 14,509,645        13,509,441            14,200,138       12,785,223
     Diluted                               20,624,528        13,509,441            19,822,962       12,785,233

==============================================================================================================

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

==============================================================================================================
                                             Three months ended June 30,        Six months ended June 30,
                                          ------------------------------ -------------------------------------
--------------------------------------------------------------------------------------------------------------
                                                2002             2001                 2002              2001
--------------------------------------------------------------------------------------------------------------

Cash flow provided by (used in)
  operating activities:
     Earnings (loss) for the period     $     110,093     $    (309,031)        $     (63,738)   $    (528,916)
     Items not involving cash:
         Amortization and depreciation         35,306            81,658                69,552          165,078
         Non-controlling interest                   -                 -                     -          (15,270)
         Stock-based compensation             (80,258)                -               152,562                -
     Changes in non-cash operating
       working capital:
         Accounts receivable                   96,579           178,257               205,411          (67,321)
         Prepaid expenses                      16,338              (479)              (17,475)          47,904
         Accounts payable                      54,911           (35,018)              (60,577)          24,895
         Accrued liabilities                  (57,947)          (18,949)               58,564            5,845
         Commissions payable                        -           (20,000)              (25,000)         (21,209)
         Telecom taxes payable                (20,732)           (4,227)               15,357           (6,931)
     ---------------------------------------------------------------------------------------------------------
     Cash flow provided by (used in)
       operating activities                   154,290          (127,789)              334,656         (395,925)

Cash flow provided by (used in)
  investing activities:
     Purchase of equipment                    (13,553)          (57,259)              (50,636)        (105,649)
     Acquisition of subsidiary (note 3)             -           125,906                     -           88,574
     Other assets                                   -           (31,437)                    -          (31,247)
     ---------------------------------------------------------------------------------------------------------
     Cash flow provided by (used in)
       investing activities                   (13,553)           37,210               (50,636)         (48,322)

Cash flow provided by (used in)
  financing activities:
     Issuance of common shares                    525                 -                50,525          200,000
     Capital lease obligation payments         (1,479)           (3,211)               (2,881)          (3,211)
     ---------------------------------------------------------------------------------------------------------
     Cash flow provided by financing
       activities                                (954)           (3,211)               47,644          196,789
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and
   cash equivalents                           139,783           (93,790)              331,664         (247,458)

Cash and cash equivalents,
   beginning of period                        559,749           672,191               367,868          825,859
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents,
   end of period                        $     699,532     $     578,401         $     699,532    $     578,401
==============================================================================================================

Supplementary information:
   Interest paid                        $       2,424     $      26,732         $       4,599    $      26,772
   Income tax received                              -           125,906                     -          125,906
   Non-cash transactions:
     Acquisition of asset under
       capital lease                                -            45,914                     -           45,914
     Value assigned to common shares
       issued on acquisition of EDI                 -                 -                     -          172,843
     Value assigned to performance
       escrow stock returned to treasury            -                 -                     -            5,700

==============================================================================================================

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

================================================================================


1.   Operations:

     Moving Bytes Inc. (the "Company" or "Moving Bytes") is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol "MBYTF". The Company, through its wholly owned subsidiary MBI, sells telecommunication and data, transmission and access services ("Business Communications Services"), and electronic customer relationship management, electronic document delivery and Internet marketing solutions ("Electronic Media Services") to commercial customers.

     On July 16, 2002 the Company changed its name from E*Comnetrix Inc. to Moving Bytes Inc.

     The consolidated financial statements include the accounts of Moving Bytes and the following subsidiaries from their respective dates of acquisition or formation.

     ===========================================================================

     Wholly owned operating subsidiaries at June 30, 2002:
         Moving Bytes, Inc. ("MBI")

     Wholly owned subsidiaries that operated during fiscal 2001:
         Exstream Data, Inc. ("EDI")
         Layer 427, Inc.
         USV Telemanagement Inc.

     ===========================================================================

     All material intercompany balances and transactions have been eliminated.


2.   Future operations:

     These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company had net income of $110,093 for the three month period ended June 30, 2002 and has an accumulated deficit at June 30, 2002 of $4,902,484. The Company had cash flows from operations of $154,290 and working capital at June 30, 2002 of $907,540. The net income was, in part impacted by the accounting for repriced stock options (note 4 (e)) and bad debts recovery (note 6).

     Management is projecting that the investments made in 2001 will result in future revenue growth and the return to sequential quarterly profitability, net of non-cash items, in fiscal 2002. Management is also projecting that the Company's cash at June 30, 2002 of $699,532 (unaudited) will be sufficient, when taken in combination with projected operating cash flow, to fund its operations and any investments required in the balance of fiscal 2002, although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities for additional acquisitions or investments in equipment and technology. If external financings become required, there can be no assurance that funds will be available on an economic basis to the Company.

     The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company's ability to increase its revenue and reduce its operating costs so that the Company achieves projected operating cash flow.

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

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

          Dilutive earnings (loss) per share is the same as basic loss per share in all periods in which a loss is presented. The following securities could potentially dilute basic earnings per share in the future:

          ======================================================================
                                                   June 30,         December 31,
                                                      2002                 2001
          ----------------------------------------------------------------------
                                               (unaudited)

          Options (note 4(d))                    5,213,870            5,481,300
          Warrants (note 4(c))                   1,200,000              200,000
          ======================================================================

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

================================================================================


3.   Significant accounting policies (continued):

     (c)  Stock based compensation - options:

          The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

          The closing price of the Company's common stock on June 30, 2002 was $0.13 per share and therefore the Company recognized a reduction of employee non-cash compensation expense charges of $89,992 for the three months ended June 30, 2002. There is a potential for such a variable non-cash charges in each reporting period until all of the Company's repriced stock options are exercised, forfeited or expire.

     (d)  Goodwill:

          The Company adopted SFAS 142 - "Goodwill and Other Intangible Assets" on January 1, 2002. Under this new standard, goodwill is no longer amortized but rather tested for impairment annually against fair market value. As a result, the Company did not amortize its remaining net book value of goodwill from the EDI acquisition of $600,000 in 2002. In addition, the Company had tested the goodwill for impairment at December 31, 2001 and the goodwill was written down to its estimated fair market value. Amortization of goodwill was recorded for the three months and six months ended June 30, 2001 of $58,855 and $116,552, respectively. Net loss and loss per share adjusted for the non-amortization of goodwill for the three months and six months ended June 30, 2001 would have been $192,479 and $427,634 and $0.01 and
          $0.03, respectively.

4.   Capital stock:

     (a)  Authorized:

               Unlimited number of common stock, no par value.

               10,000,000 class A preferred stock, no par value. No class A preferred shares have been issued as of June 30, 2002.

               20,000,000 class B preferred shares, with no par value. No class B preferred shares have been issued as of June 30, 2002.

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

================================================================================


4.   Capital stock (continued):

     (b)  Issued and fully paid common shares:

================================================================================
                               Common stock    Common stock          Additional
                                     number          amount     paid-in capital
--------------------------------------------------------------------------------

Balance, December 31, 2001       13,509,441   $   6,458,658        $    149,081

Shares issued during the period:
  For cash pursuant to private
   placements                     1,000,000          50,000                   -
  Options exercised                   5,250             525                   -

Stock based compensation -
  options                                 -               -             152,562
--------------------------------------------------------------------------------

Balance, June 30, 2002
 (unaudited)                     14,514,691   $   6,509,183        $    301,643
--------------------------------------------------------------------------------

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

          (ii) On February 25, 2002, the Board of Directors approved a private placement to an officer and director of the Company. The terms of the private placement are that the Company would issue 1,000,000 common shares at $0.05 per share and issue warrants to purchase up to an additional 1,000,000 common shares at $0.05 per share which are exercisable until March 1, 2007. These shares and warrants will be held in escrow and released only in the event of certain events or conditions, specified by the escrow agreement. The Company received the $50,000 proceeds in cash and the private placement closed on February 28, 2002.

               Under certain conditions, the officer will have the right to require the Company to redeem the securities equal to the original purchase price. In any event, if conditions for release from escrow are not met by August 1, 2003, the Company is required to redeem the security at the original price. As certain of the conditions for release are within the control of the Company, these securities have been classified within stockholders' equity.

               Compensation expense will be recognized, at the date all conditions necessary for the security release have been satisfied, equal to the fair value of the securities in escrow net of the consideration paid. On August 1, 2002, the shares became releasable from escrow (note 9).

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

================================================================================


4.   Capital stock (continued):

     (d)  Stock options:

          The Company has a stock option plan, which allows the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The outstanding stock options expire at various dates ranging from June 20, 2002 to April 22, 2007 and vest according to the terms of the Company's stock option plan as may be amended by the individual stock option agreements.

          The following summarizes changes in stock options for the six months ended June 30, 2002 and prior fiscal year reporting periods:

================================================================================
                       Six months ended                        Year ended
                        June 30, 2002                      December 31, 2001
                  -----------------------------       --------------------------
                               Weighted average                 Weighted average
                     Shares      exercise price       Shares      exercise price
--------------------------------------------------------------------------------

Outstanding,
  beginning
  of period       5,481,300               0.27     4,725,890              $ 1.00
Granted             404,020               0.18     1,352,475                0.25
Forfeited          (666,200)              0.45      (597,065)               0.59
Exercised            (5,250)              0.10             -                   -
-------------------------------------------------------------------------------

Outstanding,
 end of period    5,213,870               0.12     5,481,300              $ 0.27
================================================================================

The Company has the following stock options outstanding and vested at June 30, 2002:

=====================================================================================================
                                       Total
                                      number            Vested         Price                   Expiry
-----------------------------------------------------------------------------------------------------

Consultants                           25,000            25,000          0.25            July 31, 2002
Officers/Directors                   200,000           200,000          0.10       September 15, 2002
Officers/Directors/Consultants        50,000            50,000          0.25         January 25, 2003
Consultants                           25,000            25,000          0.25            April 1, 2003
Directors                             10,000            10,000          0.25           April 19, 2003
Consultant                           150,000           150,000          0.25        September 3, 2003
Employee                             100,000           100,000          0.10       September 18, 2003
Employees                            163,600            81,800          0.10         January 16, 2004
Employee                              20,000            10,000          0.10           March 14, 2004
Officer/Director/Employee            175,000           175,000          0.10             May 24, 2004
Employees                            160,000           115,000          0.10        September 13,2004
Consultants                           50,000            50,000          0.25        September 13,2004
Officers/Directors                 1,000,000         1,000,000          0.10       September 29, 2004
Officer/Director                     500,000           500,000          0.10         January 25, 2005
Officer/Director/Employees           224,020            75,000          0.10        February 25, 2005
Officer/director                     750,000           750,000          0.10            March 9, 2005
Consultant                            50,000            50,000          0.37            April 9, 2005
Officers/Directors/Employees         550,000           550,000          0.10            June 26, 2005
Employees                             26,250            26,250          0.10            June 29, 2005
Employees                            360,000           360,000          0.10         December 6, 2005
Director                             500,000           500,000          0.10         January 25, 2007
Employee/Consultants                 125,000           125,000          0.25           March 22, 2007
-----------------------------------------------------------------------------------------------------

Total                              5,213,870         4,928,050
=====================================================================================================

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

================================================================================


4.   Capital stock (continued):

     (e)  Repriced options:

          On February 25, 2002, the Company's Board of Directors approved a stock option repricing program for options to purchase a total of 5,281,300 common shares. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price was reduced to $0.10 per share. Holders of 4,510,100 options elected to have their options repriced. At this repricing date, the new exercise price equaled the market price of the Company's common shares. At June 30, 2002, 4,789,850 repriced stock options remain outstanding. Incremental stock-based compensation recognized during the six months ended June 30, 2002 for employee awards subject to variable accounting due to repricing transactions totaled $135,513.


5.   Related party transaction:

     During the six months ended June 30, 2002, the Company recognized consulting fees of $45,000 (2001 - $185,000) to a company controlled by a director of the Company.


6.   Bad debt recovery:

     In May 2001, the Company filed a complaint in the Superior Court of the State of California in the county of Alameda against Prime TN., LLC, Gatelinx Corporation, Gatelinx Financial Corporation, Gatelinx Solutions Corporation and Thomas O'Hanlon (jointly and severally "Prime T.V.") alleging that Prime T.V. committed breach of contract, fraud and intentional tort associated with the non-payment of $119,313 in services provided to Prime T.V. by EDI during March and April 2001. The complaint sought relief of $144,313 plus additional sums plus interest accrued thereon and attorney fees.

     On May 3, 2002 the Company agreed to an out of court settlement with Prime TV in the amount of $100,000 in cash, in exchange for which the Company withdrew its complaint. As at June 30, 2002, $50,000 of this amount has been received and the balance is included in accounts receivable. The recovery has been included in bad debt expense (recovery) on the consolidated statements of operations.


7.   Contingencies:

     (a)  Arbitration proceeding regarding Joseph Karwat agreement:

          On January 29, 2002, pursuant to an employment agreement (the "Karwat Agreement") dated August 7, 2000, between Joseph Karwat ("Karwat") and the Company, the board of directors terminated the Karwat Agreement. Under the Karwat Agreement, in the event of the termination of the Karwat Agreement by the Company other than for cause, including constructive dismissal, the Company would be required to pay to Karwat a single lump sum severance payment of $150,000 (the "Severance Pay") and, in the event of the termination of Karwat by the Company, other than for cause, $37,500 under a 90 day notice requirement (the "Notice Pay').

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

================================================================================


7.   Contingencies (continued):

     (a)  Arbitration proceeding regarding Joseph Karwat agreement (continued):

          The Company believes that it terminated the Karwat Agreement for cause and that it therefore has no obligation to pay to Karwat the Severance Pay or the Notice Pay described in the Karwat Agreement.

          Under the terms of the Karwat Agreement, on April 12, 2002 Karwat filed a demand for binding arbitration (the "Demand for Arbitration") alleging that the Company terminated his employment without cause and therefore breached his employment agreement. In the Demand for Arbitration, Karwat also alleges defamation, fraudulent inducement, misrepresentation and violation of the California Labor Code. Karwat seeks relief in the amount of $204,807 plus compensatory and punitive damages, attorney's fees and interest (the "Arbitration Claim").

          The Company believes that the allegations made by Karwat will not be upheld. The Company intends to vigorously defend itself against all allegations made in the Arbitration Claim.

          The Company has notified its insurance underwriters of the Demand for Arbitration and has filed a claim under its Employment Practices Liability Insurance (EPLI) policy. The Company believes that, in the event that all or part of the allegations are upheld in arbitration, its financial exposure will be limited to $25,000 which is the amount of its insurance deductible under its EPLI policy.

          The Company has recognized a $25,000 expense reserve against the Arbitration Claim.

     (b)  Cross Complaint Against Joseph Karwat:

          On May 31, 2002 the board of directors of the Company approved the filing of a cross complaint against Karwat on the grounds that during the course of his employment Karwat breached his fiduciary obligation to the Company and that he violated the California Labor Code, including but not limited to, culpable negligence in the exercise of his duties.

          Concurrently, the board of directors, acting as Plan Administrator of the Corporation's Amended and Restated Stock Option Plan 2000, terminated 325,000 incentive stock options issued to Karwat, and froze all further transfers of common stock held in the name of Joseph Karwat pending the outcome of the counter claim.

          The Company did not stipulate the amount of relief sought under the counter-claim.

     (c)  Finders fee agreement:

          The Company entered into a Finders Fee Agreement on June 14, 2002 with Glenara Associates of Panama City, Panama, under which the Company would pay to Glenara Associates a fee equal to $2,500 plus five percent of any proceeds it receives as a result of money raised from a prospective financing by Kalnes A/S of Oslo, Norway. In addition the Company would issue to Glenara Associates 333,333 shares of its restricted common stock upon receipt of the first $500,000 in financing by Kalnes A/S and 666,667 shares of its restricted common stock upon receipt of an additional $1,000,000 in financing by Kalnes A/S.

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

================================================================================


8.   Segmented information:

     The Company operates two business segments:

     (a) the purchase of telecommunication transmission time in bulk, on a wholesale basis from third party carriers, and reselling of time and access to business end users - "business communication services"; and

     (b) electronic document delivery and electronic marketing solutions - "electronic media services".

          Operating information related to the Company's material operating segments are as follows:

          =====================================================================================================
                                                   Business                         Electronic
          Three months ended                 communications                              media
          June 30, 2002                            services        Corporate          services            Total
          -----------------------------------------------------------------------------------------------------

          Revenue                               $   981,893      $         -     $     203,100    $   1,184,993
          Gross profit                              364,253                -           152,086          516,339
          Amortization                                8,826                -            26,480           35,306
          Segment assets                            689,743          699,532           987,473        2,376,748
          Expenditures for segment equipment          3,388                -            10,165           13,553
          =====================================================================================================

          =====================================================================================================
                                                   Business                         Electronic
          Three months ended                 communications                              media
          June 30, 2001                            services        Corporate          services            Total
          -----------------------------------------------------------------------------------------------------

          Revenue                            $    1,100,261      $         -     $     402,153    $   1,502,414
          Gross profit                              400,833                -           294,568          694,402
          Amortization                                5,702           58,855 (1)        17,102           81,659
          Segment assets                            672,239          578,401         2,754,800        4,005,440
          Expenditures for segment equipment         25,794                -            31,465           57,259

          =====================================================================================================

          =====================================================================================================
                                                   Business                         Electronic
          Six months ended                   communications                              media
          June 30, 2002                            services        Corporate          services            Total
          -----------------------------------------------------------------------------------------------------

          Revenue                            $    1,969,918      $         -     $     404,263    $   2,374,181
          Gross profit                              775,980                -           314,976        1,090,956
          Amortization                               17,388                -            52,164           69,552
          Segment assets                            698,743          699,532           987,473        2,376,748
          Expenditures for segment equipment         12,659                -            37,977           50,636

          =====================================================================================================

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

================================================================================


8.   Segmented information (continued):

     (b)  Continued:

          =====================================================================================================
                                                   Business                         Electronic
          Six months ended                   communications                              media
          June 30, 2001                            services        Corporate          services            Total
          -----------------------------------------------------------------------------------------------------

          Revenue                            $    2,200,475      $         -     $   1,006,447    $   3,206,922
          Gross profit                              826,303                -           678,830        1,504,429
          Amortization                               12,131          116,552 (1)        36,395          165,078
          Segment assets                            672,239          578,401         2,754,800        4,005,440
          Expenditures for segment equipment         38,724                -            66,925          105,649
          =====================================================================================================

          (1)  Includes the amortization of goodwill of EDI.

          The Company operates primarily in the United States through MBI, its U.S. subsidiary. All of the Company's revenues are generated in the United States. The following table sets out the location of the Company's assets as at the end of the periods presented:

          ====================================================================================================
                                                        United States              Canada         Consolidated
          ----------------------------------------------------------------------------------------------------

          June 30, 2002                               $     1,677,216             699,532            2,376,748
          December 31, 2001                                 1,884,068             367,868            2,251,936
          ====================================================================================================


9.   Subsequent event:

     On August 1, 2002, the board of directors approved a resolution to amend the Escrow Agreement (note 4(c)(ii)) between the Company and an officer and director of the Company. The amendment provided for the release of the securities held in escrow in the event that the Company reported two consecutive fiscal quarters of positive earnings before interest, taxes, depreciation and amortization charges once all non-cash expenses are removed from the calculation of earnings, ("Adjusted EBITDA"). During the fiscal quarters ended March 31, 2002 and June 30, 2002 the Company reported positive Adjusted EBITDA. As a result, the conditions necessary for the release of the securities from escrow have been satisfied as of August 1, 2002. At August 1, 2002, compensation expense of $400,000, representing the intrinsic value of the shares and warrants eligible for release from escrow will be recorded.

Item 2. Management's Discussion and Analysis

The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this Quarterly Report on Form 10-QSB (the "Report"). This Report contains statements that may contain forward-looking statements, concerning the Registrant's future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements". These forward-looking statements, include statements relating to, among other things, the ability of the Registrant to continue to successfully compete in its markets.

The  Registrant  cautions  readers  not to  place  undue  reliance  on any  such forward-looking  statements,  which  speak  only  as  of  the  date  made.  Such forward-looking statements are based on the beliefs and estimates of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about the Registrant's business and prospects include the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in execution of sales and marketing strategy, and other factors set forth under "Risk Factors" in the Registrant's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission, which could have an immediate and material adverse effect. The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management Discussion and Analysis
(Expressed in US dollars unless otherwise indicated)

Moving Bytes Inc.'s, (formerly E*Comnetrix Inc.), (the "Company" or the "Registrant") financial statements are stated in U.S. dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, included elsewhere in this quarterly report.

Nature of Business

The Company, through its wholly-owned subsidiary Moving Bytes, Inc. ("MBI"), sells telecommunication and data, transmission and access services ("Business Communications Services"), and electronic messaging and electronic document delivery solutions ("Electronic Media Services") to commercial customers.

Critical Accounting Policies

The Company's discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. The Company believes the following are the critical accounting policies used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. The Company had a loss of $63,738 but generated cash flow from operations of $334,656 for the six month period ended June 30, 2002 and increased its cash position to $699,532 at June 30, 2002. For fiscal 2002, Management is projecting positive cash flow from operations and sufficient cash to fund any anticipated cash requirements. There can be no assurance that Management's projections will be achieved.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The non-amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired has been adopted at January 1, 2002.

The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). For accounting purposes, the repricing of outstanding stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

Results of Operations
Three Months and Six Months Ended June 30, 2002 and 2001

Revenue. Revenue for the three months ended June 30, 2002 ("Q2 2002") decreased to $1,184,993 as compared to $1,502,415 for the three month period ended June 30, 2001 ("Q2 2001"). This represents a decrease of 21.1% from Q2 2001 to Q2 2002. Revenue in Q2 2001 included sales to Prime TV of which $121,103 resulted in bad debt expense in Q2 2001. During Q2 2002, a settlement was reached with Prime T.V. and $100,000 of this previously recognized bad debt was recorded as bad debt recovery. Revenue for the six month period ended June 30, 2002 ("YTD 2002") was $2,374,181 compared to $3,206,922 for the six month period ended June 30, 2001 ("YTD 2001"), a decrease of 26.0%.

The decrease in revenues for YTD 2002 and Q2 2002 resulted primarily from a decrease in demand for the Company's Electronic Media Services. Electronic Media Services accounted for revenues of $402,153 in Q2 2001, compared to $203,100 for Q2 2002, a decrease of 49.5%, and $1,006,447 for YTD 2001, compared to $404,263 for YTD 2002, a decline of 59.6%. Segmented revenue for Business Communications Services was $981,893 for Q2 2002 compared to $1,100,261 in Q2 2001 and $1,969,918 YTD 2002 compared to $2,200,475 YTD 2001. Business Communications Services comprised 83% and Electronic Media Services comprised 17%, of total revenue for Q2 2002.

The Company believes that current economic conditions have led to a significant decline in demand for electronic messaging and on-line marketing solutions, negatively impacted its Electronic Media Services business. Further, it believes that downward pressure on pricing in the telecommunications industry as a whole has negatively impacted its Business Communications Services operations. The Company anticipates that prices within the telecommunications industry may continue to decline as capacity of carriers exceeds demand, which may cause future declines in telecommunications revenues for the markets currently served by the Company. The Company believes that Electronic Media Services revenues may reverse current trends and grow relative to Business Communications Services revenues at such time as the Company commercializes Electronic Media Services applications oriented toward personal communications, which are currently under development, and there is a macro change in demand for electronic messaging and electronic marketing services.

The Company is developing new Electronic Media Services applications oriented toward personal communication in an effort to reduce its dependency on the currently diminished market demand for electronic marketing and electronic broadcasting services. Additionally, the Company has instituted new incentive programs designed to increase sales of its Business Communications Service solutions. If its efforts are successful, the Company anticipates that Electronic Media Services revenues may increase, reversing the Company's negative revenue growth in Electronic Media Services by the fourth quarter of 2002.

The Company believes that the combined effects of i) current economic conditions, ii) a slow down in electronic marketing spending, iii) downward pressure on pricing in the telecommunications industry, and iv) increased competition, has caused the Company to experience negative revenue growth over the past twelve months. The Company expects that the current economic conditions may continue to negatively impact results of operations for the third and fourth quarters of 2002.

The Company does not anticipate that recent bankruptcies, liquidations and consolidations in the telecommunications industry will have a material impact on its operations or disrupt service by its underlying carriers, MCI/WorldCom and Qwest Communications. Approximately 85% of the Company's Business Communications customers are serviced by MCI/WorldCom and 15% are serviced Qwest Communications. All of the Company's Electronic Media Services business is serviced by Qwest Communications. The Company has prepared contingency plans to move Business Communications customers from either of its underlying carriers to the other if there are disruptions in services or deterioration in service quality.

Gross Profit and Gross Margin. Gross profit on sales decreased to $516,339 in Q2 2002 from $694,402 in Q2 2001, down 25.6% from Q2 2001. Gross margins were 44% of sales in Q2 2002 as compared to 46% in Q2 2001. Gross profits were $1,090,956 YTD 2002, compared to $1,504,429 YTD 2001, a decrease of 27.5%. Gross profits declined primarily due a drop in revenue, particularly in Electronic Media Services revenue which produces relatively higher gross margins than Business Communications Services, resulting in a more material impact on results.

In Q2 2002, Electronic Media Services gross margins were 75%, compared to 37% for Business Communications Services. Electronic Media Services gross profits were $152,086 on revenue of $203,100 compared to $364,253 for Business Communications Services on revenue of $981,893. To the extent that the Company can reverse the current trend and increase its Electronic Media Services revenue relative to its Business Communications Services revenue, it believes that it can increase its average gross margins.

The Company believes that gross margins in Business Communications Services may decline as a result of downward pressure on prices for long distance services as a result of increased competition in the telecommunications industry. Additionally, the Company's costs for underlying services may increase due to recent economic events in the telecommunications industry.

Personnel Expenses. The Company's total costs for salaries decreased from $497,063 in Q2 2001 to $189,908 in Q2 2002, in part as a result of a recovery of $89,992 in Q2 2002 of non-cash compensation related to repriced stock options. Cash compensation for salaries decreased to $279,900 in Q2 2002, down 43.7% from $497,063 in Q2 2001. Including non-cash compensation expense of $135,513 YTD 2002, the Company's total costs for salaries and benefits decreased to $720,688 YTD 2002 down from $1,072,672 YTD 2001 or 32.8%.

Decreases in cash compensation for salaries resulted from a streamlining of operations and a related reduction in personnel. The Company believes that it has sufficient personnel to support growth of its operations until such time as its revenue growth rate significantly increases. The Company increased the size of its software development staff, compared to Q2 2001, in order to, among other things, develop automated systems designed to increase the productivity of its personnel. These automated systems are anticipated to allow the Company to grow revenue faster than the commensurate growth in personnel costs.

Contract and consulting services fell from $84,826 in Q2 2001 to $67,944 in Q2 2002, of which $9,734 was non-cash compensation related to stock options granted to consultants in the current quarter. Cash consulting services costs decreased over the prior year's quarter due to a reduction in contract payments to certain officers of the Company.

Legal, Accounting, Rent, Bad Debt. Legal and accounting expenditures increased from $37,827 in Q2 2001 to $66,513 in Q2 2002 and increased from $59,980 YTD 2001 to $80,953 YTD 2002. Expenditures during the period were primarily related to the Company's Securities and Exchange Commission filings and costs and expenses related to its annual general meeting.

Rent decreased to $50,396 from $87,663 in Q2 2001 and to $98,463 YTD 2002 down from $162,753 YTD 2001. The Company experienced decreased rent over the comparative periods due to the relocation of its executive offices and operations center in July 2001.

During Q2 2002, the Company wrote-down $8,596 in bad debts and recovered $100,000 against a charge of $121,103 taken during Q2 2001 for non-payment of amounts due from Prime T.V. See "Item 1. Legal Proceedings."

Other General and Administrative Expenses. Other general and administrative costs were $86,974 in Q2 2002, down from $118,428 in Q2 2001 and $149,686 YTD
2002 down from $280,528 YTD 2001. These decreases were due to reductions in operating expenditures resulting from strict cost controls and the streamlining of operations in response to revenue declines. As a percentage of revenue, general and administrative costs for the quarter were 7.3% as compared to 7.9% in the prior year's quarter. The Company believes that it can continue to control general and administrative costs relative to changes in revenue.

Amortization. Amortization costs during Q2 2002 were $35,306 down from $81,658 in Q2 2001 and were $69,552 YTD 2002 down from $165,078 YTD 2001. The decreases were due to discontinuing the amortization of goodwill in fiscal 2002 associated with the acquisition of EDI as a result of adoption of SFAS No. 142.

Operating Income. Net operating income was $110,702 in Q2 2002, compared to an operating loss of $334,166 in Q2 2001. Operating loss YTD 2002 was $68,636 as compared to an operating loss of $582,086 YTD 2001.

Net Earnings for the Period. Net earnings for Q2 2002 was $110,093 compared to a loss of $309,031 in Q2 2001. The loss YTD 2002 was $63,738 as compared to a loss of $528,916 YTD 2001. The Company had basic diluted net earnings of $0.01 per share in Q2 2002, compared to a loss of $0.02 per share in Q2 2001 and a loss of $0.00 YTD 2002, compared to a loss of $0.04 YTD 2001.

Liquidity and Capital Resources

At June 30, 2002, the Company had working capital of $907,540, including cash and equivalent balances of $699,532 up from respective balances of $752,838 in working capital and $367,868 in cash and cash equivalents at December 31, 2001. Working capital grew by 20.5%, or $154,702 year to date and cash and equivalent balances grew 90.2% or $331,664 year to date. The change in working capital, and cash and equivalent balances was due in part to the Company's implementation of financial management controls.

The Company believes that its working capital together with cash flow from its operations will be sufficient to fund its cash requirements through the year ended December 31, 2002.

Accounts receivable were down from $824,661 at December 31, 2001 to $619,250 at June 30, 2002, or 24.9% due to a combination of increased Company collection efforts and reduced revenues during the period. Accounts receivable primarily represents collectable amounts from the previous ninety days sales.

Accounts payable, accrued liabilities, commission payable and telecom taxes payable decreased from $442,828 at December 31, 2001 to $431,172 at June 30, 2002. The Company believes that it is managing its short term liabilities commensurate with accounts receivable collections.

The Company has no long term debt obligations other than assets under capital leases. The Company has entered into no derivative financial instrument arrangements to June 30, 2002.

During Q1 2002, the Company generated $154,290 in cash from operations and increased cash balances by $139,783 as compared to using $127,789 in cash flow on operations and reducing cash balances by $93,790 in Q2 2001. YTD 2002 the Company generated $334,656 in cash flow from operations and increased cash balances by $331,664, compared to using $395,925 in cash on operations and reducing cash balances by $247,458 YTD 2001.

Although the Company believes it has sufficient working capital and will receive sufficient revenues from operations to fund its operations, there can be no assurance that the Company's actual expenditures will not exceed projected expenditures or that the Company will have sufficient revenues from operations to meet its actual expenditure requirements. In addition, the Company may require additional working capital if the Company elects to expand into new geographic markets or offers new products and services to end users. If the Company's revenues from operations are insufficient to fund its operations, there can also be no assurance that additional financing, if any, will be available on terms acceptable to the Company. If the actual expenditures for such costs exceed the estimated costs or if events occur that require additional expenditures, the Company will be required to raise additional financing or to defer expenditures to meet other obligations. The failure to meet certain expenditures may cause the Company to default on material obligations and such default may have a material adverse effect on the Company's business and results of operations.

During Q2 2002, the Company's cash capital expenditures, including capital lease payments, for equipment and software were $13,553. The Company believes that a an increase in capital expenditures may be required during the third and fourth quarters of 2002. The Company believes that capital expenditures may primarily be financed through equipment lease facilities. If required capital expenditures exceed the availability equipment lease facilities, the Company will be required to raise additional financing or to defer those capital expenditures. Deferring of required capital expenditures may have a material adverse effect on the Company's business and results of operations.

During Q2 2002, the Company issued 5,250 shares of common stock from the exercise of stock options and received $525.

The Company entered into a Finders Fee Agreement on June 14, 2002 with Glenara Associates of Panama City, Panama, under which the Company would pay to Glenara Associates a fee of $2,500 plus five percent of any proceeds the Company receives from financing provided by Kalnes A/S of Oslo, Norway. In addition, the Company would issue Glenara Associates 333,333 shares of common stock upon receipt of the first $500,000 from Kalnes A/S and 666,667 shares of common stock upon receipt of an additional $1,000,000 from Kalnes A/S. The Company believes that, due to current financial and market conditions particularly those concerning the telecommunications industry, there can be no assurance that the financing will be successful.

Issuance of Stock Options

On April 9, 2002, a contractor was issued 50,000 incentive stock options for providing investor relations services for the Company. The following table sets forth the issuance:


    =========================================================================
    Group                     Number        Price (USD$)              Expiry
    -------------------- ------------ ------------------- -------------------

    Contractor                50,000              $ 0.37       April 9, 2005
    =========================================================================

Business Outlook

Current economic slowdown and industry conditions may affect the Company's future results of operations, which may result in fluctuation of revenues, expenses and gross margin in future periods. A material decline in the demand for the Company's products or services may have a material adverse effect on the Company's results of operations and business strategy in 2002. The economic uncertainties in the markets and industries in which the Company competes make it difficult to predict the Company's results for the third quarter of 2002 and for the remainder of 2002. In particular, a portion of the Company's revenues is generated through sales of capacity for which the underlying carriers are WorldCom and Qwest. Although the Company has contingency plans should service from these carriers be disrupted, it is not certain that developments at WorldCom and Qwest will not, directly, or indirectly, impact the Company. The Company continues to consider possible strategic alternatives, including, but not limited to, a sale of the Company or its subsidiary, a strategic transaction, a debt and/or equity financing or restructuring, a public or private sale of debt or equity securities or assets, and/or acquisition, merger, consolidation, reorganization, recapitalization or other business combination. There can be no assurance that the Company will enter any of these strategic transactions.

                           Part II. Other Information

Item 1. Legal Proceedings.

(a)  Arbitration Proceeding Regarding Joseph Karwat Agreement:

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

     Under the terms of the Karwat Agreement, on April 12, 2002 Karwat filed a demand for binding arbitration (the "Demand for Arbitration") alleging that the company terminated his employment without cause and therefore breached his employment agreement. In the Demand for Arbitration Karwat also alleges defamation, fraudulent inducement, misrepresentation and violation of the California Labor Code. Karwat seeks relief in the amount of $204,807 plus compensatory and punitive damages, attorney's fees and interest (the "Arbitration Claim").

     The Company believes that the allegations made by Karwat will not be upheld. The Company intends to vigorously defend itself against all allegations made in the Arbitration Claim.

     The Company has notified its insurance underwriters of the Demand for Arbitration and has filed a claim under its Employment Practices Liability Insurance (EPLI) policy. The Company believes that, in the event that all or part of the allegations are upheld in arbitration, its financial exposure will be limited to $25,000 which is the amount of its insurance deductible under its EPLI policy.

     The Company has taken a $25,000 expense reserve against the Arbitration Claim.

(b)  Cross Complaint Against Joseph Karwat:

     On May 31, 2002, the board of directors of the Company approved the filing of a cross complaint against Karwat on the grounds that during the course of his employment Karwat breached his fiduciary obligation to the Company and that he violated the California Labor Code, including but not limited to, culpable negligence in the exercise of his duties.

     Concurrently, the board of directors, acting as Plan Administrator of the Corporation's Amended and Restated Stock Option Plan 2000, terminated 325,000 incentive stock options issued to Karwat, and froze all further transfers of common stock held in the name of Joseph Karwat pending the outcome of the counter claim.

     The Company did not stipulate the amount of relief sought.

(c)  Prime T.V.

     In May 2001, the Company filed a complaint in the Superior Court of the State of California against Prime T.V., LLC, Gatelinx Corporation, Gatelinx Financial Corporation, Gatelinx Solutions Corporation and Thomas O'Hanlon (jointly and severally "Prime T.V.") alleging that Prime T.V. committed breach of contract, fraud and intentional tort associated with the non-payment of $119,313 in services provided to Prime T.V. by EDI during March and April 2001. The complaint sought relief of $144,313 plus additional sums, interest accrued thereon and attorney fees.

     On May 3, 2002 an out of court settlement was reached with Prime T.V. in the amount of $100,000 and the company withdrew its complaint. The Company is to receive four $25,000 payments on each of May 10, 2002, June 10, 2002, July 10, 2002 and August 10, 2002. To date the Company has received the first three payments per the agreed to schedule.

Item 2. Changes in Securities.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's fiscal year 2001 Annual General Meeting of Shareholders was held on May 31, 2002. A total of 9,376,750 common shares of the Company were represented in person or by proxy at the Meeting, consisting of 64.63% of the total number of common shares of the Company outstanding on April 19, 2002, the record date for the Meeting.

Election of Directors.

At the Meeting, all of the following were elected to serve as Directors until the 2003 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for
Directors:

                               Votes Cast       Votes Cast    Votes Withheld
  Nominee                      For Nominee        Against                       Abstentions     Not Voted
-----------------------------  --------------  -------------- ---------------  -------------- --------------

  J. Erik Mustad                   9,289,982               0          86,768               0              0
  Mark M. Smith                  9,203,314                 0         173,436               0              0
  James Miller                   9,289,982                 0          86,768               0              0
  Stuart Rogers                    9,289,982               0          86,768               0              0
  Trevor Gibbs                     9,289,982               0          86,768               0              0
  Thomas Wharton                   9,289,982               0          86,768               0              0
------------------------------------------------------------------------------------------------------------

Appointment of Auditors

The shareholders ratified the appointment of KPMG LLP, Chartered Accountants as the Company's Auditors for the fiscal year ending December 31, 2002 and authorization for the directors to fix the remuneration of the auditors. The following table sets forth the information regarding the voting on the proposal:

     Votes Cast          Votes Cast Against    Votes Withheld
        For                                                         Abstentions           Not Voted
         9,358,381               18,025                 150                  0                     0
---------------------------------------------------------------------------------------------------------

Name Change

The shareholders approved a special resolution to amend the articles of the Company to change the name of the Company to Moving Bytes Inc. The following table sets forth the information regarding the voting on the proposal:

     Votes Cast              Votes Cast             Votes
        For                    Against             Withheld         Abstentions           Not Voted
-----------------------  ------------------- ------------------- ------------------  --------------------
         9,351,225               24,125               1,400                  0                     0
---------------------------------------------------------------------------------------------------------

Item 5. Other Information.

     (a) On July 16, 2002 the Company changed its name from E*Comnetrix Inc. to Moving Bytes Inc.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits -

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

     3.6(11)        Certificate of Amendment dated July 24, 2002

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

     10.10(1)(2)    Telecommunication  Service Agreement by and between IXC Long
                    Distance, Inc. and US Voice Telemanagement, Inc., dated July
                    15, 1996, as amended December 31, 1998,  previously filed as
                    Exhibit 3.10

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

     10.38(7) Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously filed as Exhibit 4.10

     10.39(7) Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000, previously filed as Exhibit 4.11

     10.40(7)       E*Comnetrix  Inc.  Amended and  Restated  Stock  Option Plan
                    (2000), previously filed as Exhibit 4.12

     10.41(8)       Form of Amendment to Stock Option Agreement,  dated June 26,
                    200010.

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

     10.53(9)       Lease Agreement  related  Watergate  Property dated June 28,
                    2001

     10.54(10)      Non-Transferable  Share  Purchase  Warrant issued to Mark M.
                    Smith by E*Comnetrix Inc. dated February 25, 2002.

     10.55(10)      Subscription  Agreement by and between  E*Comnetrix Inc. and
                    Mark Smith dated effective as of February 25, 2002.

     10.56(10)      Escrow Agreement by and among  E*Comnetrix Inc., Mark Smith, and J. Erik Mustad made as of March 1, 2002.

     21.1(10)       List of Subsidiaries

     99.1           Section 906 Certification of Chief Executive Officer

     99.2           Section 906 Certification of Chief Financial Officer

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

     (7)  Previously filed on Form S-8 dated November 16, 2000.

     (8)  Previously filed on Form 10-KSB dated May 8, 2001.

     (9)  Previously filed on Form 10-QSB dated August 14, 2001.

     (10) Previously filed on Form 10-KSB dated March 28, 2002.

     (11) Previously filed on Form 8-K filed on July 31, 2002.

     (b)  Reports on Form 8-K.

     Form 8-K filed on July 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       MOVING BYTES INC.
                                       (formerly E*Comnetrix Inc.)
                                       (Registrant)
Date:    August 13, 2002               By: /S/ Mark M. Smith
                                           -----------------
                                       Mark M. Smith
                                       President, Chief Financial Officer and
                                       Director