Form 10QSB
period 2002-09-30
E COMNETRIX INC
filed 2002-11-14
CIK 1085104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the quarterly period ended September 30, 2002

[ ]  Transition report pursuant section 13 or 15(d) of the Securities Exchange
     Act  of  1934   For  the   transition   period   from   ______________   to
     ________________

                         Commission File Number: 0-30058

                                MOVING BYTES INC.
        (Exact name of small business issuer as specified in its charter)

              Canada                                 52-2267986
   (State or Other Jurisdiction          (I.R.S. Employer Identification No.
        of Incorporation)

          2000 Powell Street, Suite 1205, Emeryville, California 94608
                    (Address of Principal Executive Offices)

                                 (510) 985-1033
              (Registrant's Telephone Number, Including Area Code)

(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

     State the shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: November 1, 2002: 14,714,691 Common Shares

     Traditional Small Business Disclosure Format (Check One): Yes    No X
                                                                  ---   ---

                                  MOVING BYTES
                                   FORM 10-QSB
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.   Financial Statements

               Consolidated  Balance Sheets  (Unaudited)
               September 30, 2002 and December 31, 2001                        3

               Consolidated Statements of Operations and Accumulated Deficit (Unaudited) Three Months Ended September 30, 2002 and 2001
               and Nine Months ended September 30, 2002 and 2001               4

               Consolidated Statements of Cash Flows (Unaudited) Three
               Months Ended September 30, 2002 and 2001 and Nine Months ended
               September 30, 2002 and 2001                                     5

               Notes to Consolidated Financial Statements (Unaudited)          7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      19

     Item 3.   Controls and Procedures                                        27

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                              27

     Item 2.   Changes in Securities                                          28

     Item 3.   Defaults Upon Senior Securities                                28

     Item 4.   Submission of Matters to a Vote of Security Holders            28

     Item 5.   Other Information                                              28

     Item 6.   Exhibits and Reports on Form 8-K                               30

     Signature                                                                35

     Section 302 Certifications                                               36

                      Part I. Interim Financial Information

Item 1.



                       Consolidated Financial Statements
                       (Expressed in United States dollars)


                       MOVING BYTES INC.

                                (formerly E*Comnetrix Inc.)


                       Three months ended September 30, 2002 and 2001 Nine months ended September 30, 2002 and 2001

                       (Unaudited - Prepared by Management)

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Consolidated Balance Sheets
(Expressed in United States dollars)

==============================================================================================================
                                                                            September 30,         December 31,
                                                                                     2002                 2001
--------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Assets

Current assets:
     Cash and cash equivalents                                             $      590,024       $      367,868
     Accounts receivable, less allowance for doubtful
       accounts of $28,066 (December 31, 2001 - $35,522)                          559,105              824,661
     Prepaid expenses                                                               5,586                9,223
     ---------------------------------------------------------------------------------------------------------
     Total current assets                                                       1,154,715            1,201,752

Equipment                                                                         478,381              409,202

Other assets                                                                       48,039               40,982

Goodwill (December 31, 2001 - net of $1,476,914 accumulated
   amortization and write-down)                                                   600,000              600,000
--------------------------------------------------------------------------------------------------------------

Total assets                                                               $    2,281,135       $    2,251,936
==============================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                      $      180,853       $      336,534
     Accrued liabilities                                                           16,396               35,000
     Commissions payable                                                           25,400               25,000
     Telecom taxes payable                                                        166,807               46,294
     Current portion of obligation under capital lease                              7,145                6,086
     ---------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    396,601              448,914

Obligation under capital lease                                                     28,529               34,029

Stockholders' equity (note 4):
     Capital stock                                                              6,529,183            6,458,658
     Additional paid-in capital                                                   802,107              149,081
     Accumulated deficit                                                       (5,475,285)          (4,838,746)
     ---------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                 1,856,005            1,768,993
--------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                 $    2,281,135       $    2,251,936
==============================================================================================================

Future operations (note 2)

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Consolidated Statements of Operations and Accumulated Deficit
(Unaudited)
(Expressed in United States dollars)

==============================================================================================================
                                                    Three months                            Nine months
                                                 ended September 30,                    ended September 30,
                                          ------------------------------ -------------------------------------
--------------------------------------------------------------------------------------------------------------
                                                2002             2001                 2002              2001
--------------------------------------------------------------------------------------------------------------

Revenue                                 $   1,093,318     $   1,379,959         $   3,467,499    $   4,586,881

Cost of goods sold:
     Transmission and services                515,115           591,345             1,508,591        2,030,148
     Commissions                               68,498            85,224               235,170          263,895
     Other                                     70,296            49,931               193,373          134,950
--------------------------------------------------------------------------------------------------------------
                                              653,909           726,500             1,937,134        2,428,993
--------------------------------------------------------------------------------------------------------------

Gross profit                                  439,409           653,459             1,530,365        2,157,888

Expenses:
     Salaries and benefits:
         Cash and other                       285,477           483,744               870,652        1,556,416
         Stock-based compensation              97,080                 -               232,593                -
     Contracting and consulting services:
         Cash and other                        58,260            68,580               172,865          292,981
         Stock-based compensation             403,384                 -               420,433                -
     Legal and accounting                      27,981            52,216               108,934          112,196
     Rent                                      45,465            40,001               143,928          202,754
     Bad debt expense (recovery)                    -                 -               (91,404)         121,103
     Other general and administration          57,526            79,006               207,210          359,536
     Amortization                              35,411            80,872               104,963          245,950
--------------------------------------------------------------------------------------------------------------
                                            1,010,584           804,419             2,170,174        2,890,936
--------------------------------------------------------------------------------------------------------------

Loss before undernoted                       (571,175)         (150,960)             (639,809)        (733,048)

Other income (expense), net                    (1,628)           (9,721)                3,270           28,179
--------------------------------------------------------------------------------------------------------------

Loss before non-controlling interest         (572,803)         (160,681)             (636,539)        (704,869)

Non-controlling interest                            -                 -                     -           15,272
--------------------------------------------------------------------------------------------------------------

Loss for the period                          (572,803)         (160,681)             (636,539)        (689,597)

Accumulated deficit,
   beginning of period                     (4,902,482)       (3,274,191)           (4,838,746)      (2,745,275)
--------------------------------------------------------------------------------------------------------------

Accumulated deficit, end of period      $  (5,475,285)    $  (3,434,872)        $  (5,475,285)   $  (3,434,872)
==============================================================================================================

Net loss per share:
     Basic and diluted                  $       (0.04)    $      (0.01)         $      (0.05)    $      (0.05)

Weighted average number of shares
   outstanding:
     Basic and diluted                     14,223,746        13,509,441            13,748,622       13,029,282

==============================================================================================================

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

==============================================================================================================
                                                    Three months                            Nine months
                                                 ended September 30,                    ended September 30,
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
--------------------------------------------------------------------------------------------------------------

Cash flow provided by (used in)
operating activities:
     Net loss for the period            $    (572,803)    $    (160,681)        $    (636,539)   $    (689,597)
     Items not involving cash:
         Amortization                          35,411            80,872               104,963          245,950
         Non-controlling interest                   -                 -                     -          (15,272)
         Stock-based compensation             500,464                 -               653,026                -
     Changes in non-cash operating
       working capital:
         Accounts receivable                   71,317            (5,996)              276,727          (73,317)
         Prepaid expenses                       2,887            17,325               (14,590)          65,229
         Accounts payable                     (69,704)           39,874               (40,139)          64,772
         Accrued liabilities                  (77,167)           15,316              (133,745)          21,161
         Commissions payable                        -                 -                     -          (21,209)
         Telecom taxes payable                105,155           (26,685)              120,512          (33,616)
     ---------------------------------------------------------------------------------------------------------
     Cash flow provided by (used in)
       operating activities                    (4,440)          (39,975)              330,215         (435,899)

Cash flow provided by (used in)
  investing activities:
     Purchase of equipment                   (123,507)         (146,073)             (174,143)        (251,722)
     Acquisition of subsidiary                      -                 -                     -           88,573
     Other assets                                   -            (1,970)                    -          (33,217)
     ---------------------------------------------------------------------------------------------------------
     Cash flow used in investing
       activities                            (123,507)         (148,043)             (174,143)        (196,366)

Cash flow provided by (used in)
  financing activities:
     Issuance of common shares                 20,000                 -                70,525          200,000
     Capital lease obligation payments         (1,560)           (1,260)               (4,441)          (4,471)
     ---------------------------------------------------------------------------------------------------------
     Cash flow provided by (used in)
       financing activities                    18,440            (1,260)               66,084          195,529
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and
   cash equivalents                          (109,507)         (189,278)              222,156         (436,736)

Cash and cash equivalents,
   beginning of period                        699,531           578,401               367,868          825,859
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents,
   end of period                        $     590,024     $     389,123         $     590,024    $     389,123
==============================================================================================================

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Consolidated Statements of Cash Flows, Continued
(Unaudited)
(Expressed in United States dollars)

==============================================================================================================
                                                    Three months                            Nine months
                                                 ended September 30,                    ended September 30,
                                          ------------------------------ -------------------------------------
--------------------------------------------------------------------------------------------------------------
                                                2002             2001                 2002              2001
--------------------------------------------------------------------------------------------------------------

Supplementary information:
   Interest received                    $       1,252     $       4,403         $       3,584    $      23,490
   Interest paid                                1,981             2,581                 6,580            3,705
   Income tax received                              -                 -                     -          125,906
   Non-cash transactions:
     Acquisition of asset under
       capital lease                                -                 -                     -           45,914
     Value assigned to common
       shares issued on acquisition
       of EDI                                       -                 -                     -          172,843
     Value assigned to performance
       escrow stock returned
       to treasury                                  -                 -                     -            5,700
     Value assigned to Perell
       escrow stock returned to
       treasury                                     -                 -                     -           34,000

==============================================================================================================

See accompanying notes to consolidated financial statements.

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

     On July 24, 2002 the Company changed its name from E*Comnetrix Inc. to Moving Bytes Inc.

     The consolidated financial statements include the accounts of Moving Bytes and the following subsidiaries from their respective dates of acquisition or formation:

     ===========================================================================

     Wholly owned operating subsidiaries at June 30, 2002:
         Moving Bytes, Inc. ("MBI")

     Wholly owned subsidiaries that operated during fiscal 2001:
         Exstream Data, Inc. ("EDI")
         Layer 427, Inc.
         USV Telemanagement Inc.

     ===========================================================================

     All material intercompany balances and transactions have been eliminated on consolidation.

2.   Future operations:

     These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company had net loss of $636,539 for the nine month period ended September 30, 2002 and has an accumulated deficit at September 30, 2002 of $5,475,285. The Company had cash flows from operations of $330,215 for the nine month period ended September 30, 2002 and working capital at September 30, 2002 of $758,114. The net loss was, in part, impacted by the accounting for repriced stock options (note 4 (e)).

     Management is projecting that the investments made in 2001 and 2002 will result in future revenue growth and the return to sequential quarterly profitability, net of non-cash items, in fiscal 2003. Management is also projecting that the Company's cash and cash equivalents at September 30, 2002 of $590,024 (unaudited) will be sufficient, when taken in combination with projected operating cash flow, to fund its operations and any investments required in the balance of fiscal 2002 and the first nine months of fiscal 2003, although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities for additional acquisitions or investments in equipment and technology. If external financings become required, there can be no assurance that funds will be available when required or on an economic basis to the Company.

================================================================================
MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

2.   Future operations (continued):

     The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on its ability to increase its revenue and reduce its operating costs so that the Company achieves projected operating cash flow.

     These financial statements do not reflect any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other that the normal course of operations.

3.   Significant accounting policies:

     (a)  Basis of presentation:

          These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for fair presentation of these unaudited consolidated financial statements have been recognized.

          These interim consolidated financial statements do not include all disclosures required by US GAAP for annual financial statements and accordingly these interim consolidated financial statements should be read in conjunction with the Company's most recent annual consolidated financial statements filed on Form 10-KSB. Except as disclosed in note 3(d), the accounting principles applied in the preparation of these financial statements are consistent with those used in the December 31, 2001 annual financial statements.

     (b)  Net earnings (loss) per share:

          Net earnings (loss) per share has been calculated using the weighted average number of shares outstanding during the period. The performance escrow shares (note 4(c)(ii)) have been included in weighted average number of shares outstanding from the date at which the conditions for their release were satisfied.

          Dilutive earnings (loss) per share is the same as basic loss per share in all periods in which a loss is presented. The following securities could potentially dilute basic earnings per share in the future:

          ======================================================================
                                             September 30,         December 31,
                                                      2002                 2001
          ----------------------------------------------------------------------
                                               (unaudited)

          Options (note 4(d))                    4,793,870            5,481,300
          Warrants (note 4(c))                   1,200,000              200,000
          ======================================================================

================================================================================
MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

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

          The closing price of the Company's common stock on September 30, 2002 was $0.15 per share and therefore the Company recognized an employee non-cash compensation expense of $97,080 for repriced stock options for the three months ended September 30, 2002. There is a potential for such a variable non-cash charges in each reporting period until all of the Company's repriced stock options are exercised, forfeited or expire.

     (d)  Goodwill:

          The Company adopted SFAS 142 - "Goodwill and Other Intangible Assets" on January 1, 2002. Under this new standard, goodwill is no longer amortized but rather tested for impairment annually against fair market value. As a result, the Company did not amortize its remaining net book value of goodwill from the EDI acquisition of $600,000 in 2002. In addition, the Company had tested the goodwill for impairment at December 31, 2001 and the goodwill was written down to its estimated fair market value at that date. Amortization of goodwill was recorded for the three months and nine months ended September 30, 2001 of $55,065 and $227,960, respectively. Net loss and loss per share adjusted for the non-amortization of goodwill for the three months and nine months ended September 30, 2001 would have been $105,616 and $461,637, or $0.01 and $0.04 per share, respectively.

4.   Capital stock:

     (a)  Authorized:

          Unlimited number of common stock, no par value.

          10,000,000 class A preferred stock, no par value. No class A preferred shares have been issued as of September 30, 2002.

          20,000,000 class B preferred shares, with no par value. No class B preferred shares have been issued as of September 30, 2002.

================================================================================
MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

4.   Capital stock (continued):

     (b)  Issued and fully paid common shares:

================================================================================
                               Common stock    Common stock          Additional
                                     number          amount     paid-in capital
--------------------------------------------------------------------------------

Balance, December 31, 2001       13,509,441   $   6,458,658        $    149,081

  Shares issued for cash
    pursuant to private
    placements                    1,000,000          50,000                   -
  Options exercised                   5,250             525                   -
  Stock based compensation -
    employees and non-employees           -               -             152,562
  Options exercised                 200,000          20,000                   -
  Stock-based compensation -
    employees and non-employees           -               -             500,464
--------------------------------------------------------------------------------

Balance, September 30, 2002
 (unaudited)                     14,714,691   $   6,529,183        $    802,107
================================================================================

     (c)  Private placement:

          (i) On March 9, 2001 the Company closed a $200,000 restricted stock private placement financing at $0.50 per share. The financing was placed with private funding sources outside of the United States. Stock issued under the private placement carries a one-year trading restriction from the date of issue. In addition the Company issued 200,000 non-transferable share purchase warrants exercisable at $1.00. The warrants have a two-year term and each warrant is exercisable for one restricted common share.

          (ii) On February 25, 2002, the Board of Directors approved a private placement to an officer and director of the Company. Under the terms of the private placement, the Company would issue 1,000,000 common shares at $0.05 per share and issue warrants to purchase up to an additional 1,000,000 common shares at $0.05 per share which are exercisable until March 1, 2007. The Company received the $50,000 proceeds in cash and the private placement closed on February 28, 2002.

               On August 1, 2002, the board of directors approved a resolution to amend the Escrow Agreement between the Company and an officer and director of the Company. The amendment provided for the release of the securities held in escrow in the event that the Company reported two consecutive fiscal quarters of positive earnings before interest, taxes, depreciation and amortization charges once all non-cash expenses are removed from the calculation of earnings, ("Adjusted EBITDA"). During the fiscal quarters ended March 31, 2002 and June 30, 2002, the Company reported positive Adjusted EBITDA. As a result, the conditions necessary for the release of the securities from escrow had been satisfied.

===============================================================================
MOVING BYTES INC. (formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

4.   Capital stock (continued):

          At August 1, 2002, compensation expense of $400,000, representing the intrinsic value of the shares and warrants eligible for release from escrow was recorded by a charge to contracting and consulting services.

     (d)  Stock options:

          The Company has a stock option plan, which allows the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The outstanding stock options expire at various dates ranging from January 25, 2003 to March 22, 2007 and vest according to the terms of the Company's stock option plan as may be amended by the individual stock option agreements.

          The following summarizes changes in stock options for the nine months ended September 30, 2002 and prior fiscal year reporting periods:


================================================================================
                       Nine months ended                            Year ended
                       September 30, 2002                    December 31, 2001
                  -----------------------------       --------------------------
                               Weighted average                 Weighted average
                     Shares      exercise price       Shares      exercise price
--------------------------------------------------------------------------------

Outstanding,
  beginning
  of period       5,481,300               0.27     4,725,890              $ 1.00
Granted             499,020               0.15     1,352,475                0.25
Forfeited          (981,200)              0.39      (597,065)               0.59
Exercised          (205,250)              0.10             -                   -
-------------------------------------------------------------------------------

Outstanding,
 end of period    4,793,870               0.11     5,481,300              $ 0.27
================================================================================

================================================================================
MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

4.   Capital stock (continued):

     (d)  Stock options:

================================================================================
The Company has the following stock options outstanding and vested at September 30, 2002:
================================================================================

                                       Total
                                      number            Vested         Price                   Expiry
-----------------------------------------------------------------------------------------------------

Directors                             40,000            40,000          0.25         January 25, 2003
Directors                             10,000            10,000          0.25           April 19, 2003
Employee                             100,000           100,000          0.10       September 18, 2003
Employees                            163,600            81,800          0.10         January 16, 2004
Employee                              20,000            15,000          0.10           March 14, 2004
Officer/Director/Employee            175,000           175,000          0.10             May 24, 2004
Employees                            160,000           130,000          0.10        September 13,2004
Officers/Directors                 1,000,000         1,000,000          0.10       September 29, 2004
Officer/Director                     500,000           500,000          0.10         January 25, 2005
Officer/Director/Employees           219,020           219,020          0.10        February 25, 2005
Officer/director                     750,000           750,000          0.10            March 9, 2005
Officers/Directors/Employees         550,000           550,000          0.10            June 26, 2005
Employees                             26,250            26,250          0.10            June 29, 2005
Directors/Employees/Consultants       95,000            75,000          0.30           August 1, 2005
Employees                            360,000           360,000          0.10         December 6, 2005
Director                             500,000           500,000          0.10         January 25, 2007
Officers/Employee/Consultants        125,000           125,000          0.25           March 22, 2007
-----------------------------------------------------------------------------------------------------

Total                              4,793,870         4,647,070
=====================================================================================================

     (e)  Repriced options:

          On February 25, 2002, the Company's Board of Directors approved a stock option repricing for options to purchase a total of 4,510,100 common shares. Under the repricing, certain holders of stock options, including directors and officers, had their existing stock options, which had an exercise price of $0.25 per share, repriced with the same terms, except the exercise price was reduced to $0.10 per share. At this repricing date, the new exercise price equaled the market price of the Company's common shares. At September 30, 2002, 4,354,850 repriced stock options remain outstanding. Incremental stock-based compensation recognized during the nine months ended September 30, 2002 for employee awards subject to variable accounting due to repricing transactions totaled $232,593.

================================================================================
MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

5.   Related party transactions:

     (a)  Payments to Consultants:

          During  the  nine  months  ended   September  30,  2002,  the  Company
          recognized consulting fees of $97,500 (2001 - $185,000) to a company controlled by a director of the Company.

     (b)  Consulting Agreements:

          (i) On March 1, 2002, the Company entered into a consulting agreement with J. Erik Mustad ("Mustad") the Company's Chief Executive Officer and a director, for the period March 1, 2002 to December 31, 2003 (the "Mustad Agreement"). The Mustad Agreement canceled and superceded all prior agreements between the Company and Mustad. Pursuant to the Mustad Agreement, Mustad will provide certain services to the Company in consideration of $6,000 per month through December 31, 2002 and $7,500 per month thereafter. The Mustad Agreement will expire December 31, 2003 (the "Initial Term") and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had Mustad been engaged for the entire Initial Term, payable at a rate of $6,000 per month through December 31, 2002 and at a rate of $7,500 from January 1, 2003 through December 31, 2003. In the event of termination other than for cause, Mustad will be paid a severance payment in the amount of $50,000 in addition to any other fees due under the Mustad Agreement. On October 15, 2002 the Company amended the Mustad Agreement (note 8(a)(i)).

          (ii) On March 1, 2002 the Company entered into a consulting agreement with Interven Capital Corporation ("Interven") and Mark M. Smith ("Smith") the Company's President and Chief Financial Officer and a director (Interven and Smith are referred to collectively as the "Consultant") for the period March 1, 2002 to December 31, 2003 (the "Interven Agreement"). The Interven Agreement canceled and superceded all prior agreements between the Company and Consultant. Pursuant to the Interven Agreement, Consultant will provide certain services to the Company in consideration of $13,750 per month through June 30, 2002 and $12,500 per month thereafter. The Interven Agreement will expire December 31, 2003 (the "Initial Term") and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had Consultant been engaged for the entire Initial Term, payable at a rate of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003. In the event of termination other than for cause, Interven will be paid a severance payment in the amount of $50,000 in addition to any other fees due under the Interven Agreement. On October 15, 2002 the Company amended the Interven Agreement (note 8(a)(ii)).

================================================================================
MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

5.   Related party transactions (continued):

     (c)  Private Placement:

          On August 1, 2002, the board of directors approved a resolution to amend the Escrow Agreement between the Company and an officer and director of the Company. The amendment provided for the release of the securities held in escrow in the event that the Company reported two consecutive fiscal quarters of positive earnings before interest, taxes, depreciation and amortization charges once all non-cash expenses are removed from the calculation of earnings, ("Adjusted EBITDA"). During the fiscal quarters ended March 31, 2002 and June 30, 2002, the Company reported positive Adjusted EBITDA. As a result, the conditions necessary for the release of the securities from escrow had been satisfied.

          At August 1, 2002, compensation expense of $400,000, representing the intrinsic value of the shares and warrants eligible for release from escrow was recorded.

6.   Commitments and Contingencies:

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

================================================================================
MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

6.   Commitments and Contingencies (continued):

     (a)  Arbitration proceeding regarding Joseph Karwat agreement:

          The Company has recognized a $25,000 expense against the Arbitration Claim of which $15,207 has been paid through September 30, 2002.

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

     (c)  Finders fee agreement:

          The Company entered into a Finders Fee Agreement on June 14, 2002 with Glenara Associates of Panama City, Panama, under which the Company would pay to Glenara Associates a fee equal to $2,500 plus five percent of any proceeds it receives as a result of money raised from a prospective financing by Kalnes A/S of Oslo, Norway. In addition the Company would issue to Glenara Associates 333,333 shares of its restricted common stock upon receipt of the first $500,000 in financing by Kalnes A/S and 666,667 shares of its restricted common stock upon receipt of an additional $1,000,000 in financing by Kalnes A/S. On October 15, 2002, the Company amended the finders fee agreement (note 8(b)).

7.   Segmented information:

     The Company operates two business segments:

     (a) the purchase of telecommunication transmission time in bulk, on a wholesale basis from third party carriers, and reselling of time and access to business end users - "business communication services"; and

     (b) electronic messaging, document processing and management, and personal communications solutions - "electronic media services".

================================================================================
MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

7.   Segmented information (continued):

     Operating information related to the Company's material operating segments are as follows:


          =====================================================================================================
                                                   Business                         Electronic
          Three months ended                 communications                              media
          September 30, 2002                       services        Corporate          services            Total
          -----------------------------------------------------------------------------------------------------

          Revenue                               $   949,728      $         -     $     143,590    $   1,093,318
          Gross profit                              337,187                -           102,222          439,409
          Amortization                                2,951            8,853            23,607           35,411
          Segment assets                            756,201          590,024           934,910        2,281,135
          Expenditures for segment equipment         29,642                -            93,865          123,507
          Goodwill                                        -                -           600,000          600,000
          =====================================================================================================

          =====================================================================================================
                                                   Business                         Electronic
          Three months ended                 communications                              media
          September 30, 2001                       services        Corporate          services            Total
          -----------------------------------------------------------------------------------------------------

          Revenue                            $    1,065,918      $         -     $     314,041    $   1,379,959
          Gross profit                              421,367                -           232,092          653,459
          Depreciation and amortization               6,769           53,794            20,309           80,872
          Segment assets                            749,106          389,123         2,607,872        3,746,101
          Expenditures for segment equipment         36,518                -           109,555          146,073
          =====================================================================================================

          =====================================================================================================
                                                   Business                         Electronic
          Nine months ended                  communications                              media
          September 30, 2002                       services        Corporate          services            Total
          -----------------------------------------------------------------------------------------------------

          Revenue                            $    2,919,645      $         -     $     547,854    $   3,467,499
          Gross profit                            1,113,167                -           417,198        1,530,365
          Amortization                                8,747           26,241            69,975          104,963
          Segment assets                            756,201          590,024           934,910        2,281,135
          Expenditures for segment equipment         41,794                -           132,348          174,143
          Goodwill                                        -                -           600,000          600,000
          =====================================================================================================

          =====================================================================================================
                                                   Business                         Electronic
          Nine months ended                  communications                              media
          September 30, 2001                       services        Corporate          services            Total
          -----------------------------------------------------------------------------------------------------

          Revenue                            $    3,264,004      $         -     $   1,322,877    $   4,586,881
          Gross profit                            1,246,966                -           910,922        2,157,888
          Depreciation and amortization(1)           20,681          163,222            62,047          245,950
          Segment assets                            749,106          389,123         2,607,872        3,746,101
          Expenditures for segment equipment         75,242                -           176,480          251,722

          (1)  Includes the amortization of goodwill of Electronic Media Services.
          =====================================================================================================

================================================================================
MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

7.   Segmented information (continued):

     The Company operates primarily in the United States through MBI, its U.S. subsidiary. All of the Company's revenues are generated in the United States. The following table sets out the location of the Company's assets as at the end of the periods presented:

          ====================================================================================================
                                                        United States              Canada         Consolidated
          ----------------------------------------------------------------------------------------------------

          September 30, 2002                          $     1,691,111             590,024            2,281,135
          December 31, 2001                                 1,884,068             367,868            2,251,936
          ====================================================================================================

8.   Subsequent events:

     (a)  Consulting Agreements:

          (i) On October 1, 2002, the Company entered into an amendment (the "Mustad Agreement Amendment") to the consulting services agreement (the "Mustad Agreement") effective as of March 1, 2002, between J. Erik Mustad ("Mustad") pursuant to which in the event of an equity or equity like financing of the Company in a minimum amount of Two Million US dollars ($2,000,000) (the "Financing") the Company will increase the amount payable to Mustad under the Mustad Agreement to Nine Thousand US dollars (US$9,000) per month through December 31, 2002 and Ten Thousand US dollars (US$10,000) per month through December 31, 2003, and on any renewal thereof. The change in compensation would take effect in the month in which the Financing is received by the Company. In addition the stipulation requiring the Company to pay Mustad a severance payment in the amount of $50,000 in the event of a termination of the agreement prior of the end of its Initial term, other than for cause, was eliminated.


          (ii) On October 1, 2002, the Company entered into an amendment (the "Interven Agreement Amendment") to the consulting services agreement (the "Interven Agreement") effective as of March 1, 2002, between Interven Capital Corporation ("Interven"), Mark M. Smith ("Smith"), pursuant to which in the event of an equity or equity like financing of the Company in a minimum amount of Two Million US dollars ($2,000,000) (the "Financing") the Company will increase the amount payable to Interven under the Interven Agreement to Fifteen Thousand US dollars (US$15,000) per month through December 31, 2003, and on any renewal thereof. The change in compensation would take effect in the month in which the Financing is received by the Company. In addition the stipulation requiring the Company to pay Interven a severance payment in the amount of $50,000 in the event of a termination of the agreement prior of the end of its Initial term, other than for cause, was eliminated.

================================================================================
MOVING BYTES INC.
(formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

8.   Subsequent events (continued):

     (b)  Finders fee agreement:

          On October 15, 2002, the Company amended the terms of the finders fee agreement dated June 14, 2002 with Glenara Associates (note 6(c)). Under the amended terms the Company would pay to Glenara Associates a fee equal to $2,500 plus one percent (1%) of the first five million US dollars (US$5,000,000) and two percent (2%) of next ten million US dollars (US$10,000,000) of any proceeds it receives up to fifteen million US dollars (US$15,000,000) as a result of money raised from a prospective financing by Kalnes A/S of Oslo, Norway. In addition the Company would issue to Glenara Associates 333,333 shares of its restricted common stock upon receipt of the first $500,000 in financing by Kalnes A/S and 666,667 shares of its restricted common stock upon receipt of an additional $1,000,000 in financing by Kalnes A/S.

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

The  Registrant  cautions  readers  not to  place  undue  reliance  on any  such forward-looking  statements,  which  speak  only  as  of  the  date  made.  Such forward-looking statements are based on the beliefs and estimates of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, and failure to capitalize upon access to new markets and services segments. Additional risks and uncertainties that may affect forward-looking statements about the Registrant's business and prospects include the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in execution of sales and marketing strategy, and other factors set forth under "Risk Factors" in the Registrant's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission, which could have an immediate and material adverse effect. The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The financial statements of Moving Bytes Inc., formerly E*Comnetrix Inc., (the "Company" or the "Registrant") are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (US
GAAP). The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, included elsewhere in this quarterly report.

Nature of Business

The Company, through its wholly-owned subsidiary Moving Bytes, Inc. ("MBI"), sells telecommunication and data, transmission and access services ("Business Communications Services"), and electronic messaging, and electronic document processing and management, and personal communications services ("Electronic Media Services") to commercial customers.

Critical Accounting Policies

The Company's discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. The Company believes the following are the critical accounting policies used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. The Company had a loss of $636,539 but generated cash flow from operations of $330,215 for the nine month period ended September 30, 2002 and increased its cash position to $590,024 at September 30, 2002 from $387,868 at December 31, 2001. For fiscal 2002, Management is projecting positive cash flow from operations and sufficient cash to fund its anticipated cash requirements. There can be no assurance that Management's projections will be achieved.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. As the Company had remeasured the underlying value of goodwill to its fair value at December 31, 2001, no adjustment arose on adoption of SFAS 142 on January 1, 2002. The non-amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired has been adopted at January 1, 2002. During the nine months ended September 30, 2001, goodwill amortization was $227,960.

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

Results of Operations
Three Months and Nine Months Ended September 30, 2002 and 2001

Revenue. Revenue for the three months ended September 30, 2002 ("Q3 2002") decreased to $1,093,318 compared to $1,379,959 for the three month period ended September 30, 2001 ("Q3 2001"). This represents a decrease of 20.8% from Q3 2001 to Q3 2002. Revenue for the nine month period ended September 30, 2002 ("YTD 2002") was $3,467,499 compared to $4,586,881 for the nine month period ended September 30, 2001 ("YTD 2001"), a decrease of 24.4%.

The decrease in revenues for YTD 2002 and Q2 2002 resulted primarily from a decrease in demand for the Company's Electronic Media Services. Electronic Media Services accounted for revenues of $314,041 in Q3 2001, compared to $143,591 for Q3 2002, a decrease of 54.3%, and $1,322,877 for YTD 2001, compared to $547,854 for YTD 2002, a decline of 58.6%. Segmented revenue for Business Communications Services was $949,728 for Q3 2002 compared to $1,065,918 in Q3 2001 and $2,919,645 YTD 2002 compared to $3,264,004 YTD 2001. Business Communications Services comprised 87% and Electronic Media Services comprised 13%, of total revenue for Q3 2002.

The Company believes that current economic conditions have led to a significant YTD decline in demand for the Company's Electronic Media Services, which include electronic messaging solutions, supported by the Company's gooeymailTM suite of services. This decline may be expected to persist for the foreseeable future. In response to this decline, the Company has repurposed its existing technology, and has invested in new technology, in order to enter into the electronic document processing and management and personal communications segments. The Company intends to offer electronic document processing and management and personal communications as part of its Electronic Media Services.

The Company believes that Electronic Media Services revenues may reverse current negative growth trends if the Company can successfully commercialize its electronic document processing and management and personal communications services. If its efforts are successful, the Company anticipates that Electronic Media Services revenues may increase by the first quarter of fiscal 2003. There can be no assurance that the Company will be successfully commercialize its electronic document processing and management and personal communications services or that Management's projections will be met.

The Company believes that downward pressure on pricing in the telecommunications industry as a whole has negatively impacted its Business Communications Services operations. The Company anticipates that prices within the telecommunications industry may continue to decline as capacity of carriers exceeds demand, which may cause future declines in telecommunications revenues for the markets currently served by the Company.

The Company believes that the combined effects of i) current economic conditions, ii) a slow down in electronic marketing spending, iii) downward pressure on pricing in the telecommunications industry, and iv) increased competition, have caused the Company to experience negative revenue growth over the past twelve months. The Company expects that the current economic conditions may continue to negatively impact results of operations for the fourth quarter of fiscal 2002 and the first two quarters of fiscal 2003.

The Company does not anticipate that recent bankruptcies, liquidations and consolidations in the telecommunications industry will have a material impact on its operations or disrupt service for the Company by its underlying carriers, MCI/WorldCom and Qwest Communications. Approximately 85% of the Company's Business Communications customers are serviced by MCI/WorldCom and 15% are serviced Qwest Communications. All of the Company's Electronic Media Services business is serviced by Qwest Communications. The Company has prepared contingency plans to move Business Communications customers from either of its underlying carriers to the other if there are disruptions in services or deterioration in service quality. There can be no assurance that the Company's contingency plans will be successful. Any failure in the implementation of the Company's contingency plans may have a material adverse effect on the Company's business and results of operations.

Gross Profit and Gross Margin. Gross profit on sales decreased to $439,409 in Q3 2002 from $653,459 in Q3 2001, down 32.8%. Gross margins were 40% of sales in Q3 2002 as compared to 47% in Q3 2001. Gross profits were $1,530,365 YTD 2002, compared to $2,157,888 YTD 2001, a decrease of 29.1%. Gross profits declined primarily due a drop in revenue, particularly in Electronic Media Services which produces relatively higher gross margins than Business Communications Services, resulting in a more material impact on results.

In Q3 2002, Electronic Media Services gross margins were 71%, compared to 36% for Business Communications Services. In Q3 2001, Electronic Media Services gross margins were 74% and 40% respectively. Gross margins were down due to lower retail pricing in response to competition. Electronic Media Services gross profits were $102,222 on revenue of $143,590 compared to $337,187 for Business Communications Services on revenue of $949,728. To the extent that the Company can reverse the current trend and increase its Electronic Media Services revenue relative to its Business Communications Services revenue, it believes that it can increase its average gross margins.

The Company believes that gross margins in both Business Communications and Electronic Media Services may continue to decline as a result of downward pressure on prices as a result of increased competition. Additionally, the Company's costs for underlying services may increase due to recent economic events in the telecommunications industry. These trends may have a material adverse effect on the Company's results of operations and business.

Personnel Expenses. The Company's cash costs for salaries decreased from $483,744 in Q3 2001 to $285,477 in Q3 2002. Non-cash compensation expense related to repriced stock options was $97,080 as compared to $0 in Q3 2001. Including non-cash compensation expense total salaries for Q3 2002 was $382,557 as compared to a total of $483,744 in Q3 2001 down 20.9% and $1,103,245 YTD 2002 as compared to $1,556,416 YTD 2001 down 29.1%.

Decreases in cash compensation for salaries resulted from a streamlining of operations and a related reduction in personnel. The Company believes that it has sufficient personnel to support growth of its operations until such time as its revenue growth rate significantly increases. The Company may be required to make additional changes to decrease personnel costs if revenues continue to fall in the fourth quarter of fiscal 2002. The Company continues to develop automated systems designed to decrease its dependence on personnel. These automated systems are anticipated to allow the Company to grow revenue faster than the commensurate growth in personnel costs.

In the event that the Company's revenue forecasts for electronic document processing and management, and personal communication services are not achieved, the Company may be required to further reduce its personnel costs. Any reduction from current levels in the Company's personnel costs attributable to layoffs or pay reductions may have a material adverse effect on the Company's business and results of operations.

Cash based contract and consulting services fell to $58,260 in Q3 2002 from $68,580 in Q3 2001. Cash consulting services costs decreased over the prior year's quarter due to a reduction in contract payments to certain officers of the Company. Total contract and consulting services expenses, including $3,384 in non-cash compensation related to stock options grants and $400,000 related to the satisfaction of all of the conditions necessary for the release of shares pursuant to the Escrow Agreement between the Company and an officer and director of the Company were $461,644 in Q3 2002 up from $68,580 in Q3 2001.

Legal, Accounting, Rent, Bad Debt. Legal and accounting expenditures decreased from $52,216 in Q3 2001 to $27,981 in Q3 2002 and decreased from $112,196 YTD
2001 to $108,934 YTD 2002. Expenditures during the period were primarily related to the Company's legal defense of matters related to Karwat Agreement.

Rent increased to $45,465 from $40,001 in Q3 2001 and decreased to $143,928 YTD 2002 down from $202,754 YTD 2001. The Company experienced decreased rent over the comparative periods due to the relocation of its executive offices and operations center in July 2001.

During Q3 2002, the Company did not recognize any bad debts or bad debt recoveries.

Other General and Administrative Expenses. Other general and administrative costs were $57,526 in Q3 2002, down from $79,006 in Q3 2001 and $207,210 YTD
2002 down from $359,536 YTD 2001. These decreases were due to reductions in operating expenditures resulting from strict cost controls and the streamlining of operations in response to revenue declines. The Company believes that it can continue to control general and administrative costs relative to changes in revenue.

Amortization. Amortization costs during Q3 2002 were $35,411 down from $80,872 in Q3 2001 and were $104,963 YTD 2002 down from $245,950 YTD 2001. The decreases were due to discontinuing the amortization of goodwill in fiscal 2002 associated with the acquisition of EDI as a result of adoption of SFAS No. 142.

Operating Income. Net operating loss was $571,175 in Q3 2002, compared to an operating loss of $150,960 in Q3 2001. Operating loss YTD 2002 was $639,809 as compared to an operating loss of $733,048 YTD 2001. YTD 2001's operating loss includes goodwill amortization of $227,960. YTD 2002's quarterly loss includes stock-based compensation expense of $653,026. Similar amounts were not incurred in the comparable year.

Net Loss for the Period. Net loss for Q3 2002 was $572,803 compared to a loss of $160,681 in Q3 2001. The loss YTD 2002 was $636,539 as compared to a loss of $689,597 YTD 2001. The Company had basic diluted net loss of $0.04 per share in Q3 2002, compared to a loss of $0.01 per share in Q3 2001 and loss of $0.05 YTD 2002, compared to a loss of $0.05 YTD 2001.

Liquidity and Capital Resources

At September 30, 2002, the Company had working capital of $758,114, including cash and equivalent balances of $590,024 up from respective balances of $752,838 in working capital and $367,868 in cash and cash equivalents at December 31, 2001. Working capital grew by 0.7%, or $5,276 year to date and cash and equivalent balances grew 60.4% or $222,156 year to date. The change in working capital, and cash and cash equivalent balances was due in part to the Company's implementation of financial management controls.

The Company believes that its working capital together with cash flow from its operations will be sufficient to fund its cash requirements through the year ended December 31, 2002 and the first quarter of fiscal 2003.

Accounts receivable were down from $824,661 at December 31, 2001 to $559,105 at September 30, 2002, or 32.2% due to a combination of increased Company collection efforts and reduced revenues during the period. Accounts receivable primarily represents collectable amounts from the previous ninety days sales.

Accounts payable, accrued liabilities, commission payable, telecom taxes payable and current lease obligations decreased from $448,914 at December 31, 2001 to $396,601 at September 30, 2002. The Company believes that it is managing its short term liabilities commensurate with accounts receivable collections.

The Company has no long term debt obligations other than assets under capital leases which total $28,529 at September 30, 2002. The Company has entered into no derivative financial instrument arrangements to September 30, 2002.

During Q3 2002, the Company used $4,440 in cash from operations and decreased cash balances by $109,507 as compared to using $39,975 in cash flow on operations and reducing cash balances by $189,278 in Q3 2001. YTD 2002 the Company generated $330,215 in cash flow from operations and increased cash balances by $222,156, compared to using $435,899 in cash on operations and reducing cash balances by $436,736 YTD 2001.

Although the Company believes it has sufficient working capital and will receive sufficient revenues from operations to fund its operations, there can be no assurance that the Company's actual expenditures will not exceed projected expenditures or that the Company will have sufficient revenues from operations to meet its actual expenditure requirements. In addition, the Company may require additional working capital due to expand into the electronic document processing and management, and personal communication segments. If the Company's revenues from operations are insufficient to fund its operations, there can also be no assurance that additional financing, if any, will be available on terms acceptable to the Company to fund its working capital requirements.

If the actual expenditures to expand into the electronic document processing and management, and personal communication segments exceed the estimated costs, or if events occur that require additional expenditures, the Company will be required to raise additional financing or to defer expenditures to meet other obligations. The failure to meet certain expenditures may cause the Company to default on material obligations or to delay expansion into the electronic document processing and management, and personal communication segments, and any such default may have a material adverse effect on the Company's business and results of operations.

During Q3 2002, the Company's cash capital expenditures, not including capital lease payments, for equipment and software were $123,507. For the fourth quarter of fiscal 2003 the Company has forecasted capital expenditures related to third party software development in the amount of $65,000, custom software application purchases in the amount of $60,000, and capital equipment and standard application software purchases in the amount of $225,000. The Company believes that these capital expenditures may be required in order to effect its expansion into the electronic document processing and management, and personal communication segments. The Company believes that capital expenditures may partially be financed through equipment lease facilities. If required capital expenditures exceed the availability of lease facilities, the Company will be required to raise additional financing or to defer those capital expenditures. Deferring of required capital expenditures may have a material adverse effect on the Company's business and results of operations.

During Q3 2002, the Company issued 200,000 shares of common stock from the exercise of stock options and received $20,000.

Related Party Transactions

On August 1, 2002, the board of directors approved a resolution to amend the Escrow Agreement between the Company and an officer and director of the Company. The amendment provided for the release of the securities held in escrow in the event that the Company reported two consecutive fiscal quarters of positive earnings before interest, taxes, depreciation and amortization charges once all non-cash expenses are removed from the calculation of earnings (defined as "Adjusted EBITDA"). During the fiscal quarters ended March 31, 2002 and June 30, 2002, the Company reported positive Adjusted EBITDA. As a result, the conditions necessary for the release of the securities from escrow had been satisfied.

At August 1, 2002, compensation expense of $400,000, representing the intrinsic value of the shares and warrants eligible for release from escrow was recorded.

Issuance of Stock Options

On August 1, 2002, certain directors, contractors and employees were issued 95,000 incentive stock options. The following table sets forth their cumulative issuances as a group:


    =========================================================================
    Group                     Number        Price (USD$)              Expiry
    -------------------- ------------ ------------------- -------------------

    Directors                 50,000            $  0.30        August 1, 2005
    Contractors               25,000            $  0.30        August 1, 2005
    Employees                 20,000            $  0.30        August 1, 2005
    =========================================================================

Business Outlook

Current economic slowdown and industry conditions may affect the Company's future results of operations, which may result in fluctuation of revenues, expenses and gross margin in future periods. The Company believes that the combined effects of i) current economic conditions, ii) a slow down in electronic marketing spending, iii) downward pressure on pricing in the telecommunications industry, and iv) increased competition have caused the Company to experience negative revenue growth and lower gross profits over the past twelve months. The Company expects that the current economic conditions may continue to negatively impact results of operations for the fourth quarter of fiscal 2002 and the first two quarters of fiscal 2003. A material decline in the demand for the Company's products or services may have a material adverse effect on the Company's results of operations and business strategy in 2002 and 2003.

The economic uncertainties in the markets and industries in which the Company competes make it difficult to predict the Company's results for the fourth quarter of 2002 and for fiscal 2003. In particular, the revenue for the Company's Electronic Media Services decreased 54.3% in Q3 2002 when compared to Q3 2001 and 58.6% YTD 2002 when compared to YTD 2001. In addition, a portion of the Company's revenues is generated through sales of capacity for which the underlying carriers are WorldCom and Qwest. Although the Company has contingency plans should service from these carriers be disrupted, it is not certain that developments at WorldCom and Qwest will not, directly, or indirectly, impact the Company. The Company continues to consider possible strategic alternatives, including, but not limited to, a sale of the Company or its subsidiary, a strategic transaction, a debt and/or equity financing or restructuring, a public or private sale of debt or equity securities or assets, and/or acquisition, merger, consolidation, reorganization, recapitalization or other business combination. There can be no assurance that the Company will enter any of these strategic transactions.

ITEM 3.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           Part II. Other Information

Item 1. Legal Proceedings.

(a)  Arbitration Proceeding Regarding Joseph Karwat Agreement:

     On January 29, 2002, the Company's board of directors terminated an employment agreement dated August 7, 2000 (the "Karwat Agreement") between Joseph Karwat ("Karwat") and the Company. Under the Karwat Agreement, in the event of the termination of agreement by the Company other than for cause, including constructive dismissal, the Company would be required to pay to Karwat a single lump sum severance payment of One Hundred and Fifty Thousand dollars ($150,000)(the "Severance Pay") and, in the event of the termination of Karwat by the Company, other than for cause, Thirty Seven Thousand Five Hundred dollars ($37,500) under a ninety (90) day notice requirement (the "Notice Pay").

     The Company believes that it terminated the Karwat Agreement for cause and that it therefore has no obligation to pay to Karwat the Severance Pay or the Notice Pay generally described in the Karwat Agreement.

     Under the terms of the Karwat Agreement, on April 12, 2002, Karwat filed a demand for binding arbitration (the "Demand for Arbitration") alleging that the Company terminated his employment without cause and therefore breached the agreement. In the Demand for Arbitration, Karwat also alleges defamation, fraudulent inducement, misrepresentation and violation of the California Labor Code. Karwat seeks relief in the amount of $204,807 plus compensatory and punitive damages, attorney's fees and interest (the "Arbitration Claim").

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

     The Company has recorded a $25,000 expense against the Arbitration Claim of which $15,207 has been paid as at September 30, 2002.

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

     Concurrently, the board of directors, acting as Plan Administrator of the Company's Amended and Restated Stock Option Plan 2000, terminated 325,000 incentive stock options issued to Karwat, and froze all further transfers of common stock held in the name of Joseph Karwat pending the outcome of the counter claim.

     The Company did not stipulate the amount of relief sought.

Item 2. Changes in Securities.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

(a)  Change in Director:

     On October 1, 2002 the Board of Directors accepted the resignation of a director Trevor Gibbs, and under its power appointed Ernie Kelly to replace Trevor Gibbs on the Board of Directors. Mr. Gibbs resigned from the board of directors for personal reasons.

     Since May 2002 Mr. Kelly has been a senior advisor with the KDW Group LLC, which provides business and financial consulting services to the telecommunications, Internet and related industries. Prior to this he had served since 1993 as the President of the Association of Communications Enterprises (ASCENT) a trade association representing over 800 telecommunications companies. ASCENT represented the largest number of competitive communications services providers of any association in the industry.

     Mr. Kelly is not a director of a public company other than the Company.

(b)  Related Party Transactions:

     On August 1, 2002, the board of directors approved a resolution to amend the Escrow Agreement between the Company and Mark Smith, an officer and director of the Company. The amendment provided for the release of the securities held in escrow in the event that the Company reported two consecutive fiscal quarters of positive earnings before interest, taxes, depreciation and amortization charges once all non-cash expenses are removed from the calculation of earnings (defined as "Adjusted EBITDA"). During the fiscal quarters ended March 31, 2002 and June 30, 2002, the
     Company reported positive Adjusted EBITDA. As a result, the conditions necessary for the release of the securities from escrow had been satisfied. At August 1, 2002, compensation expense of $400,000, representing the intrinsic value of the shares and warrants eligible for release from escrow was recorded.

     On March 1, 2002, the Company entered into a consulting agreement with J. Erik Mustad ("Mustad") the Company's Chief Executive Officer and a director, for the period March 1, 2002 to December 31, 2003 (the "Mustad Agreement"). The Mustad Agreement canceled and superceded all prior agreements between the Company and Mustad. Pursuant to the Mustad
     Agreement, Mustad will provide certain services to the Company in consideration of $6,000 per month through December 31, 2002 and $7,500 per month thereafter. The Mustad Agreement will expire December 31, 2003 (the "Initial Term") and will be automatically renewed for additional one-year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had Mustad been engaged for the entire Initial Term, payable at a rate of $6,000 per month through December 31, 2002 and at a rate of $7,500 from January 1, 2003 through December 31, 2003. In the event of termination other than for cause, Mustad will be paid a severance payment in the amount of $50,000 in addition to any other fees due under the Mustad Agreement.

     On October 1, 2002, the Company entered into an amendment (the "Mustad Agreement Amendment") to the consulting services agreement (the "Mustad
     Agreement")  effective  as  of  March  1,  2002,  between  J.  Erik  Mustad
     ("Mustad") pursuant to which in the event of an equity or equity like financing of the Company in a minimum amount of Two Million US dollars ($2,000,000) (the "Financing") the Company will increase the amount payable to Mustad under the Mustad Agreement to Nine Thousand US dollars (US$9,000) per month through December 31, 2002 and Ten Thousand US dollars (US$10,000) per month through December 31, 2003, and on any renewal thereof. The change in compensation would take effect in the month in which the Financing is received by the Company. In addition the stipulation requiring the Company to pay Mustad a severance payment in the amount of $50,000 in the event of a termination of the agreement prior of the end of its Initial term, other than for cause, was eliminated.

     On March 1, 2002, the Company entered into a consulting agreement with Interven Capital Corporation ("Interven") and Mark M. Smith ("Smith") the Company's President and Chief

     Financial Officer and a director (Interven and Smith are referred to collectively as the "Consultant") for the period March 1, 2002 to December 31, 2003 (the "Interven Agreement"). The Interven Agreement canceled and superceded all prior agreements between the Company and Consultant. Pursuant to the Interven Agreement, Consultant will provide certain services to the Company in consideration of $13,750 per month through June 30, 2002 and $12,500 per month thereafter. The Interven Agreement will expire December 31, 2003 (the "Initial Term") and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had Consultant been engaged for the entire Initial Term, payable at a rate of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003. In the event of termination other than for cause, Interven will be paid a severance payment in the amount of $50,000 in addition to any other fees due under the Interven Agreement.

     On October 1, 2002, the Company entered into an amendment (the "Interven Agreement Amendment") to the consulting services agreement (the "Interven Agreement") effective as of March 1, 2002, between Interven Capital Corporation ("Interven"), Mark M. Smith ("Smith"), pursuant to which in the event of an equity or equity like financing of the Company in a minimum amount of Two Million US dollars ($2,000,000) (the "Financing") the Company will increase the amount payable to Interven under the Interven Agreement to Fifteen Thousand US dollars (US$15,000) per month through December 31, 2003, and on any renewal thereof. The change in compensation would take effect in the month in which the Financing is received by the Company. In addition the stipulation requiring the Company to pay Interven a severance payment in the amount of $50,000 in the event of a termination of the agreement prior of the end of its Initial term, other than for cause, was eliminated.

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

10.53(9)       Lease Agreement related Watergate Property dated June 28, 2001

10.54(10)      Non-Transferable  Share Purchase  Warrant issued to Mark M. Smith by E*Comnetrix Inc. dated February 25, 2002.

10.55(10)      Subscription  Agreement by and between  E*Comnetrix Inc. and Mark
               Smith dated effective as of February 25, 2002.

10.56(10)      Escrow Agreement by and among  E*Comnetrix  Inc., Mark Smith, and
               J. Erik Mustad made as of March 1, 2002.

10.57 Amended Escrow Agreement by and among Moving Bytes Inc., Mark Smith, and J. Erik Mustad made as of August 1, 2002.

10.58 Amended Consulting Services Agreement by and between Moving Bytes Inc. and Interven Capital Corporation and Mark Smith dated October 1, 2002

10.59 Amended Consulting Services Agreement by and between Moving Bytes Inc. and J. Erik Mustad dated October 1, 2002

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

     (b)  Reports on Form 8-K.
     (c)  Form 8-K filed on July 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      MOVING BYTES INC.
                                      (Registrant)
Date:    November 14, 2002            By: /S/ Mark M. Smith
                                          --------------------------------------
                                      Mark M. Smith
                                      President, Chief Financial Officer and
                                      Director

                                 CERTIFICATIONS

                            SECTION 302 CERTIFICATION

I, J. Erik Mustad, certify that:

1. I have reviewed this quarterly report of Moving Bytes Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                            By:      /s/ J. Erik Mustad
                                     -----------------------------------
                                     J. Erik Mustad, Chief Executive Officer
                                     November 14, 2002

                            SECTION 302 CERTIFICATION

I, Mark Smith, certify that:

1. I have reviewed this quarterly report of Moving Bytes Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  By:      /S/ Mark M. Smith
                                           --------------------------
                                           Mark Smith, Chief Financial Officer

                                           November 14, 2002