Form 10KSB
period 2002-12-31
MOVING BYTES INC
filed 2003-03-28
CIK 1085104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: December 31, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number:   0-30058

MOVING BYTES INC.
(Exact name of small business issuer in its charter)

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

5858 Horton St., Ste. 101 Emeryville, California (Address of principal executive offices)	94608 (Zip Code)

Issuer's telephone number:   (510) 985-1033

Securities Registered Under Section 12(b) of the Exchange Act:	None

Securities Registered Under Section 12(g) of the Exchange Act:	Common Shares (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

        State the issuer’s revenue for its most recent fiscal year: $4,513,377

        State the aggregate market value of voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of a specified date within the past 60 days: $1,326,572 as of March 7, 2003 based on the average bid and asked price of $0.09 per share as quoted on the National Association of Securities Dealer over the counter bulletin board.

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The issuer had 14,739,691 common shares issued and outstanding as of March 7, 2003.

      Documents Incorporated by Reference:

      None

PART I

Note Regarding Forward-Looking Statements

        Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” including, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company’s limited operating history, competition, the Company’s ability to penetrate the document processing and management industry, the telecommunications regulatory environment, dependency upon facility based carriers, dependency on the integrity of call records, minimum volume commitments, dependency on effective information systems, dependency on key personnel and other risks associated with the telecommunications and the document management industries. See “Description of Business — Risk Factors.” Such statements are included, among other places, in this document under the headings “Description of Business,” “Description of Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

        The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY OF THE COMPANY

        Moving Bytes Inc. (the “Company” or “Registrant”) markets and sells electronic document processing and management services, and telecommunications voice and data services. The Company was incorporated under the Company Act of British Columbia, Canada, on December 23, 1991, under the name “Jackpine Mining Co. Inc.” The Company’s common shares listed for trading on the Vancouver Stock Exchange (now known as the TSX Venture Exchange) (“VSE”) under the symbol “UVT” on December 20, 1993 and delisted from the VSE on January 31, 2000. The Company’s common shares have been quoted on the NASD Over the Counter Bulletin Board since September 7, 1999, first, under the symbol “YDSLF”, under the symbol “ECNXF” from June 20, 2000 through July 31, 2002 and under the symbol “MBYTF” from July 31, 2002 to the present.

        On June 19, 2000, the Company continued under the Canada Business Corporations Act and changed its name to E*Comnetrix Inc.

        On July 24, 2002 the Company changed its name to Moving Bytes Inc.

        On September 15, 2000, the Company acquired 90.28% of the common capital stock of Exstream Data, Inc. (“EDI”), a California corporation, in a share exchange transaction. As a result of the transaction, the Company issued 2,703,036 common shares and assumed 199,515 share purchase options with exercise prices ranging from $0.48 to $1.00. The Company consolidated the accounts of EDI in its financial statements and information subsequent to September 15, 2000. On January 19, 2001, the Company purchased the 9.72% it had not previously purchased by issuing 291,128 restricted common shares, bringing the Company’s interest in EDI to 100%.

        On September 15, 2000, the Company acquired 89.5% of the common capital stock of MovingBytes.com Inc. (“MBCI”), a Nevada corporation, in a cash purchase transaction for $511. The Company consolidated the accounts of MBCI in its financial reports subsequent to September 15, 2000. In December 2000, the Company wound up and dissolved MBCI.

        On September 19, 2000, the Company formed Moving Bytes Broadband Corporation (“MBI”), a Nevada Corporation, and Layer 427, Inc. (“L427”), a Nevada Corporation.

        On March 31, 2001, the Company merged USV Telemanagement Inc., a California corporation and wholly-owned subsidiary of the Company, and MBB. There were no material financial effects as a result of the merger.

        On August 20, 2001, the Company renamed MBI to Moving Bytes, Inc.

        On September 30, 2001 the Company wound up and dissolved L427. During the year ending December 31, 2001, L427 had no revenues, profits or material losses.

        On September 30, 2001 the Company merged EDI and MBI, with MBI remaining as the surviving company and as the Company’s sole subsidiary.

        Neither the Company nor any of its subsidiaries have been involved in any bankruptcy, receivership or other similar proceeding.

BUSINESS OF THE COMPANY

        The Company, through its wholly-owned subsidiary MBI, sells electronic document processing and management services (“Electronic Media Services”), and telecommunications voice and data services (“Business Communications Services”) to commercial customers.

Electronic Media Services

         Overview

        Since 1989, MBI has been providing, as an applications service provider (“ASP”), outsourced e-mail and fax centric electronic document delivery services to organizations of all sizes. Beginning with fax broadcast services, MBI has broadened its product line to include enhanced fax services, e-mail broadcast, and expanded document processing and management solutions. MBI revenue from these services in 2002 was $711,163 (2001 — $1,537,856).

        MBI’s revenue mix in Electronic Media Services was derived from fax, e-mail and image based document processing and is generally based on usage. MBI purchases underlying services on a wholesale basis, and resells it to end users in the form of inbound and outbound processing and transmission. In addition, some of MBI’s services contain fixed monthly fees which may be in addition to usage fees. Cost of services consists primarily of the cost of long distance transmission, internet access and other telecommunications related charges.

         The Document Processing Industry

        Although fax technology is acknowledged to be mature, according to Dataquest, a communications research firm, by 2004, the number of sheet fed fax machines sold is expected to rise to 8.4 million. Dataquest also forecasts that during that same time frame the average cost of a fax machine will fall by more than 33%. MBI plans to target its fax customers for conversion to e-mail related services which is expected offset the loss of fax customers over the long run.

        E-mail based technologies are more recent and the Company believes they provide a significantly higher probability for growth than fax based technologies. Estimates for the size of the U.S. on-line advertising market, which includes e-mail, range from $4.7 billion to $12.6 billion. GartnerG2, an on-line media consultancy, estimates that the US online advertising market will grow from an estimated $7.9 billion in 2001 to $18.8 billion by 2005. According to a recent study by the Winterberry Group, an on-line media consultancy, e-mail marketing and customer relationship management will grow 41% annually to $3.5 billion by 2005 up from $910 million in 2001.

        Document processing and management, the current product development focus of MBI , is expected to be a new opportunity for ASP’s such as the Company. According to International Data Corporation, the world’s leading provider of technology intelligence, industry analysis, and market data, the worldwide business process outsourcing (BPO) market is undergoing rapid transformation. The drive to leverage technology, the progression of the “XSP” model, the arrival of Web services, and a more cost-conscious customer are in combination, causing major shifts in BPO service provision and adoption. According to a study published by IDC in 2002, worldwide spending on BPO services totaled $712 billion in 2001 and are projected to grow to $1.2 trillion by 2006.

         Electronic Media Services Business Strategy

        MBI provides highly scalable, feature rich document processing and management services on an outsourced basis, e-mail and fax broadcast services and other services adjunct to electronic document receipt and delivery.

        MBI’s services have been continually refined to accommodate changes in technology and client requirements. As a result, MBI has both the hardware and the software infrastructure to provide highly customized solutions for a wide variety of high volume document processing applications. In the future, MBI is anticipated to provide a set of scalable, fully automated and seamlessly integrated, document processing and management solutions, on an ASP basis, targeted at document intensive vertical markets, including the legal, insurance, health and medical, real estate and mortgage, publishing, retail sales/warehousing, emergency services, and direct marketing industries. There can be no assurance that MBI can successfully expand its services offering, product features or sell services to its vertical markets targets. See “Note Regarding Forward-Looking Statements.”

        MBI’s current business strategy is to expand from being primarily a provider of e-mail and fax centric services in North America to becoming a global provider of document processing and management services for a variety of file types (voice, video e-mail, fax, paging, SMS, MMS, etc.) and forms of delivery agents and device types (internet, fax, cellular, pager, handheld devices including PDA’s, tablet PC’s, etc.). MBI has a fourteen year operating history in Electronic Media Services and currently provides Electronic Media Services to approximately 300 businesses world-wide. MBI intends to cross-sell new and enhanced products to existing clients and to capitalize on its development capabilities and experience to market its products to new clients.

        This strategy consists of three primary elements: (i) identifying new applications to serve target vertical markets; (ii) delivering new and enhanced services applying a mix of internally developed and licensed technology; and (iii) selling Electronic Media Services to target vertical markets, directly and through agent relationships .

        Identifying New Applications: Based upon market demand and analysis of key vertical target markets, MBI intends to:

•

Analyze customer feedback as the kinds of features and capabilities which customers believe they need in order to increase the value of, and to reduce the complexity and cost of, their business operations;

•

Analyze the needs of target vertical markets and the types of features and capabilities that they need in order to increase the value of, and to reduce the complexity and cost of, their business operations;

•	Introduce innovative document processing and management applications designed to augment current applications and technologies in use by current and prospective customers.

        Developing Document Processing and Management Services: MBI has established a two part parallel path designed to shorten the time to market for its service, which approach is intended to capitalize on MBI’s current core technology:

•	First, to internally develop interfaces and applications based on internally developed or licensed core applications; and

•	Second, to license core applications, outside of the Company’s intellectual domain, on which MBI can build robust service applications.

        Licensing of core applications may involve licensing software or reselling services provided by third-parties on a fee basis.

        Selling Document Processing and Management Services: MBI has established a four part approach which is expected to capitalize on its sales and marketing experience:

•	First, internally develop marketing materials and plans aimed at identifying and fulfilling the needs of target vertical markets (to be shared between its sales forces);

•	Second, develop an internal sales force who will target both enterprises in, and affinity groups supporting, key target vertical markets;

•	Third, enter into arms length third party, commission based, agent arrangements with large scale sales agency networks and value added resellers (VARs);

•

Fourth, enter into revenue sharing or licensing arrangements with large scale telecommunications and cellular operators, business service providers and software companies seeking to sell value added services which either consume both telephony and internet network capacities, or serve to augment and support their own application suites.

        MBI currently intends to fund operating and expansion costs from cash flow from operations, but may require additional financing as it expands its services offerings and target markets. There can be no assurance that MBI will successfully expand its services offerings and target markets or that revenues from its operations will be sufficient to fund such expansions. Any material changes to the current regulatory environment or to MBI’s current market may have an adverse effect on MBI’s Electronic Media Services business and results of operations. See “Note Regarding Forward-Looking Statements.”

         Electronic Media Services Operations

        MBI’s network services are provided by one or more independent companies, which provide switching and network services to MBI. These services must be operational twenty-four (24) hours a day, seven (7) days a week and must be available to MBI on a cost-effective basis. MBI’s client services group both trains and maintains new and existing accounts.

        MBI has built a proprietary, high-throughput, multi-threaded delivery engine for e-mail and fax delivery, giving clients confidence that their messages will be delivered in a timely manner. MBI continues to develop its proprietary systems to ensure leading-edge technology and reliability.

        MBI maintains and operates a proprietary 24 x 7 network operations center located in Emeryville, California. The operations center is tied directly into its long-distance carrier Qwest Communications, Inc. to ensure the best and fastest connections and is connected directly to the Internet through high-speed connections. The operations center also has complete power-backup and fail-safe systems.

        In order to provide MBI’s services, MBI has entered into carrier services contracts with Qwest Communications, Inc. and Focal Communications. See “Material Agreements”. In the future, MBI expects its total telecommunications costs per minute of traffic to decrease resulting from revised or new carrier contracts.

        MBI experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying carriers from fifteen to thirty days prior to when MBI’s clients pay for those services delivered by MBI. The timing gap requires substantial cash or cash equivalents to finance receivables, and it is anticipated that MBI may require additional working capital to fund future growth if MBI elects to aggressively expand into new geographical areas and to offer new services to end users. Currently, MBI believes it will have sufficient working capital and cash flows from operations to fund its planned operating and expansion costs.

However, there can be no assurance that MBI will not encounter delays or suffer adverse consequences if additional working capital is not available or if the gap between the billing and collection cycle is increased.

        Currently no aspect of the MBI’s Electronic Media Service business is regulated, although MBI does maintain and enforce strict acceptable use and anti spam polices, in accordance with applicable law. Proposed legislation regarding e-mail and fax spamming may have a material adverse impact on MBI’s ability to process its services and may have an adverse effect on MBI’s business and results of operations. See “Note Regarding Forward-Looking Statements.”

         MBI Electronic Media Services

        MBI serves customers who require high-quality, cost-effective, rapid and confirmed document processing and delivery. MBI has developed web based applications that enable customers to receive and deliver common or customized documents to an unlimited number of recipients around the world using its anywhere, anytime, document distribution network.

        E-mail broadcast services enable rapid distribution of e-mail documents and attachments to multiple recipients by sending a single transmission through MBI’s system to a database driven list of e-mail recipients. MBI software has the ability to reliably deliver high-volumes of e-mail messages to targeted audiences. Messages can be in text or HTML with graphics, attached files and multi-media content. Value added services targeted to on-line marketers include viral marketing and click through tracking and reporting.

        Fax broadcast services enable rapid distribution of documents to multiple recipients by sending a single transmission through MBI’s system to a database driven list of fax recipients. Value added services targeted to direct marketers include overlay or “mail merge” messaging.

        MBdox is MBI’s branded service for document processing and management. Users can upload, download, receive and send e-mails, faxes, image files and other documents. Inbound and address book driven outbound transmission of documents can be fully automated with store and forward and other customer defined options. Value added services include address book synchronization to Outlook and other PIM’s, a file folder facility and a zoomable on-line image viewer. MBdox also supports fax on demand and fax overflow services.

         Electronic Media Services Competition

        MBI’s services are used by a broad array of customers including those in industries including, but not limited to, the publishing, public relations and investor relations, mortgage banking, manufacturing, travel, electronics, legal and pharmaceutical industries. MBI’s current customer base is broadly diversified and MBI has no single domestic industry group accounting for greater than five percent (5%) of such revenues. MBI believes that this diversification limits its susceptibility to the business cycles of any particular industry or a general business downturn in any particular sector. In each of its target markets, MBI will face competition from larger, better capitalized competitors with greater resources.

        MBI competes based on a number of factors, such as customer service and support, service feature set and price. Of these factors, MBI believes that customer support and feature set are the most important for Electronic Media Services, with price being less of a critical competitive component.

        In an industry in which a broad range of delivery models is offered, MBI competes with e-mail, fax and document processing services providers (primarily, service bureaus) and proprietary software and hardware vendors. MBI’s competitive strategy emphasizes its web based delivery capabilities.

        MBI believes that service bureaus face certain obstacles in effectively competing with MBI because in order to effectively compete, they must offer both electronic file delivery traditionally offered by service bureaus and non-traditional document processing services that have robust features sets and user capabilities. MBI believes that the smaller service bureaus may not have a sufficient volume of traffic to obtain Business Communications Services at rates to be able to compete cost-effectively with MBI. MBI believes that larger, less targeted competitors, may find it difficult to innovate rapidly enough to keep up with the market’s demand for new features and functionality.

        As an alternative to using MBI’s services, companies may use “enterprise” solutions, which may be as simple as an individual at a fax machine or may involve the customer acquiring its own computerized communications systems and enterprise level software. MBI believes that the enterprise solution is suitable in some applications, but may be less favorable in instances where a large capital expenditure is required. Unless an enterprise can justify supporting the resources to effect a significant volume of electronic document deliveries in a short period of time and on a continuing basis, the enterprise solution may not be cost effective.

In addition to being concerned with the irregular nature of demand, a customer selecting an enterprise solution often considers factors such as the total cost of system acquisition, ongoing technical support, reliability, technological obsolescence and accountability. Based on the foregoing, MBI believes that a substantial percentage of customers in the market for Electronic Media Services will elect to employ a service provider rather than the enterprise solution.

         Electronic Media Services Marketing and Sales Strategy

        The current primary source for new customer accounts are inbound inquiries generated from MBI’s web sites and direct marketing. MBI is also pursuing third party distributor (sales agents and resellers) relationships and sublicensing, resale and joint venture opportunities.

        Inside Sales. MBI will focus on expanding current client relationships and targeting vertical markets using affinity relationships and resources. The current primary source for new customer accounts are inbound inquiries generated from the Company’s web sites and direct marketing.

        Agent Sales. MBI’s strategy has expanded to focus its marketing efforts on agent distributors. MBI intends to differentiate itself from competitors by offering Electronic Media services through such distributors by focusing them on target verticals. By owning and maintaining a proprietary on-line distributor fulfillment facility, MBI believes that it can significantly increase its exposure to the marketplace for minimal upfront cost. MBI intends to use similar strategies that it has successfully used in its Business Communications Services business. MBI believes that this agent distribution strategy will be unique in the Electronic Media Services industry. See “Note Regarding Forward-Looking Statements.”

        Sublicensing, Resale and Joint Venture. MBI believes that it can assign certain fulfillment responsibilities using sublicensing, resale and joint venture arrangements. In these instances, certain aspects of the end to end fulfillment requirement is expected to be shared or assigned to a third party in exchange for a portion of the revenue or profit. Sales, marketing, network operations, client support, billing and other facets of fulfillment could be affected.

         Electronic Media Services Pricing

        MBI believes that its prices are consistent with other similar service providers. MBI anticipates that it will maintain a competitive pricing strategy and differentiate its services from those of its competitors based on quality and features. MBI anticipates that prices for its services will continue to face downward pressure as technology improves and competition in the industry increases. However, renegotiated carrier contracts may enable MBI to maintain or improve its gross margins, while enhanced feature sets may enable MBI to gain market share through differentiation. There can be no assurance that MBI will be able to renegotiate its carrier contracts in order to obtain lower pricing.

Business Communications Services

        Overview

        MBI purchases underlying services on a wholesale basis, and resells it to end users at retail prices typically below those of its major competitors, which include AT&T, MCI/WorldCom, Qwest Communications, and Sprint (the “Carriers”). MBI revenue from these services in 2002 was $3,802,214 (2001 — $4,264,570). MBI primarily sells its services through independent “interconnect” companies that sell, lease, install and service telephone and other telecommunications equipment to end users. MBI believes that interconnect companies are unique distribution channels. Interconnect companies are generally the primary installers of trunk lines, phone lines and telecommunications systems (phones, voice mail systems, switch boards, etc.) in office buildings and often lease telecommunications systems equipment to MBI’s target market, business end-users, for terms of between three to five years. Most interconnect companies service and upgrade their leased telecommunications systems and are frequently contacted when end-users seek to increase capacity or require additional telecommunications equipment, phone lines or other services. As a result of this relationship, interconnect companies generally develop long-term relationships with their customers and are frequently in position to recommend local, long-distance and other telecommunication service providers to their customers. To date, MBI has developed a network of 30+ independent interconnect distributors in California and has expanded its authority to do business in the states of Colorado, Illinois, Florida, Nevada, New Jersey, New York, Ohio, Pennsylvania, Texas, and Washington D.C. See “Business Communications Services Marketing and Sales Strategy.”

         The Business Communications Services Industry

        The telecommunications industry is broken down into a number of segments. Local, long-distance and international voice and data transmission services fall under the umbrella of traditional telephone services. Alternative carriers of voice and data, such as cable and fiber-optics, are grouped under the heading of wireline services. Cellular service, paging and personal communications devices are considered wireless services, and satellite services include fixed and mobile voice, data and video delivered through communications satellites.

        Prior to 1974, AT&T and the Bell System all but exclusively controlled the entire U.S. telecommunications market. In the early 1980s, the telecommunications industry was deregulated, and in 1984, AT&T divested itself of 22 local telephone companies. The deregulation of the long distance industry was designed to open competition in the telecommunications industry and resulted in the formation of the Regional Bell Operating Companies (“RBOC’s”) whose then exclusive domain was local services, and who were then prohibited from entering the long distance services marketplace and alternative long distance providers (such as MCI/WorldCom, Qwest Communications, and Sprint) who arose to take advantage of this prohibition as well as imposed regulations designed to eliminate AT&T’s monopoly long distance service provider status.

        Traditional telecommunications services have two main segments: long distance and local service. Local telephone companies, including the RBOC’s, deal with what is called the “last mile.” They set up and service local lines, install new equipment, and connect their customers to long distance carriers. Despite deregulation, RBOC’s still dominate their respective calling markets, and several of them have recently been authorized to, and do aggressively, offer long distance in their service areas, including geographical markets serviced by MBI.

        Long-distance carriers build national and international networks out of both wire and fiber-optic lines. They may use other means of transmission, including satellites or microwave systems. Although they own and manage switching systems to create their own long distance networks these carriers pay local telco’s, including RBOC’s, to route calls through their lines. While large long-distance companies such as the Carriers have their own facilities, other long-distance companies, such as MBI, are simply resellers of leased capacity.

        In the late 1980‘s, telecommunications resellers, like MBI, which owned neither switching equipment nor their own transmission lines, emerged to provide discounted long distance services to end-users. Telecommunications resellers purchase services from carriers at wholesale prices and offer them to their subscribers at discount prices. Telecommunications resellers sell services under their own names and maintain provider-customer relationships with their subscribers.

        By “renting” the principal physical elements, telecommunications resellers are able to become “virtual carriers”, differentiating them from traditional carriers. To become a virtual carrier, a reseller must have a significant volume of traffic and enough working capital to sustain operational cash flow requirements.

        Business Communications Services Business Strategy

        MBI’s target market for its Business Communications Services is the segment of end-users constituting small-to-medium sized businesses. Currently, MBI’s customers consist of businesses with telecommunications usage typically of less than five thousand dollars ($5,000) per month.

        MBI’s basic marketing strategy has been, and continues to be, to build and maintain a network of independent interconnect companies through which MBI can sell and market its services to end-users. See “Business Communications Services Marketing and Sales Strategy — Interconnect Companies.” The Company believes that it will be successful in acquiring new customers, cross-selling enhanced products and services to its existing long distance customers and maintaining customer retention. MBI’s business strategy is to:

•	be a one-stop telephony service provider offering quality Business Communications Services at competitive prices;

•	acquire and retain market share through its sales force of interconnect companies and through focused customer service;

•	build and retain market share through advanced technologies and an advanced operational support system;

•	target the market of small and medium-sized businesses, which MBI believes to be under-served.

        The Company currently intends to fund operating and expansion costs from cash flow from operations, but may require additional financing as MBI expands its service areas and offers additional services and products to end users. There can be no assurance that MBI will successfully expand its operations into other markets or that revenues from its operations will be sufficient to fund such expansions. Any material changes to the current regulatory environment or to MBI’s current market may have an adverse effect on MBI’s business and results of operations. See “Note Regarding Forward-Looking Statements.”

        Business Communications Services Operations

        MBI’s underlying services are provided by one or more third party providers, whom provide switching, network and billing services to MBI. These services must be operational twenty-four (24) hours a day, seven (7) days a week and must be available to MBI on a cost-effective basis.

        MBI contracts with such third parties to provide network transmission and therefore has not needed to commit, and does not anticipate committing, capital for its own network and transmission facilities. As a result, MBI believes its ability to expand is not limited by capacity, geographic coverage or configuration of a particular provider’s network.

        MBI has entered into carrier services contracts with MCI/WorldCom, Global Crossing and Qwest Communications. See “Material Agreements.” If Carriers or other providers were to lower rates made available to MBI’s target market without a corresponding reduction in MBI’s costs, MBI’s Business Communications Services business and results of operations could be adversely effected.

        MBI experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying providers from fifteen to thirty days prior to when MBI’s customers pay for those services delivered by MBI. The timing gap requires substantial cash and cash equivalents to finance receivables, and it is anticipated that MBI may require additional working capital to fund future growth if MBI elects to aggressively expand into new geographical areas and to offer new services to end users. Currently, MBI believes it will have sufficient working capital and cash flows from operations to fund its planned operating and expansion costs. However, there can be no assurance that MBI will not encounter delays or suffer adverse consequences if additional working capital is not available or if the gap between the billing and collection cycle is increased.

        MBI Business Communications Services

        MBI’s Business Communications Services consist of traditional 1+ and 800 (toll free) telecommunications services, data and frame relay services and audio conferencing. Business Communications Services are anticipated to be fully developed by third parties and re-sold by MBI. MBI currently has no materially significant development costs and has no plans to develop its own transmission network or services in the future. Instead, as new services are developed in the industry and become available to MBI to be re-sold, MBI may enter new markets and offer new services. There can be no assurance that MBI will be able to successfully offer new services or that MBI will be capable of obtaining the services of current providers in the future on terms acceptable to MBI.

        Business Communications Services Competition

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

        There are several providers of services similar to MBI’s. MBI believes that the market is dominated by the Carriers whose collective market share is eroding as independents expand and compete for market share. MBI believes that the Major Carriers and other large competitors generally battle for large shares of major market sectors (e.g. Fortune 1000 businesses, residential and large 800 user services), while other independent telecommunication service providers, including MBI, target specialized, regional, local and niche markets consisting of small to medium sized businesses.

        In addition the RBOC’s have begun to sell long distance services in allowed states, including the aggressive marketing of low cost services in state of California in which MBI generates over 95% of its revenues. RBOC’s may enjoy a competitive advantage as they can combine local and long distance services into a single offering, which MBI cannot. This competitive advantage may have a material adverse effect on MBI’s Business Communications Services business and results of operations. See “Risk Factors – Intense Competition”, and “Risk Factors – Regulation and Pending Regulation.”

        Competition for the MBI’s Business Communications Services is generally based on price, quality, reputation, name recognition, network reliability, service features, billing services, perceived quality and responsiveness to customers’ needs. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to MBI. Many of MBI’s existing and potential competitors have financial, technical and other resources significantly greater than those of MBI. See “Risk Factors – Intense Competition”, and “Risk Factors – Regulation and Pending Regulation.”

        The telecommunications industry is highly competitive and affected by the introduction of new services and technologies by, and the market activities of, major industry participants. MBI competes against various providers offering essentially the same services as MBI. MBI’s success will depend upon its ability to provide high-quality services at prices generally competitive with, or lower than, those charged by its competitors. In addition, the long distance industry is characterized by a high level of customer attrition or “churn.” Such attrition is attributable to a variety of factors, including initiatives of competitors as they engage in advertising campaigns, marketing programs and cash payments and other incentives to entice end users to subscribe for services. End users are often not obligated to purchase any minimum usage amount and can discontinue service without penalty at any time. MBI’s revenue has been, and is expected to continue to be, affected by churn.

        The Carriers have implemented new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall prices. There can also be no assurance that Carriers will not make similar offerings available to the small to medium-sized businesses that MBI primarily targets and serves. Most recently Carriers have begun to more aggressively compete for the business of small and medium-sized business customers, and there can be no assurance MBI’s customers and potential customers will not be lost to these or other providers in the future.

        Additional pricing pressure may come from “IP transport,” which is a developing use of packet-switched technology that can transmit voice communications at a cost that may be below that of traditional circuit-switched long distance service. While IP transport in the form of long distance services (“IP Long Distance”) is not yet available in all areas, requires the dialing of additional digits and generally produces sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service and may put pricing pressure on long distance rates. Any significant reduction in long distance prices due to the introduction of competitive IP Long Distance services may have a material adverse effect on MBI’s Business Communications Services business and results of operations. See “Risk Factors – Intense Competition”.

        Some of MBI’s principal competitors are also major suppliers of services to MBI. MBI is not a facilities-based provider and relies on the services, transmission lines and switching facilities of Carriers to provide services to MBI’s clients. There can be no assurance that such competitors will continue to offer services to MBI at competitive rates or on attractive terms, if at all, and any failure to do so could have a material adverse effect on MBI’s Business Communications Services business and results of operations.

        Business Communications Services Marketing and Sales Strategy

        In an effort to generate a maximum amount of minutes to cover its transmission and switching costs at the highest competitive margins, MBI’s strategy is to focus its marketing efforts on interconnect distributors. MBI intends to differentiate itself from competitors offering similar services to distributors by allowing its distributors to have market identity with MBI. Certain interconnect distributors that market MBI’s telephony services are permitted to use, display and promote MBI’s trademarks, service marks and other promotional materials for marketing purposes. Such interconnect distributors use the MBI name and logo on their business cards and other promotional materials. MBI also promotes its affiliation with individual interconnect distributors in MBI’s monthly statements and invoices to end-users. MBI believes that this strategic marketing affiliation is mutually beneficial to MBI and the interconnect distributor.

        MBI does not maintain a direct sales force for Business Communications Services and it directs its sales effort exclusively through interconnect distributors. MBI has developed relationships with 30+ independent interconnect companies who for a commission recommend and sell MBI’s telephony services to their customers. Approximately ninety-five percent (95%) of MBI’s revenues from Business Communications Services are derived from services provided through interconnect companies.

        MBI grants non-exclusive rights to interconnect companies and distributors to market the MBI’s services to end users, and pays an ongoing commission to the interconnect company of approximately ten percent (10%), which commission figure is based on the revenues received from the referred end-user. MBI’s relationship with the interconnect company is non-exclusive and the interconnect company is free to market other providers services.

        Business end users generally select independent interconnect companies to install office phone lines and systems, and often lease these systems for terms between three to five years. Most interconnect companies provide maintenance and service during the term of the lease, which may create a long term relationship with the end-user. Some interconnect companies offer bundled “system packages” to end-users that include the system lease, service and maintenance follow-up, extended warranty coverage, local and long distance service coverage and other telecommunications systems services. Interconnect companies can generate long term commitments from their customers by bundling a package of discounted services (discounts on equipment purchases, service, maintenance, consulting, etc.) to the sale of MBI’s services. This sales strategy includes offering customers a “one stop shopping” and a “single point of contact” alternative that MBI believes creates brand loyalty and reduces customer attrition. MBI positions itself to facilitate the bundling of system packages by offering seamless and transparent quality long distance services to the end-user and paying the interconnect company a commission based on Business Communications Services revenues received from the end-user. The bundling of system packages provides interconnect companies with a stream of revenues for the duration of the end-user’s commitment, while providing stability in MBI’s end-user service base.

        The interconnect companies are also the primary contract when an end user seeks to increase capacity, upgrade or change their phone systems, to install new equipment and/or lines or service warranty claims for manufacturers. As a result, the interconnect company frequently builds long-term relationships with the end user and may have frequent contact with the decision-maker for selecting telephony services. This means that interconnect companies are generally in the unique position to recommend telephony service providers to customers at the time of installation, service or maintenance.

        MBI believes that the matching of the interconnect customer, which has traditionally purchased its telephone equipment and service from the interconnect supplier, with telecommunication services at reduced rates, is an ideal strategy. Interconnect companies generally have customer bases that rely on the interconnect companies for a variety of services including repairs and system maintenance, system additions and rearrangements and training. MBI believes that it is not uncommon for the customers of interconnect companies to rely on the various interconnect representatives with whom they interact for advice about related telephone services.

        MBI’s primary sales strategy is to develop strategic relationships with interconnect companies by:

•	offering quality, reliable transmission and customer services;

•	paying commissions for end user referrals based on the revenues generated from such referrals;

•	understanding the interconnect market and the needs of the interconnect provider;

•	providing competitive rates for services to end-users,

•	promoting and reinforcing the interconnect-MBI relationship in communications (such as billing statements and promotional materials) to end-users;

•	designing flexible and innovative service programs to permit the bundling of the MBI's services into system packages;

•	maintaining existing relationships with interconnect companies through marketing communications;

•	developing new relationships with interconnect companies through networking;

•	developing incentive programs designed to encourage interconnect companies to refer MBI as the service provider to end-users.

        MBI believes that changes in the telecommunications markets, which are designed to increase competition by removing regulatory barriers to entry, may make interconnect companies even more valuable as distributors because interconnect companies generally are the primary installers of office phone lines, telecommunications systems, central office trunks, and other telecommunications equipment for businesses. Interconnect providers generally compete with other independent interconnect companies and, in some cases, subsidiaries of telecommunications equipment manufacturers to install, sell, service and maintain office phone lines and equipment. However, as the PBX systems market undergoes a migration from a circuit-switching to an Ethernet-based packet-switching design platform using Internet protocol (IP), an increase in the demand for IP Long Distance services will result, which may have a material adverse effect on MBI’s Business Communications Services business and results of operations adverse if MBI cannot not competitively offer IP Long Distance services. See “Risk Factors – Intense Competition”.

        Although MBI has been successful in developing relationships with interconnect companies, there is generally no exclusive or long-term commitment on the part of the interconnect company to offer MBI Business Communications Services as part of their systems packages or to refer end-users to MBI’s services. MBI must maintain and offer a high level of transmission quality and must provide responsive customer support and service to the end-user and to telecommunications companies. There can be no assurance that interconnect companies will continue to bundle MBI’s services into their system packages or recommend MBI services to end-users in the future. There can also be no assurance that the interconnect companies will not switch telecommunications services providers for their system packages or that MBI will successfully maintain existing relationships with the interconnect companies that market MBI’s services. MBI’s ability to build and maintain its interconnect company network and to sell its services to end-users is dependent on a number of factors, including changes in market condition, increased competition among interconnect companies, lower rate and higher commission structures, changes in the economy that affect the demand for phone systems, switching of service providers by interconnect companies, the demand for system packages and other factors, many of which are beyond MBI’s control.

        Business Communications Services Pricing

        MBI believes that its prices are competitive with other Business Communications Services providers. MBI anticipates it will maintain a competitive pricing strategy and attempts to differentiate its services from those of its competitors based on quality.

Regulation

        With respect to telecommunications , MBI is federally regulated by the Federal Communications Commission (the “FCC”) and at the state level by the Public Utilities Commissions in the states in which it operates (the “CPUC’s”). MBI must obtain regulatory approval on a state by state basis as it expands its geographical territory. MBI is not regulated by the FCC or the CPUC’s with respect to Electronic Media Services.

        Recent rulings by the FCC, effectively handing the responsibility for deregulation to the CPUC’s will create significant opportunities for the entry of RBOC’s into the long distance market, a position resisted by the FCC. As CPUC’s have long been proponents of greater competition it can be expected that more competitors, in the form of RBOC’s, will be allowed to sell long distance services in and out of their own regions. Increased competition from the RBOC’s may have a material adverse effect on MBI’s Business Communications Services business and results of operations. See “Risk Factors – Intense Competition.” New regulations may also allow companies like the Company to compete for local toll business. See “Risk Factors – Regulation and Pending Regulation” and “Note Regarding Forward-Looking Statements.”

        State Regulation. The Company believes that the CPUC’s are generally active proponent of deregulation of state telecommunications industries. The CPUC’s have also indicated that they are committed to reducing tariffing requirements on non-dominant telecommunications carriers and has proposed major modifications to General Order 96-A, the rules regulating rates, rules and contracts for regulated utilities including the telecommunications industry.

        Taxes currently applicable to MBI’s services include the Universal Lifeline Telephone Service (ULTS), which helps subsidize low-income users; the California Relay Service and Communications Devices Surcharge, which funds the placement of equipment for the deaf and hearing impaired; the California High Cost Fund A, which provides subsidies to 17 small independent telephone companies so that the disparity between rural and metropolitan consumers is minimized; the California High Cost Fund B, which provides subsidies to carriers of last result like Pacific Bell and GTE; the California Teleconnect Fund, which provides discounted telecommunications services to qualifying entities; and the CPUC User Fee, which finances the CPUC annual operating budget. In addition, there is also an Emergency Telephone Surcharge tax that provides the funding mechanism for emergency 911 service. Various cities and counties may also apply taxes for calls that originate or terminate in their jurisdictions.

        Federal Regulation. The FCC is the federal entity responsible for regulating interstate and international telecommunications services under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act generally imposes more extensive requirements on Carriers that have some degree of market power, such as the original local exchange carriers, than it imposes on non-dominant Carriers that lack market power and telecommunications resellers, such as MBI. The FCC regulates interstate and American international inbound and outbound traffic and applies taxes on these calls. Basically, the FCC is responsible for the subscriber line charge that provides a fund for local telephone companies to recover the costs associated with connecting their customers to long distance networks. The FCC also regulates the federal excise tax on telephone bills.

        Other Regulations. As MBI expands its service areas to other states, its telecommunications operations will also be subject to various state laws and regulations. MBI will be required to obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it may offer intrastate service. In most states, MBI must also file and obtain prior regulatory approval of tariffs for intrastate services. MBI will be required to update or amend its tariffs when rates are adjusted or new products are added to services offered by MBI. MBI will also be subject to challenges by third parties to the MBI’s Federal or state tariffs, if any, and complaints about MBI practices could cause MBI to incur substantial legal and administrative expenses. There can be no assurance that MBI will expand its service area into other states or that MBI will successfully obtain the necessary regulatory approval to operate in such jurisdictions.

        See “Risk Factors – Intense Competition.” New regulations may also allow companies like the Company to compete for local toll business. See “Risk Factors – Regulation and Pending Regulation” and “Note Regarding Forward-Looking Statements.”

Billing and Collection Cycle

        MBI experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying Carriers from five to twenty days prior to when MBI’s customers pay for those services delivered by MBI. The timing gap requires substantial working capital to finance receivables, and it is anticipated that MBI may require additional working capital to fund future growth if MBI elects to aggressively expand into new geographical areas and to offer new services to end users. Currently, MBI believes it will have sufficient working capital and cash flows from operations to fund its planned operating and expansion costs for the foreseeable future. However, there can be no assurance that MBI will not encounter delays or suffer adverse consequences if additional working capital is not available or if the gap between the billing and collection cycle is increased.

Selling, General and Administrative Expenses and Research and Development

        Selling, general and administrative expenses include salaries and wages (including stock-based compensation) associated with customer service, operations, research and development, direct sales, marketing and administrative functions, sales commissions, direct marketing and advertising costs, travel and entertainment expenses, bad debt expense, rent and facility expense, professional and consulting fees, and other operating and administrative expenses. The Company spent only nominal amounts during fiscal year 2002 on research and development activities, and estimates that it will incur only nominal research and development expenditures in 2003.

Depreciation and Amortization

        Depreciation and amortization includes depreciation of furniture and fixtures, computer and telecommunications equipment.

Personnel

        As of February 28, 2002, the Company had fourteen (14) full-time personnel, including two (2) officers. None of the Company’s personnel are members of a labor union or are covered by a collective bargaining agreement. Management believes that the Company’s relationship with its personnel is good.

Trademarks

        The brand names “Moving Bytes” and “gooeymail” are registered trademarks of the Company in the United States. The Company may also apply for trademark protection for additional marks as the Company develops new products and variants of its current services. There can be no assurance that the Company will receive registration for any applied for trademarks or that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.

Material Agreements

        Telecommunication Agreements

        MBI has entered into the following telecommunications service agreements :

        MCI/WorldCom effective July 15, 1994, as amended December 31, 1998 (the “MCI/WorldCom Agreement”), with a term expiring December 31, 2001. MBI now operates under this Agreement on a month-to-month basis and it is in full effect as of the date of the filing of this Annual Report. There are no minimum purchase requirements and the MCI/WorldCom Agreement is terminable by either party on a thirty day advance notice to the other party.

        Qwest Communications Corporation (“Qwest”) effective May 1, 2002 and June 5, 2001 (the “Qwest Agreement”), as amended on October 1, 2002 with terms expiring May 1, 2003 and June 5, 2003 respectively, and continuing on a month to month basis thereafter. Under the terms of the Qwest Agreements, Qwest will provide MBI with switched and dedicated telecommunications, Internet access and data services at specified rates. There are no minimum purchase requirements and the Qwest Agreement is generally terminable by either party on a thirty day advance notice to the other party.

        Focal Communications (“Focal”) effective April 2, 2002 (the “Focal Agreement”) expiring April 2, 2003, and continuing on a year to year basis thereafter. Under the terms of the Focal Agreement, Focal will provide MBI with local access services at specified rates. There are no minimum purchase requirements and the Focal Agreement is generally terminable by either party on a thirty day advance notice to the other party prior to the end of then current term.

        Global Crossing (“Global”) effective November 21, 2002 (the “Global Agreement”) expiring and continuing on a year to year basis thereafter. Under the terms of the Global Agreement, Global will provide MBI with switched and dedicated telecommunications, Internet access and data services at specified rates. There are no minimum purchase requirements and the Global Agreement is generally terminable by either party on a ninety day advance notice to the other party prior to the end of then current term.

        Digital Communications of America, Inc. (“Digital”) effective July 15, 1994, and amended effective December 16, 1998, with a term expiring April 15, 1999, automatically renewed for additional one hundred and twenty (120) day periods unless either party gives notice prior to the end of the then current term (the “Digital Agreement”). The Digital Agreement was automatically renewed for a term of one hundred and twenty (120) days on April 15, 1999, and has subsequently been renewed for successive one hundred and twenty (120) day periods. Under the Digital Agreement, Digital agreed to provide customer billing services on behalf of MBI at specified rates. MBI must purchase a minimum of ten thousand dollars ($10,000) per month in services on a take or pay basis. In the event that the actual calculated costs for services purchased by MBI falls below ten thousand dollars ($10,000) in a given month, MBI would be responsible for the payment of the monthly minimum amount of ten thousand dollars ($10,000).

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

        Karwat Agreement

        The Company entered into an employment agreement dated August 7, 2000, with Joseph Karwat (“Karwat”), which was terminated for cause by the board of directors on January 29, 2002. The agreement provided that in the event of an involuntary termination by the Company without cause, including constructive dismissal, the Company would be required to pay to Karwat a single lump sum severance payment of $150,000.

        On April 12, 2002 Karwat, filed a demand for binding arbitration under the terms of the agreement alleging, among other things, that the Company terminated his employment without cause and in breach of the agreement. The Company is defending against the claims based on the determination that the agreement was terminated for cause, and the Company has filed a cross-claim against Karwat alleging that he breached his fiduciary duty to the Company and violated the California Labor Code. See “Legal Proceedings — Arbitration Proceeding Regarding Joseph Karwat Agreement.”

        Consulting and employment agreements

        The Company entered into management agreements with J. Erik Mustad, the Company’s Chief Executive Officer and a director, for the period March 1, 2002 through December 31, 2003, and with Mark M. Smith, the Company’s President and Chief Financial Officer and a director, for the period March 1, 2002 to December 31, 2003. These agreements were amended October 15, 2002. At December 31, 2002, payments under the agreements aggregate $20,000 per month. See “Employment and Employee Incentive Contracts.”

        Premise Leases

        See “Item 2. Description of Properties” for a description of the Company’s premise leases.

RISK FACTORS

        The securities of the Company are highly speculative. A prospective investor or other person reviewing the Company should not consider an investment unless the investor is capable of sustaining an economic loss of the entire investment. Certain risks are associated with the Company’s business, including the following:

        Future Operations and Going Concern

        The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2002, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company’s ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management’s plans. Management believes the Company is a going concern. However, there can be no assurance that the Company will be able to continue as a going concern in the future. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Limited Operating History; History of Losses

        The Company has been operating since March 1991. The Company had net earnings during only one fiscal year to date, which was net earnings of $16,646 in the year ended December 31, 1999. The Company has a history of losses before and after such fiscal year, including losses of $1,649,696 in 2002, $2,093,471 in 2001, $265,566 in 2000, $130,479 in 1998, $134,845 in 1997 and $1,131,542 in 1996. There can be no assurance that the Company will generate enough revenues from its operations to generate net earnings in the future, if at all.

        Need for Additional Resources for Growth

        Subject to the sufficiency of its cash resources, the Company intends to continue to expand its business by entering into new markets and offering new services. If the Company expands into new markets on a rapid basis or aggressively introduces new services, the Company may require additional cash resources to fund its growth and operations. The Company currently anticipates that its growth can be financed through working capital and cash flows from operations. However, there can be no assurance that the Company will not require additional financing or that such financing will be available on acceptable terms, if at all.

        The Company’s future performance will depend, in large part, upon its ability to implement and manage its growth effectively. The Company’s growth has placed, and in the future will continue to place, a significant strain on its administrative, operational and financial resources. The Company anticipates that if successful in expanding its business, it will be required to recruit and hire a substantial number of new sales and other personnel. Failure to retain and attract additional qualified sales and other personnel, including management personnel who can manage the Company’s growth effectively and failure to successfully integrate such personnel could have a material adverse effect on the Company. To manage its growth successfully, the Company will also have to continue to improve and upgrade operational, financial, accounting and information systems, controls and infrastructure, as well as expand, train and manage its employee base. In the event the Company is unable to upgrade its financial controls and systems adequately to support its anticipated growth, the Company’s business and results of operations could be materially adversely affected.

        Lack of Experience Offering Certain Electronic Media Services

        The Company’s strategy for MBI includes offering additional document processing and management services. MBI has limited experience providing document processing and management services. To be successful, MBI must compete successfully with companies that have greater financial resources and experience than MBI. To provide these additional services, MBI expects that it will be necessary to negotiate agreements with software providers in advance. MBI may be required to develop technical and marketing expertise in other markets to effectively market and sell such additional services. In addition, the provision of certain of these services may involve technical requirements with respect to which MBI has little experience. The provision of these services must also be successfully integrated into MBI’s business. There can be no assurance that MBI’s future services will receive market acceptance in a timely manner, if at all, or that prices and demand for these services will be sufficient to provide profitable operations.

        Lack of Experience Offering Certain Business Communications Services

        The Company’s strategy for MBI may include offering additional Business Communications Services, including local, voice over Internet and other Internet access services. MBI has limited experience providing local, voice over Internet and other Internet access services. To be successful, MBI must compete successfully with companies that have greater financial resources and experience than MBI. To provide these additional services, MBI expects that it will be necessary to negotiate agreements with Carriers and other service providers in advance. MBI may be required to develop technical and marketing expertise in other markets to effectively market and sell such additional services. In addition, the provision of certain of these services may involve technical requirements with respect to which MBI has little experience. The provision of these services must also be successfully integrated into MBI’s business. There can be no assurance that MBI’s future services will receive market acceptance in a timely manner, if at all, or that prices and demand for these services will be sufficient to provide profitable operations.

        Working Capital Requirements

        As of December 31, 2002, the Company had net working capital of $268,686. The Company currently anticipates that it will fund its growth from revenues and cash flow from operations. However, the Company’s working capital requirements may increase substantially in order to accommodate growth if the Company identifies new opportunities to expand its operations and elects to aggressively pursue new markets or to offer new services.

        MBI currently experiences negative cash flow from operations and until MBI’s cash flow from operations is sufficient to meet its working capital requirements, any shortfall must be covered by a credit facility or other sources, such as vendor financing or the sale of the Company’s securities. There can be no assurance that sufficient financing will be available to sustain MBI’s growth.

        MBI experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying Carriers from fifteen to thirty days prior to when MBI’s clients pay for those services delivered by MBI. The timing gap requires substantial working capital to finance receivables, and it is anticipated that MBI may require additional working capital to fund future growth if MBI elects to aggressively expand into new geographical areas and to offer new services to end users. Currently, MBI believes it will have sufficient working capital and cash flows from operations to fund its planned operating and expansion costs. However, there can be no assurance that MBI will not encounter delays or suffer adverse consequences if additional working capital is not available or if the gap between the billing and collection cycle is increased.

        There can be no assurance that the Company will be successful in obtaining the required financing for its operations or expansion strategy on terms acceptable to the Company, if at all. If the Company cannot obtain sufficient capital to fund its planned expenditures, some or all of its plans may be significantly delayed or abandoned.

        Intense Competition

        MBI operates in a highly competitive environment and currently does not have a significant market share in the markets it serves. Most of its actual and potential competitors have substantially greater financial, technical, marketing and other resources (including brand or corporate name recognition) than MBI. Also, the continuing trend toward business alliances in the Business Communications Services and Electronic Media Services industries and the absence of substantial barriers to entry in the Business Communications Services and Electronic Media Services markets could give rise to significant new competition. The Company’s success will depend upon MBI’s ability to provide high-quality services at competitive prices. See “Electronic Media Services Competitors” and “Business Communications Services Competitors.”

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

        The Competitive Implications of Changes in PBX Technology. MBI will also face competition from IP telephony providers as PBX technology, on whose vendors MBI relies for long distance sales, transitions from circuit-switching to an Ethernet-based packet-switching design platform using Internet protocol (IP). There can be no assurance that MBI will be able to offer IP Long Distance services, that if it could do so that it could do so profitably or that its interconnect distributors would continue to sell MBI’s long distance services if offered IP Long Distance services by MBI’s competitors. See “Risk Factors – Business Communications Services Competitors”.

        The Competitive Implications of Other Technologies. MBI will also face competition from fixed wireless services; wireless devices that do not require site or network licensing; cellular, personal communications service, and other commercial mobile radio service providers; and Internet telephony. Such services may provide competitive advantages over MBI’s services, including wireless convenience, lower unit costs and increased communications capabilities.

        Entrance of the Regional Bell Operating Companies into the In-Region Long Distance Market. Section 271 of the Telecommunications Act prohibits any RBOC from providing long distance service that originates (or, in certain cases, terminates) in one of its in-region states until the RBOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. To date, the FCC has denied several applications for such approval; however, the Company anticipates that a number of RBOCs will file additional applications for in-region long distance authority in 2003. Once the RBOCs are allowed to offer widespread in-region long distance services, they will be in a position to offer single-source local and long distance service that may provide certain competitive marketing advantages and cost efficiencies to such RBOC’s.

        Entrance of Foreign Companies into U.S. Markets – Business Communications Services. New FCC rules went into effect in February 1998 that make it substantially easier for many non-U.S. telecommunications companies to enter the U.S. market, thus potentially further increasing the number of competitors. See “Business of the Company — Regulation.”

        Intense Competition in Business Communications Services. The market for voice and data communications and Internet access services is extremely competitive. There are no substantial barriers to entry, and MBI expects that competition will intensify in the future. See “Business —Overview,” “Business of the Company — Competition” and “Business of the Company — Regulation”.

        Effect of Major Competitors. Major competitors have not yet entered the market for small to medium-sized business users that MBI will target. There can be no assurance that larger and better-financed competitors will not make similar offerings available to the small to medium-sized businesses that MBI primarily serves.

        Charging by Internet Service Providers (ISPs). ISPs may begin to charge for e-mail delivery to their subscribers. Because ISPs control a crucial checkpoint between marketers and consumers they may restrict access to their subscribers or charge a fee for access to their subscribers. Any limitation of MBI’s ability to deliver e-mail messages or any cost associated with such delivery could materially harm MBI’s business and results of operations could be materially adversely affected.

        Blocking of MBI’s Services Due to Spam. ISPs, such as America On-Line, AT&T Worldnet, Mindspring, etc. have realized that the volume of spam or junk e-mail has a significant effect on their ability to service their users as the volume of junk e-mail traveling through and stored on their systems increases. They have responded by blocking incoming messages from known spammers. If a company or service provider became known as a spammer, they would run the risk of being blocked by one or more major on-line services. If MBI, as a service provider, were unable to send any messages to any ISP, due to spam blocking, that would prevent MBI from providing e-mail marketing services to substantial quantities of consumers, significantly reducing the effectiveness of MBI’s.

        Entrance of Foreign Companies into U.S. Markets – Electronic Media Services. Because the Internet is transparent, document processing and management, and e-mail broadcasting services such as those offered by MBI can be fulfilled and delivered from anywhere in the world. This means that the number of competitors could increase substantially as more of the world gains access to the Internet.

        Regulation and Pending Regulation

        Business Communications Services are subject to significant regulation at the federal, state, local and international levels, affecting MBI and its existing and potential competitors. Delays in receiving required regulatory approvals or the enactment of new and adverse legislation, regulations or regulatory requirements may have a material adverse effect on the Company’s financial condition, results of operations and cash flow. In addition, future legislative, judicial and regulatory agency actions could alter competitive conditions in the markets in which the MBI is operating or intends to operate in ways that are materially adverse to MBI. See “Description of Business — Regulation” and “Risk Factors – Business Communications Services Competitors”.

        E-mail and fax broadcasting and Internet marketing are not currently regulated at the Federal, State or local level. However, due to privacy issues and spam there is considerable effort underway to legislate regulations on e-mail broadcasting and Internet marketing. Regulatory restrictions or impositions and other new and adverse legislation, regulations or regulatory requirements may have a material adverse effect on the Company’s financial condition, results of operations and cash flow. In addition, future legislative, judicial and regulatory agency actions could alter competitive conditions in the markets in which MBI is operating or intends to operate in ways that are materially adverse to MBI.

        In particular, MBI faces the following regulatory risks:

        Legal and Administrative Burden of Compliance with Diverse State Regulations. MBI’s telecommunications operations and future operations are subject to state laws and regulations. MBI must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it may offer intrastate service. In most such states, MBI will be required to file and obtain prior regulatory approval of tariffs for intrastate services. Challenges by third parties to MBI’s Federal or state tariffs and complaints about MBI’s practices could cause MBI to incur substantial legal and administrative expenses.

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

        Uncertainty of the Evolving Regulatory Environment. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit overturned many of the rules the FCC had established pursuant to the Telecommunications Act. The Eighth Circuit decision substantially limits the FCC’s jurisdiction and expands state regulators’ jurisdiction to set and enforce rules governing the development of local competition. As a result, it is more likely that the rules governing local competition will vary substantially from state to state. If a patchwork of state regulations were to develop, it could increase MBI’s cost of regulatory compliance and could make entry into and conduct of business in some markets more expensive than in others. The United States Supreme Court (the “Supreme Court”) reviewed the decision of the Eighth Circuit and on January 25, 1999, reversed the Eighth Circuit in part and reinstated, with one exception, all of the FCC local competition rules. The Supreme Court vacated and remanded to the FCC for reconsideration the rule determining which unbundled network elements much be provided by incumbent local exchange carriers to new entrants. There can be no assurance as to how these decisions will affect MBI’s business and results of operations in fiscal year 2003 and beyond.

        Federal and state regulations and pending regulations and court decisions may have in the future both positive and negative effects on MBI and its ability to compete. However, under pending federal and state legislation, significant additional competitors could enter the market for MBI’s services which additional competitors have significantly greater financial and resources than are available to the Company.

        Dependence on Billing, Customer Service and Information Systems

        MBI currently relies on external billing solutions for Business Communications Services and internal billing solutions for Electronic Media Services. Billing for services and related information processing capability is vital to MBI’s growth and its ability to monitor costs, bill customers, provide customer orders and achieve operating efficiencies. As MBI continues to provide a wider variety of Electronic Media Services to a growing client base, the need for sophisticated billing and information systems will increase significantly. If MBI that it has exceeded the capabilities of its in-house systems there can be no assurance that MBI will be able to obtain such services from third party vendors on acceptable terms, if at all, and the cost of implementing such systems internally may be substantial. Failure of the MBI’s vendors and possible future vendors to deliver the required information in a timely and effective manner and at acceptable costs, failure of MBI to adequately identify and integrate all of its information and processing needs, failure of MBI’s data processing or information systems, or the failure of the MBI to upgrade systems as necessary could have a material adverse effect on MBI’s business and results of operations.

        MBI is dependent upon the prompt collection of payment of its customers’ bills and, in turn, upon the creditworthiness of its customers and the continued implementation of adequate revenue assurance programs. The failure of its customers to pay their bills in a timely manner or MBI’s failure to accurately assess the creditworthiness of its customers and implement adequate revenue assurance programs could have a material adverse effect on MBI’s business and results of operations.

        Dependence Upon Facility Based Carriers

        MBI’s underlying services are provided by one or more independent companies that provide switching and network services to MBI. These services must be operational 24 hours a day, seven days a week and these services must be available to MBI on a cost-effective basis. There can be no assurance that these services will be adequately provided to MBI on a permanent or cost effective basis and the failure of these providers or their inability to provide quality services could jeopardize the success of MBI, its business and results of operations.

        MBI relies on other companies to supply certain key components of its service and operating infrastructure, including telecommunications and data services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by MBI, are available only from sole or limited sources. MBI is also dependent upon carriers to provide Business Communications Services and facilities to MBI and its customers. MBI has from time to time experienced delays or other problems in receiving Business Communications Services and facilities which it requests, and there can be no assurance that MBI will be able to obtain such services or facilities on the scale and within the time frames required by MBI at an affordable cost, or at all. As MBI expands its service offerings to include other services, it will compete increasingly with a variety of new competitors, which may serve as a disincentive for such entities to cooperate with MBI. Any failure to obtain components, services or additional capacity required to service MBI’s clients on a timely basis at an affordable cost, or at all, would have a material adverse effect on MBI’s business and results of operations.

        Dependence on Distributors

        MBI does not maintain a direct sales force for Business Communications Services. It directs its sales effort exclusively through distributors. To the extent that MBI depends on distributors and independent marketing agents to obtain customers for its Business Communications Services, MBI will be subject to risks associated with agent attrition or changes in PBX technology. Many other telecommunication marketing firms utilize independent marketing agents to sell telecommunications services , and may compete with MBI for marketing agents. Independent marketing agents may elect to work for competitors and solicit MBI’s clients, which may adversely effect MBI’s business and results of operations. See “Risk Factors – Intense Competition — The Competitive Implications of Changes in PBX Technology”.

        MBI may in the future direct substantially all of its sales effort exclusively through distributors. To the extent that MBI depends on distributors and independent marketing agents to obtain customers for its Electronic Media Services, MBI will be subject to risks associated with agent attrition. Several other Electronic Media Services firms utilize independent marketing agents to sell Electronic Media Services, and may compete with MBI for marketing agents. Independent marketing agents may elect to work for competitors and solicit MBI’s clients, which may adversely effect MBI’s business and results of operations.

        Dependence on Third Party Agreements

        To further develop its network and to continue providing services to its existing clients, MBI will need to maintain existing contractual and strategic relationships with third party entities and build new strategic relationships with other third party entities that provide capacity and other services required by MBI to implement its business strategy. Executing MBI’s business strategy will require that MBI enter into agreements, on acceptable terms and conditions, with various providers of infrastructure capacity, in particular, interconnection agreements with Carriers. There can be no assurance that MBI will be able to obtain and maintain such contractual and strategic relationships on acceptable terms. Although MBI does not believe that any existing arrangements will be canceled or will not be renewed as needed, cancellation or non-renewal of such arrangements could materially adversely effect MBI’s business and results of operations.

        Dependence upon Network Infrastructure

        MBI’s success in attracting and retaining customers requires that MBI provide adequate reliability, capacity and security in its network infrastructure and the service systems. The systems and networks on which MBI depends are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other factors, certain of which may cause interruptions in service or reduced capacity for MBI’s clients. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on MBI’s business and results of operations.

        Dependence on Key Personnel

        The Company believes that its success will depend to a significant extent upon the abilities and continued efforts of its management; particularly J. Erik Mustad, the Company’s Chief Executive Officer and Mark M. Smith, the Company’s President and Chief Financial Officer. The loss of the services of any of such individuals could have a material adverse effect on the Company. The success of the Company will also depend, in part, upon the Company’s ability to hire and retain additional key personnel, including senior management, technical and sales personnel, who are also being sought by other businesses. Competition for qualified personnel is intense. Difficulty in hiring and retaining such personnel could have a material adverse effect on the Company. The Company does not maintain ‘key man’ life insurance on any of its officers or key employees.

        Impact of Technological Change

        Both the Business Communications Services and Electronic Medias Services industries have been, and are likely to continue to be, characterized by rapid technological change, frequent new service introductions and evolving industry standards. Increases or changes in technological capabilities or efficiencies could create an incentive for additional competitors to enter the business in which MBI currently competes or may in the future. Existing competitors are also likely to continue to develop new services. Increased competition and technological changes could result in lower retail rates for services, which could have a material adverse effect on MBI’s ability to price its services competitively or profitably. Future technological changes, including changes related to emerging wireline and wireless transmission and switching technologies and Internet-related services and technologies, also could have a material adverse effect on MBI. The ability of MBI to compete effectively in the future will depend partly on MBI’s ability to develop additional products and services which appeal to its intended end users.

        MBI relies and will continue to rely in part on third parties (including certain of its competitors and potential competitors) for the development of and access to communications and networking technology. The effect of technological changes on the business of MBI cannot be predicted with any degree of certainty. The Company believes that MBI’s future success will depend, in part, on its ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. There can be no assurance that MBI will obtain access to new technology on a timely basis or on satisfactory terms, or that MBI will be able to adapt to such technological changes, offer such services on a timely basis or establish or maintain a competitive position. Any technological change, obsolescence or failure to obtain access to important technologies could have a material adverse effect on MBI’s business and results of operations.

        Arbitration Proceeding Regarding Joseph Karwat Agreement.

        Joseph Karwat a former officer of the Company has filed a demand for binding arbitration against the Company and Mark M. Smith an officer and director of the Company alleging that the Company terminated his employment without cause and therefore breached his employment agreement. In the demand for arbitration, Karwat also alleges defamation, fraudulent inducement, misrepresentation and violation of the California Labor Code. Karwat seeks relief in the amount of $204,807 plus compensatory and punitive damages, attorney’s fees and interest. The Company is defending against the claims based on the board of directors’ determination that the agreement was terminated for cause, and the Company has filed a cross-claim against Karwat alleging that that he breached his fiduciary duty to the Company and violated the California Labor Code. The arbitrator is expected to rule on Karwat’s claims and the Company’s cross-claims in April 2003.

        The Company has notified its insurance underwriters of the Demand for Arbitration and has filed a claim under its Employment Practices Liability Insurance (EPLI) policy and has notified its Directors and Officers Insurance (D&O) carrier. While the Company believes that, in the event that all or part of the allegations are upheld in arbitration, its financial exposure will be limited to $25,000 which is the amount of its insurance deductible under its EPLI policy, there can be no assurance that the claim if upheld, in whole or in part, will be paid by the Company’s EPLI or D&O carrier or that all claims may be covered under the Company’s EPLI or D&O policies. Due to the uncertain nature of the arbitration process it is impossible to forecast the total amount that may be awarded to Karwat should Karwat’s Arbitration Claim be successful. To the extent that any part of an award made to Karwat in arbitration was not covered by the Company’s EPLI or D&O policies or that the total award exceeds the Company’s coverage limits under its EPLI or D&O policies there could be a material adverse effect on MBI’s business and results of operations. See “Legal Proceedings – Arbitration Proceeding Regarding Joseph Karwat”.

ITEM 2.  DESCRIPTION OF PROPERTIES.

        On April 25, 2001, the Company entered into a sixty-month triple net lease for 2,595 square feet in Emeryville, California at $2.75 per square foot per month commencing June 1, 2001 (the “Horton Street Lease”). A security deposit in the amount of $23,407 was paid to secure the Horton Street Lease. Under the Horton Street Lease, the Company is responsible for its pro-rata share of operating expenses including insurance, taxes and utilities.

        On June 28, 2001, the Company entered into a an additional lease for 1,601 square feet full service in Emeryville, California for sixty-months at $2.85 per square foot per month commencing August 1, 2001 (the “Watergate Lease”). A security deposit in the amount of $10,000 was paid to secure the Watergate Lease. The Company has relocated its corporate and accounting operations under the Watergate Lease.

        On February 28, 2003, the Company entered into a sublease of the Watergate Lease for its remaining term the rate of at $1.70 per square foot per month commencing March 1, 2003 until February 29, 2004, $1.75 per square foot per month until February 28, 2005 and $1.85 per square foot [per month] until July 31, 2006.

ITEM 3.  LEGAL PROCEEDINGS.

        Arbitration Proceeding Regarding Joseph Karwat Agreement.

        On January 29, 2002, the board of directors terminated the Employment Agreement dated August 7, 2000 with Joseph Karwat (the “Karwat Agreement”) for cause. The Karwat Agreement provided that in the event of an involuntary termination by the Company other than for cause, including constructive dismissal, the Company would pay Karwat a single lump sum severance payment of $150,000.

        The Company’s board of directors voted to terminate the Karwat Agreement for cause and the Company believes that it has no obligation to pay to Karwat any severance or other payments under the agreement.

        On April 12, 2002, Karwat filed a demand for binding arbitration under the terms of the agreement, alleging, among other things, that the Company terminated his employment without cause and breached the agreement. In the demand for arbitration, Karwat also alleged defamation, fraudulent inducement, misrepresentation and violation of the California Labor Code. Claims were brought against the Company and Mark M. Smith, an officer and director of the Company. Karwat sought relief in the amount of $204,807 plus compensatory and punitive damages, attorney’s fees and interest.

        The Company notified its insurance underwriters of the demand for arbitration and filed a claim under its Employment Practices Liability Insurance (EPLI) and Directors and Officers Insurance (D&O) policies. The Company believed that, in the event that all or part of the allegations are upheld in arbitration, its financial exposure will be limited to $25,000 which is the amount of its insurance deductible under its EPLI policy.

        The arbitrator is expected to rule on the matter in April 2003.

        Cross Complaint Against Joseph Karwat

        On May 31, 2002, the board of directors of the Company approved the filing of a cross complaint against Karwat in the Karwat arbitration proceeding on the grounds that during the course of his employment Karwat breached his fiduciary obligation to the Company and that he violated the California Labor Code, including but not limited to, culpable negligence in the exercise of his duties.

        Concurrently, the board of directors, acting as Plan Administrator of the Corporation’s Amended and Restated Stock Option Plan 2000, terminated 325,000 incentive stock options issued to Karwat, and froze all further transfers of common stock held in the name of Joseph Karwat pending the outcome of the counter claim.

        The arbitrator is expected to rule on the matter in April 2003.

        Other

        To the best of its knowledge, the Company is not subject to any other active or pending legal proceedings or claims against it or any of its properties. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company’s common shares were listed for trading on the Vancouver Stock Exchange (now known as the TSX Venture Exchange) (“VSE”) on December 20, 1993 under the symbol “UVT” and were voluntarily delisted from the VSE on January 31, 2000. The Company’s shares began quoting on the NASD Over the Counter Bulletin Board (“OTCBB”) under the symbol “YDSLF” on September 7, 1999. On June 20, 2000, in conjunction with the Company’s name change and change of corporate jurisdiction, the Company’s shares began trading under the symbol “ECNXF”. On July 31, 2002, in conjunction with the Company’s name change, the Company’s shares began trading under the symbol “MBYTF”.

        The following table sets forth the nature of the Company’s trading market on the OTCBB during the period from January 1, 2001 to the Company fiscal year ended December 31, 2002, and for the period ending February 28, 2003 as quoted by the OTCBB.

        NASD Over-the-Counter Bulletin Board

2001	High (US$)	Low (US$)	Volume

1st Quarter	$1.00	$0.25	696,200
2nd Quarter	$0.63	$0.30	687,900
3rd Quarter	$0.32	$0.17	420,600
4th Quarter	$0.20	$0.06	855,000

2002	High (US$)	Low (US$)	Volume

1st Quarter	$0.19	$0.08	623,200
2nd Quarter	$0.42	$0.13	845,200
3rd Quarter	$0.33	$0.14	269,600
4th Quarter	$0.30	$0.09	294,600

2003	High (US$)	Low (US$)	Volume

Jan 1 - Feb 28	$0.20	$0.09	150,300

        The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

        On March 17, 2003, the closing price quoted OTCBB for the Company’s common shares was $0.11.

        The Company’s common shares are issued in registered form. Based on the records of Pacific Corporate Trust Company, the Company’s registrar and transfer agent, as of March 7, 2003, there were one seven hundred fifty (1,750) holders of record of the Company’s common shares. Holders with United States addresses collectively held 8,457,178 common shares, or approximately fifty seven and four-tenths percent (57.4%) of the Company’s 14,739,691 issued and outstanding common shares.

        The Company has never paid dividends on its common shares and does not anticipate paying any dividends in the foreseeable future.

        See “Item 11 – Security Ownership of Certain Beneficial Owners and Management and Related Matters” for information regarding securities authorized for issuance under compensatory plans.

        Recent Sales of Unregistered Securities.

        On March 9, 2001, the Company issued 400,000 restricted common shares in a private placement at $0.50 per share common share for total proceeds of $200,000. No commissions were paid in connection with the private placement. The shares were issued to one non-U.S. persons outside of the United States in reliance upon an exemption available under Regulation S of the Securities Act of 1933, as amended. In conjunction with this private placement, the Company issued 200,000 non-transferable warrants to purchase 200,000 common shares exercisable at $1.00 per share. These warrants had a two-year term and expired on March 9, 2003.

        On February 28, 2002, the Company issued 1,000,000 common shares and 1,000,000 common share purchase warrants to one of the Company’s officers and directors, Mark Smith, in a private placement under

Regulation D of the Securities Act of 1933, as amended. This private placement was subject to an escrow arrangement, and the conditions for release were satisfied during 2002. See generally “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Placement with Affiliate.”

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY FINANCIAL DATA

        The following table sets forth selected financial data regarding the Company’s consolidated operating results and financial position. The data has been derived from the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

        The Company acquired 100% of USVT pursuant to a Share Exchange in July 1996 and 90.28% of EDI and MBI in September 2000. The Company acquired the remaining 9.72% of EDI in January 2001. The financial data for the year ended December 31, 2000 consolidates EDI and MBI from September 15, 2000 and reflects minority interest for the 9.72%. The financial data for the year ended December 31, 2001 consolidates EDI and reflects minority interest for the first 19 days of the year before the Company acquired the remaining 9.72%. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere this Annual Report. The selected financial data and the Company’s consolidated financial statements are expressed in U.S. dollars.

	Fiscal Year Ended December 31

	2002	2001(2)	2000(1)

Revenue	$ 4,513,377	$ 5,802,426	$ 5,293,937
General & Administrative Expenses	$ 3,445,349	$ 4,861,520	$ 2,492,530
Net Income (Loss) from Operations	$(1,643,692)	$(2,129,143)	$ (362,193)
Net Income (Loss) for the Year	$(1,649,696)	$(2,093,471)	$ (265,566)
Net Income (Loss) per Share	$ (0.12)	$ (0.16)	$ (0.03)

	Fiscal Year Ended December 31

	2002	2001(2)	2000(1)

Working Capital	$ 268,686	$ 752,838	$1,328,838
Total Assets	$1,355,816	$2,251,936	$4,044,579
Total Liabilities	$ 706,481	$ 482,943	$ 520,959
Shareholders' Equity	$ 649,335	$1,768,993	$3,523,620
Long-term Obligations	$ 92,658	$ 34,029	Nil

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the two fiscal years ended December 31, 2002 and 2001. This discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-KSB. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are expressed in United States dollars. Unless noted otherwise the presentation represents the consolidated financial results of the Company and MBI.

Critical Accounting Policies

        The Company’s discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. The Company believes the following are the critical accounting policies used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. The Company had a loss of $1,649,696, generated cash flow from operations of $104,920 for the year ended December 31, 2002 but decreased its cash position to $284,093 at December 31, 2002. For fiscal 2003, management is projecting positive cash flow from operations, which together with working capital will be sufficient cash to fund any anticipated cash requirements. There can be no assurance that management’s projections will be achieved.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The non-amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired has been adopted at January 1, 2002.

        The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”). For accounting purposes, the repricing of outstanding stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

Results of Operations

Year Ended December 31, 2002 (“fiscal 2002”) Compared to December 31, 2001 (“fiscal 2001”)

         Revenue

        Revenue for fiscal 2002 decreased to $4,513,377 from $5,802,426 for fiscal 2001, a decrease of 22.2%. Business Communication Services revenue accounted for 84% of total revenue in fiscal 2002 (73.5% in 2001) and Electronic Media Services revenue accounted for 16% of total revenue in fiscal 2002 (26.5% in 2001).

        Business Communication Services revenues fell 10.8% to $3,802,214 for fiscal 2002 year down from $4,264,570 in fiscal 2001. This continued a downward trend which began in the fiscal year ending December 31, 1999. The reason for the fall in revenue was a combination of customer attrition, downward pressure on pricing in the telecommunications industry as a whole, comparatively lower retail rates on new sales and a reduction in usage on existing accounts attributable to current economic conditions. The Company believes that, although it continues to make new sales of Business Communication Services and has slowed down the rate of customer attrition, the combined effects of current economic conditions and downward pressure on pricing due to competition may cause the Company to continue to experience a general downward trend in Business Communication Services revenue. See “Note Regarding Forward-Looking Statements” and “Risk Factors — Intense Competition”.

        Electronic Media Services revenue fell 53.8% to $711,163 for fiscal 2002 year down from $1,537,856 in fiscal 2001. The fall in revenue was primarily due to customer attrition and a slow down in customer usage of Electronic Media Services attributable to current economic conditions. The Company believes that current economic conditions have led to a significant decline in demand for the Company’s Electronic Media Services. This decline may be expected to persist for the foreseeable future.

        While billing rates for e-mail and fax broadcast services may decline in the future and there may be continued slow down in Electronic Media Services spending in general, the Company believes that its expansion into document processing and management services may allow it to increase revenue, as a whole, in future periods, assuming adequate resources are available. The Company continues to develop new Electronic Media Services applications oriented toward document processing and management in an effort to reduce its dependency on the currently diminished market demand for e-mail and fax broadcasting services. See “Note Regarding Forward-Looking Statements” and “Risk Factors – Need for Additional Resources for Growth”.

        The Company believes that its initiatives to introduce new services and to expand feature sets on existing services may allow it to maintain current revenues levels and to add new customers, assuming adequate resources are available. There can be no assurance that the Company will be successful in commercializing its electronic document processing and management services or that management’s projections will be met. See “Note Regarding Forward-Looking Statements” and “Risk Factors – Need for Additional Resources for Growth”.

        Current economic conditions have caused the Company to experience a decline in its overall revenues. The Company anticipates a modest rebound in revenues in both its Business Communications Services and Electronic Media Services businesses at such time as current economic conditions improve. Although not indicated in current trends, the Company continues to believe that Electronic Media Services revenues can be made to grow relative to Business Communication Services revenues over time. See “Note Regarding Forward-Looking Statements” and “Risk Factors – Need for Additional Resources for Growth”.

        The Company believes that the combined effects of i) current economic conditions, ii) a slow down in business spending, iii) downward pressure on pricing in the telecommunications industry, and iv) increased competition, have caused the Company to experience negative revenue growth over the past twelve months. The Company expects that the current economic conditions may continue to negatively impact results of operations for its fiscal year ending December 31, 2003.

        Gross Profit and Gross Profit Margin (Revenue less Cost of Goods Sold).

        Gross profit for fiscal 2002 decreased to $1,801,657 from $2,732,377 in fiscal 2001, a decrease of 34.1%. Gross profit margin was 39.9% of sales in fiscal 2002 as compared to 47.1% in fiscal 2001. Gross profits declined primarily due to a drop in revenue, particularly in Electronic Media Services revenues which produce relatively higher gross margins than Business Communication Services. This had a material impact on the Company’s results in 2002.

        Business Communication Services gross profit consisted of 72% of total gross profits in fiscal 2002 as compared to 60% in fiscal 2001, and Electronic Media Services gross profit consisted of 28% of total gross profits in fiscal 2002 as compared to 40% of total gross profit margin for fiscal 2001. In fiscal 2002 Business

Communication Services gross profit margin was 34% (2001 in 39%) as compared to Electronic Media Services gross profit margin of 72% (2001 in 71%). Business Communication Services provide significantly lower gross profit margins when compared to Electronic Media Services.

        The Company’s total gross profit margin in fiscal 2002 decreased compared to fiscal 2001, directly as a result of the change in the revenue distribution between Business Communication Services and Electronic Media Services. To the extent that the Company can reverse this trend and increase its Electronic Media Services revenue relative to its Business Communication Services revenue, it believes that it can increase its average gross profit margins. See “Note Regarding Forward-Looking Statements” and “Risk Factors – Need for Additional Resources for Growth”.

        The Company believes that gross profit margins in both Business Communications and Electronic Media Services may continue to decline as a result of downward pressure on prices as a result of increased competition. Additionally, the Company’s costs for underlying services may increase due to recent economic events in the telecommunications industry. These trends may have a material adverse effect on the Company’s results of operations and business.

        During fiscal 2002, the Company negotiated lower carrier rates with Qwest Communications and assigned more of its new Business Communication Services sales to this carrier as opposed to its primary carrier for Business Communication Services MCI/WorldCom. Even with these measures, during fiscal 2002, the Company’s transmission costs increased to 44.7% of revenue or $2,017,246 up from 43.6% of revenue or $2,531,346 in fiscal 2001, an increase of 2.5%. This 2.5% increase was primarily due to a drop in Business Communication Services gross profit margins and lower relative Electronic Media Services revenue the fulfillment of which services carry a high percentage of fixed costs for data lines and access charges. This trend toward higher carrier costs may continue if the Company cannot increase Electronic Media Services revenues relative to Business Communication Services, if there is continuing retail price pressure for lower retail rates for Business Communication Services or if carrier costs increase in general. The Company believes that gross profit margins in Business Communication Services may decline as a result of downward pressure on prices for long distance services as a result of increased competition in the telecommunications industry. The Company believes that it has negative pricing elasticity in both its Business Communication Services segment and its Electronic Media Services segment. Therefore, any material increase in the Company’s costs for underlying services may have an adverse effect on the Company’s business and results of operations. See “Note Regarding Forward-Looking Statements” and “Risk Factors – Need for Additional Resources for Growth” and “Risk Factors — Intense Competition”.

        The Company does not anticipate that recent bankruptcies, liquidations and consolidations in the telecommunications industry will have a material impact on its operations or disrupt service by its underlying carriers, MCI/WorldCom and Qwest Communications. Approximately 80% of the Company’s Business Communications customers are serviced by MCI/WorldCom and 20% are serviced Qwest Communications. All of the Company’s Electronic Media Services business is serviced by Qwest Communications. The Company has prepared contingency plans to move Business Communications customers from either of its underlying carriers to the other if there are disruptions in services or deterioration in service quality.

        Commissions paid increased to $352,604 or 7.8% of revenue in fiscal 2002 up from $347,495 or 6.0% of revenue in fiscal 2001. The increase occurred due to new Business Communication Services sales which incurred higher commissions costs and which replaced revenues on which the Company was not paying any commissions. Due to increases in competitors commission offerings to distributors, the Company was required to pay higher commissions to induce its distributors to sell its services as opposed to those of its competitors. The Company anticipates that, as it expands its distribution network to include sales of Electronic Media Services, its commission expenses as a percentage of revenue may increase.

        Other expenses, primarily related to Business Communication Services, including costs of billing and telecommunications usage tax preparation, were $341,870 in fiscal 2002 as compared to $191,208 in fiscal 2001. The increase was primarily as a result of a $2,500 per month ($30,000 annual) charge incurred for additional outsourced bill processing, software programming fees and a charge of $82,299 in unpaid USAC telecommunications fees which was incurred as a result of an audit of the Company’s prior remittances to USAC.

         Personnel Expenses.

        The Company’s total costs for salaries and benefits decreased to $1,217,165 or 27% of revenue in fiscal 2002 as compared to $1,980,238 or 34.1% of revenue in fiscal 2001, a decrease of 38.5%. The decrease in personnel costs during fiscal 2002 resulted from salary reductions and a shift of some management costs to contract services. Salaries and benefits costs in fiscal 2002 included $25,878 of non-cash compensation expenses related to the repricing of stock options (there were no non-cash salaries and benefits compensation expenses in fiscal 2001).

        Because the Company’s Electronic Media Services business requires the ongoing development of proprietary Electronic Media Services software and accompanying systems, the cost of personnel to support this segment relative to its current sales is substantially higher than that of the Business Communication Services segment. The Company increased the size of its software development staff during fiscal 2002 as compared to fiscal 2001, in order to, among other things, develop new applications and automated systems designed to increase the productivity of its personnel. To the extent that the Company continues to pursue development of its Electronic Media Services software and accompanying systems, it will continue to incur personnel related costs which are substantially higher than when it was engaged exclusively in the Business Communication Services segment.

        In the event that the Company’s revenue forecasts for Electronic Media Services are not achieved, the Company may be required to reduce or eliminate software development staff which would slow down or eliminate the further development of applications and systems at the expense of growth in the Electronic Media Services business. Any reduction from current staff levels may have a material adverse effect on the Company’s business and results of operations. See “Risks — Dependence on Key Personnel

        Contract and consulting services costs increased to $699,190 or 15.5% of revenue during fiscal 2002 up from $361,030 or 6.2% of revenue during fiscal 2001. Contract and consulting services in fiscal 2002 included $431,135 of non-cash compensation expenses including $31,135 for the issuance of stock options to non-employee contractors and a $400,000 non-cash compensation expense related to the private placement of securities to an officer and director of the Company. Cash based contract and consulting services fell to $268,055 during fiscal year 2002 a decrease of 25.8% as compared to $361,030 in fiscal year 2001 (there were no non-cash contract and consulting compensation expenses in fiscal 2001).

        The Company believes that non-cash compensation expenses due to the repricing of stock options will continue to have a material impact on the Company’s results of operations until such time as all repriced stock options have been exercised, terminated or have expired. While the impact of fluctuations in the Company’s stock price on non-cash compensation expenses due to the repricing of stock options cannot be forecasted, to the extent that there is an increase in the Company’s stock price, from reporting period end to reporting period end, there will be a material adverse effect on the Company’s results of operations.

         Amortization and Loss on Disposal of Equipment.

        Amortization during fiscal 2002 fell to $140,787 down from $341,429 in fiscal 2001. The decrease was primarily due to amortization of goodwill associated with the acquisition of EDI in fiscal 2001 which was discontinued in fiscal 2002 as a result of adoption of SFAS No. 142. The Company incurred a $91,724 non-cash loss during the period on the disposal of obsolete equipment.

         Legal and Accounting, Rent, and Bad Debt.

        Legal and accounting expenditures increased to $151,860 in fiscal 2002 up from $149,736 in fiscal 2001. Legal and accounting expenditures in fiscal 2002 included costs associated with the defense of the Karwat arbitration. The Company has implemented internal controls designed to lower customary legal and accounting expenditures.

        Rent decreased to $152,639 in fiscal 2002 from $222,042 in fiscal 2001. The Company has consolidated its operations into a single location and has sublet some of its office space which will result in a lowering of its monthly rents. The Company incurred a $98,774 non-cash loss during the period associated with the sublease.

        Bad debt expense (recovery) was a recovery of $39,783 in fiscal 2002 down from an expense of $168,144 in fiscal 2001. The negative balance in bad debts was due to recovery of $100,000 against a charge of $121,103 taken during fiscal 2001 for non-payment of amounts due from Prime T.V.

        Other General and Administrative Expenses – excluding write-down of goodwill.

        Other general and administrative costs were $332,993 in fiscal 2002 down from $443,740 in fiscal 2001 a decrease of 25%. The decrease was due to the downsizing of operations. The Company managed to maintain general and administrative costs at 7.4% (2001 – 7.6%) of revenue despite a smaller revenue base indicating that the company was able to effectively manage general and administrative costs in the face of diminishing revenues. The Company believes that it can continue to control general and administrative costs relative to changes in revenue. See “Note Regarding Forward-Looking Statements.”

         Write-down of Goodwill.

        The Company wrote down the value of goodwill by $600,000 to $0. The Company has experienced a significant decline in the monthly revenue of EDI since its acquisition. At December 31, 2002, the Company reviewed the carrying value of goodwill for impairment of its value. Based upon the decline in the revenues of the Electronic Media Services business since December 31, 2001, during 2002 the Company wrote off the remaining balance of goodwill in the amount of $600,000.

        Net Loss.

        Net loss from operations before other income (expense) was $1,643,692 in fiscal 2002 down from $2,129,143 in fiscal 2001, a decrease of 22.8%. Decreases in net operating loss were primarily due to downsizing in the Company’s business operations. During fiscal year 2002, the Company was able to streamline Electronic Media Services operations and reduce losses in this segment. Operating loss in fiscal 2002 included $457,013 in non cash compensation expenses, $140,787 in amortization expenses, $600,000 in write down of goodwill and $190,498 in other non cash losses. Total non-cash operating expenses were $1,388,298. The Company believes that non-cash compensation expenses may continue to have a material impact on reported net results from operations.

        The Company had a net loss of $1,649,696 or $0.12 per share as compared to a net loss of $2,093,471 or $0.16 per share in fiscal 2001. The Company anticipates that it may continue to incur losses until it can successfully reverse the trend of negative revenue growth in demand for its Electronic Media Services or lower costs in its Electronic Media Service business.

Liquidity and Capital Resources.

        At December 31, 2002 (“FYE 2002”), the Company had working capital of $268,686 including cash and equivalent balances of $284,093 as compared to respective balances of $752,838 (working capital) including $367,868 (cash and cash equivalents) at December 31, 2001 (“FYE 2001”).

        A large percentage of the change in working capital balances from FYE 2001 to FYE 2002 were as a result of falling revenues and tighter collections policies in fiscal 2002 which reduced carried accounts receivable balances, the extending of the Company’s payables and a total of $262,955 in unfinanced software and equipment purchases.

        During fiscal 2002, the Company generated $104,920 in cash from operations as compared to using $460,230 in cash to fund operations in fiscal 2001. The Company believes that cost control programs designed to reduce cash consumption related to operations are having a positive effect on the Company’s results. See “Note Regarding Forward-Looking Statements.”

        Accounts receivable decreased to $577,279 at FYE 2002 down from $824,661 at FYE 2001. Accounts receivable primarily represent collectable amounts from the previous ninety days sales. The Company experienced an increase in doubtful accounts during fiscal 2002 (after removing the Prime T.V. bad debt from 2001 and the related recovery in 2002) and in response tightened its credit practices and policies. In addition the company has designed credit issuance and real-time credit limiting tools to counter an increasingly risky credit environment. However, there can be no assurance that political and economic conditions will not adversely affect the Company’s ability to collect accounts receivable on a timely basis.

        In fiscal 2002, the Company increased its net capital assets by $30,444. Capital expenditures during the period were directly related to the upgrading of the Company’s network operations center and networking equipment and in replacing obsolete fixed assets acquired in the acquisition of EDI. The Company used $262,955 in cash on software and equipment purchases.

        Current liabilities increased to $613,823 at FYE 2002 up from $448,914 at FYE 2001. The Company has extended its payment practices with its carriers in order to better match cash inflows and outflows. Therefore, despite lower revenues, accounts payable balances were higher. Current liabilities at FYE 2002 also included $53,764 in unpaid USAC charges.

        The Company has no long-term debt or other long-term liabilities other than capital leases and operating subleases of $92,658. These obligations are repayable over the period through 2006.

        The Company received $73,025 during fiscal 2002 from the issuance of capital stock.

        The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2002, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company’s ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management’s plans.

        The Company believes that its working capital together with cash flow from its operations will be sufficient to fund its cash requirements through fiscal 2003, however, there can be no assurance that political and economic conditions will not adversely affect revenue from operations, collections, costs related to the Company’s business or other factors, which may affect the Company’s future cash requirements. If the Company requires additional cash to fund capital additions or operations, the Company will likely fund any such requirements by issuing capital stock. There is no certainty that the Company will be able to issue additional stock if required.

Business Outlook, Risks and Uncertainties

        Economic Uncertainties. Current economic slowdown, industry conditions, and the political environment may affect the Company’s future results of operations, which may result in material adverse fluctuation of revenues, expenses and gross margin in future periods. A material decline in the demand for the Company’s products or services may have a material adverse affect on the Company’s results of operations and plan of operations in its fiscal year 2003. The telecommunications industry has experienced a number of bankruptcies, liquidations and consolidations recently that has resulted in downward pressure on the price of stock of telecommunications companies, which may affect the Company’s ability to obtain financing on acceptable terms, if at all. The economic and political uncertainty in the markets and industries that the Company competes makes it difficult to predict the Company’s results for fiscal year 2003.

        Sufficiency of Working Capital. Although the Company believes it has sufficient working capital and will receive sufficient revenues from operations to fund its operations, there can be no assurance that the Company’s actual expenditures will not exceed projected expenditures or that the Company will have sufficient revenues from operations to meet its actual expenditure requirements. In addition, the Company may require additional working capital if the Company elects to aggressively expand into new markets or offers new products and services to end users. If the Company’s revenues from operations are insufficient to fund its operations, there can also be no assurance that additional financing, if any, will be available on terms acceptable to the Company. If the actual expenditures for such cost exceed the estimated costs or if events occur that require additional expenditures, the Company will be required to raise additional financing or to defer expenditures to meet other obligations. The failure to meet certain expenditures may cause the Company to default on material obligations and such default may have a material adverse effect on the Company’s business and results of operations.

        Risks Related to Karwat Arbitration. The arbitrator is expected to rule on the claims by Joseph Karwat, a former officer of the Company, alleging, among other things, that the Company terminated his employment without cause and breached his employment agreement, defamation, fraudulent inducement, misrepresentation and violation of the California Labor Code. Karwat seeks relief in the amount of $204,807 plus compensatory and punitive damages, attorney’s fees and interest. The Company filed a cross-claim against Karwat alleging that that he breached his fiduciary duty to the Company and violated the California Labor Code. The arbitrator is expected to rule on Karwat’s claims and the Company’s cross-claims in April 2003.

        The Company has notified its insurance underwriters of the Demand for Arbitration and has filed a claim under its Employment Practices Liability Insurance (EPLI) policy and has notified its Directors and Officers Insurance (D&O) carrier. The Company has taken a reserve of $25,000, which is the amount of its insurance deductible under its EPLI policy, in connection with the Karwat arbitration. There can be no assurance that the claim if upheld, in whole or in part, will be paid by the Company’s EPLI or D&O carrier or that all claims may be covered under the Company’s EPLI or D&O policies. Due to the uncertain nature of the arbitration process, the Company is unable to predict if the arbitrator will rule in favor of the Company. To the extent that any part of an award made to Karwat in arbitration was not covered by the Company’s EPLI or D&O policies or that the total award exceeds the Company’s coverage limits under its EPLI or D&O policies, the Company may be required to pay damages which will have a material adverse effect on MBI’s business and results of operations. See “Legal Proceedings – Arbitration Proceeding Regarding Joseph Karwat”.

OTHER MATTERS

        Moving Bytes Inc. was formed under the Canada Business Corporations Act. Prior to June 19, 2000 the Company was incorporated under the Company Act of British Columbia, Canada. The Company’s financial results are quantified in U.S. dollars and a majority of the Company’s obligations and expenditures with respect to its operations are incurred in U.S. dollars. In the past, the Company has raised equity funding through the sale of securities denominated in Canadian dollars, and the Company may in the future raise additional equity funding or financing denominated in Canadian dollars. Although the Company does not believe it currently has any materially significant market risks relating to its operations resulting from foreign exchange rates, if the Company enters into financing or other business arrangements denominated in currency other than the U.S. dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

        The Company currently has no long-term debt obligations. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. In the event the Company experiences substantial growth in the future, the Company’s business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

         Stock Option Repricing

        The Company has repriced stock options previously granted to directors, officers and employees of the Company. Due to changes in the exercise price for certain Stock Option granted under the Stock Option Plan, those options will be accounted for using variable plan accounting under Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations (“APB 25”). Therefore, the Company recognizes compensation expense were the fair value of the Company’s stock exceeds the adjusted exercise price. The Company’s accounting for stock options is significant because the effect the compensation expense has on the Company’s results. The compensation expense associated with the Company’s stock options has a significant effect on its ability to incur positive net results.

        The Company recognized compensation expenses of $25,878 associated with the repricing of stock options during the year ended December 31, 2002.

        The Company believes that non-cash compensation expenses due to the repricing of stock options will continue to have a material impact on the Company’s results of operations until such time as all repriced stock options have been exercised, terminated or have expired. While the impact of fluctuations in the Company’s stock price on non-cash compensation expenses due to the repricing of stock options cannot be forecasted, to the extent that there is an increase in the Company’s stock price, from reporting period end to reporting period end, there will be a material adverse effect on the Company’s results of operations.

         Private Placement with Affiliate

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

        On August 1, 2002, the board of directors approved a resolution to amend the Escrow Agreement between the Company and an officer and director of the Company. The amendment provided for the release of the securities held in escrow in the event that the Company reported two consecutive fiscal quarters of positive earnings before interest, taxes, depreciation and amortization charges once all non-cash expenses are removed from the calculation of earnings, (“Adjusted EBITDA”). During the fiscal quarters ended March 31, 2002 and June 30, 2002, the Company reported positive Adjusted EBITDA. As a result, the conditions necessary for the release of the securities from escrow had been satisfied.

        At August 1, 2002, compensation expense of $400,000, representing the intrinsic value of the shares and warrants eligible for release from escrow was recorded by a charge to contracting and consulting services.

ITEM 7.  FINANCIAL STATEMENTS

Consolidated Financial Statements
(Expressed in United States dollars)

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Years ended December 31, 2002 and 2001

(with Independent Auditors' Report Thereon)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Moving Bytes Inc.

We have audited the accompanying consolidated balance sheets of Moving Bytes Inc (formerly E*Comnetrix Inc.) as of December 31, 2002 and 2001, and the related consolidated statements of operations and deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Moving Bytes Inc. Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in note 3(d) to the financial statements, the Company changed its method of accounting for goodwill in 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

February 25, 2003

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2002 and 2001

	2002	2001

Assets

Current assets:
Cash and cash equivalents	$ 284,093	$ 367,868
Accounts receivable, less allowance for doubtful accounts
of $53,950 in 2002 and $35,522 in 2001	577,279	824,661
Prepaid expenses	21,137	9,223

	882,509	1,201,752

Equipment and leasehold improvements (note 4)	439,646	409,202

Other assets	33,661	40,982

Goodwill (net of accumulated amortization and write-down of $2,076,914;
2001 - $1,476,914) (notes 3(d) and 6)	--	600,000

	$ 1,355,816	$ 2,251,936

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 331,798	$ 336,534
Payroll accrued liabilities	47,973	35,000
Commissions payable	72,803	25,000
Telecom taxes payable	121,104	46,294
Current portion of obligations under capital lease and
operating sub-lease (note 5)	40,145	6,086

	613,823	448,914

Obligations under capital lease and operating sub-lease (note 5)	92,658	34,029

Shareholders' equity:
Capital stock (note 8)	6,531,683	6,458,658
Additional paid-in capital (note 8)	606,094	149,081
Deficit	(6,488,442)	(4,838,746)

	649,335	1,768,993

	$ 1,355,816	$ 2,251,936

Future operations (note 2)
Commitment (note 11)
Contingencies (note 12)
Subsequent event (note 14)

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001

	2002	2001

Revenue	$ 4,513,377	$ 5,802,426

Cost of goods sold:
Transmissions and services	2,017,246	2,531,346
Commissions	352,604	347,495
Other	341,870	191,208

	2,711,720	3,070,049

Gross margin	1,801,657	2,732,377

Expenses (recovery)
Salaries:	1,191,287	1,980,238
Other
Non-cash compensation	25,878	--
Consulting services:	268,055	361,030
Other
Non-cash compensation	431,135	--
Rent	152,639	222,042
Legal and accounting	151,860	149,736
Amortization	140,787	341,429
Insurance	98,874	44,705
Advertising and promotion	79,507	150,439
Telephone	42,320	86,016
Travel and entertainment	39,332	57,857
Office supplies and sundry	37,610	62,425
Bank charges	14,512	8,930
State franchise tax	14,023	2,852
Dues and subscriptions	4,213	19,657
Postage and freight	2,602	5,256
Miscellaneous	--	5,603
Bad debt expense (recovery) (note 10)	(39,783)	168,144
Write-down of goodwill (notes 3(d) and 6)	600,000	1,195,161
Loss on disposal of equipment	91,724	--
Loss on operating sub-lease	98,774	--

	3,445,349	4,861,520

Loss before undernoted	(1,643,692)	(2,129,143)

Other income (expense):
Interest income	4,442	24,861
Interest expense	(8,475)	(6,367)
Other income	(371)	4,306

	(4,404)	22,800

Loss before income taxes and minority interests	(1,648,096)	(2,106,343)

Income taxes (note 7)	1,600	2,400

Loss before minority interest	(1,649,696)	(2,108,743)

Minority interest	--	15,272

Loss for the year	(1,649,696)	(2,093,471)

Accumulated deficit, beginning of year	(4,838,746)	(2,745,275)

Accumulated deficit, end of year	$(6,488,442)	$(4,838,746)

Loss per share - basic and diluted (note 3(b))	$ (0.12)	$ (0.16)

Weighted average number of shares outstanding, basic and diluted	14,112,066	13,150,308

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001

	2002	2001

Cash provided by (used in):

Operations:
Loss for the year	$(1,649,696)	$(2,093,471)
Items not involving cash:
Amortization	140,787	341,429
Minority interest	--	(15,272)
Write-down of goodwill	600,000	1,195,161
Stock-based compensation	457,013	--
Loss on disposal of equipment	91,724	--
Loss on disposal of operating sub-lease	98,774	--
Change in non-cash operating working capital:
Accounts receivable	247,382	99,536
Prepaid expenses	(11,914)	70,242
Accounts payable	(4,736)	(103,967)
Payroll accrued liabilities	12,973	35,000
Commissions payable	47,803	3,791
Telecom taxes payable	74,810	7,321

Cash flows provided by (used in) operating activities	104,920	(460,230)

Investments:
Purchase of equipment	(262,955)	(247,317)
Acquisition of subsidiary	--	88,573
Other assets	7,321	(33,217)

Cash flows used in investing activities	(255,634)	(191,961)

Financing:
Issuance of common shares for cash	73,025	200,000
Capital lease obligation payments	(6,086)	(5,800)

Cash flows provided by financing activities	66,939	194,200

Decrease in cash and cash equivalents	(83,775)	(457,991)

Cash and cash equivalents, beginning of year	367,868	825,859

Cash and cash equivalents, end of year	$ 284,093	$ 367,868

Supplementary information:
Interest received	$ 4,442	$ 24,861
Interest paid	8,475	6,367
Income taxes paid	1,600	2,400
Non-cash transactions:
Acquisition of equipment under capital lease	--	45,915
Value assigned to common shares issued on acquisition
of EDI (note 6)	--	172,844
Value assigned to performance escrow stock returned
to treasury (note 8)	--	5,700
Value assigned to Perell escrow stock returned to treasury (note 8)	--	34,000

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

1.	Operations:

Moving Bytes Inc. (the “Company” or “Moving Bytes”) is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol “MBYTF”. The Company, through its wholly owned subsidiary MBI, sells telecommunication and data, transmission and access services (“Business Communications Services”), and electronic customer relationship management, electronic document delivery and Internet marketing solutions (“Electronic Media Services”) to commercial customers.

On July 16, 2002 the Company changed its name from E*Comnetrix Inc. to Moving Bytes Inc.

The consolidated financial statements include the accounts of Moving Bytes and the following subsidiaries from their respective dates of acquisition or formation.

Wholly owned operating subsidiary at December 31, 2002: Moving Bytes, Inc. (“MBI”)

Wholly owned subsidiaries that operated during fiscal 2001: Exstream Data, Inc. (“EDI”) Layer 427, Inc. USV Telemanagement Inc.

All material intercompany balances and transactions have been eliminated on consolidation.

2.	Future operations:

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company incurred net losses of $1,649,696 and $2,093,471 in 2002 and 2001, respectively. The net income was, in part, impacted by the accounting for repriced stock options (note 8(e)) and write off of goodwill (notes 3(d) and 6). The Company also generated cash from operations in 2002 of $104,920 compared to used cash to fund operations of $460,230 in 2001. The Company had working capital at December 31, 2002 of $268,686.

Management is projecting that the investments in the business made in 2002 will result in future revenue growth and the return to sequential quarterly profitability, net of non-cash items, in fiscal 2003. Management is also projecting that the Company’s cash at December 31, 2002 of $284,093 will be sufficient, when taken in combination with projected operating cash flow, to fund its operations and any investments required in the balance of fiscal 2003, although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities for additional acquisitions or investments in equipment and technology. If external financings become required, there can be no assurance that funds will be available on an economic basis to the Company.

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

2.	Future operations (continued):

The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company’s ability to increase its revenue and reduce its operating costs so that the Company achieves projected operating cash flow.

These financial statements do not reflect any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of operations.

3.	Significant accounting policies:

(a)	Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

(b)	Net earnings (loss) per share:

Net earnings (loss) per share has been calculated using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share are computed similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants, if dilutive. Dilutive loss per share is the same as basic loss per share in all periods, since the impact of outstanding options and warrants is dilutive. The following securities could potentially dilute basic earnings per share in the future:

	December 31, 2002	December 31, 2001

Options (note 8(d))	5,017,870	5,481,300
Warrants (note 8 (c))	1,200,000	200,000

(c)	Stock based compensation – options and performance escrow shares:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for its employee stock options plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants. Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

3.	Significant accounting policies (continued):

(c)	Stock based compensation – options and performance escrow shares (continued):

The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

The closing price of the Company’s common stock on December 31, 2002 was $0.09 per share and therefore the Company recognized employee non-cash compensation expense charges of $25,878 for the year ended December 31, 2002 related to repriced stock options. There is a potential for such a variable non-cash charges in each reporting period until all of the Company’s repriced stock options are exercised, forfeited or expire.

The performance escrow shares are treated as a compensatory arrangement. Compensation expense will be recognized in the statement of operations equal to the fair value of the shares released to a shareholder that provides services as an officer, director, employee, consultant or contractor.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below. If the fair value method had been used compensation for stock options granted to directors, officers and employees of $76,690 (2001 - 260,403) would have been recorded, reducing net earnings or increasing the reported loss by such amount. Accordingly, the pro forma loss and loss per share for the years presented would be $1,726,386 (2001 - $2,353,874) and $0.12 (2001 - $0.18), respectively.

The fair value of employee options granted during the year was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.50% (2001 - 4.00%) no annual dividends; expected lives equal to one-half the option lives; and volatility of 312% (2001 - 221% to 252%).

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

3.	Significant accounting policies (continued):

(d)	Goodwill:

The Company prospectively adopted SFAS 142 — “Goodwill and Other Intangible Assets” on January 1, 2002. Under these recommendations, goodwill is no longer amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In prior years, the Company amortized goodwill straight-line over a period of five years. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment step is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying value to measure any the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of the goodwill is determined in a business combination, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the statement of earnings before extraordinary items and discontinued operations.

On adoption, all goodwill was assigned to the electronic media services reporting unit. The Company completed the transitional impairment test at January 1, 2002 and concluded that no impairment charge was required at that time. The Company completed its annual impairment test on December 31, 2002 and determined that an impairment charge was required (see note 6).

(e)	Cash and cash equivalents:

Cash equivalents are represented by highly liquid investments having terms to maturity of 90 days or less when acquired.

(f)	Equipment and leasehold improvements:

Equipment and leasehold improvements are stated at cost. Amortization is provided on a straight-line basis over the following estimated useful lives:

Asset	Years

Furniture and fixtures	7
Computer and office equipment	5
Test and other equipment	7
Equipment under capital lease	5
Leasehold improvements	5

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

3.	Significant accounting policies (continued):

(g)	Revenue recognition:

Revenue, for long distance reselling, is recognized and billed monthly to customers based upon customer usage as determined by the Company’s telecommunications carriers electronic switching and billing systems.

Revenue, for electronic document delivery, is recognized and billed monthly to customers based upon customer usage as determined by the Company’s internal billing systems.

(h)	Income taxes:

The Company follows the asset and liability method for accounting for income taxes. Under this method, deferred income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying values of assets and liabilities and their respective income tax bases (temporary differences) and loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is included in income in the period that includes the substantive enactment date. Deferred income tax assets are evaluated and if realization is not considered “more likely than not”, a valuation allowance is provided.

(i)	Foreign currency translation:

The functional currency of the Company and its subsidiaries is considered to be the US dollar as substantially all operating, financing and investing transactions are made in that currency. Accordingly, monetary assets and liabilities and non-monetary items carried at market values which are denominated in Canadian dollars, have been translated into US dollars using exchange rates in effect at the balance sheet date. Statement of operations items are translated at weighted average exchange rates. Exchange gains or losses are included in the determination of net earnings (loss) for the year.

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

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

3.	Significant accounting policies (continued):

(k)	Recently adopted accounting standards

(i)

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, “Accounting or Asset Retirement Obligations” (“SFAS No. 143”), which requires entities to record the fair value of a liability for an asset or an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

(ii)

In July 2002, the FASB released SFAS No. 146, “Accounting for costs associated with Exit or Disposal Activities”, (“SFAS No. 146”), which addresses the financing accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 relates to the recognition of a liability for a cost associated with an exit or disposal activity and requires that a liability be recognized for these costs only when the liability is incurred., that is, when it meets the definition of a liability under FASB’ conceptual framework. SFAS No. 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result, SFAS 146 significantly reduces an entity’s ability to recognize a liability for future expenses related to restructuring. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

(iii)

In December 2002, the FASB released SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure”. This statement amends FASB Statement No. 123. “Accounting for Stock-based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value base method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Statement is in effect for fiscal years ending after December 15, 2002.

The Company does not believe that the adoption of SFAS No. 143 or SFAS No. 146, will have a material affect on the Company’s reported financial results. The disclosure requirements in SFAS No. 148 have been adopted in these consolidated financial statements (see note 3(c)).

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

4.	Equipment:

2002	Cost	Accumulated amortization	Net book value

Furniture and fixtures	$ 54,329	$ 16,469	$ 37,860
Computer and office equipment	250,029	53,983	196,046
Test and other equipment	155,413	12,847	142,566
Equipment under capital lease	45,914	14,539	30,375
Leasehold improvements	44,370	12,571	31,799

	$550,055	$110,409	$439,646

2001	Cost	Accumulated amortization	Net book value

Furniture and fixtures	$ 73,421	$ 21,478	$ 51,943
Computer and office equipment	512,970	253,051	259,919
Test and other equipment	18,625	1,776	16,849
Equipment under capital lease	45,914	5,356	40,558
Leasehold improvements	44,370	4,437	39,933

	$695,300	$286,098	$409,202

Amortization expense for the year is $140,787 (2001 — $117,018). Amortization of equipment under capital leases is $9,183 (2001 — $6,122).

5.	Obligations under capital lease and operating sub-lease:

	Operating sub-lease	Capital lease	Total

Year ending December 31, 2003	$32,607	$14,163	$ 46,770
2004	25,434	14,163	39,597
2005	25,517	14,163	39,680
2006	15,216	5,901	21,117

Total minimum lease payments	98,774	48,390	147,164
Amount representing interest at 19.33%	--	14,361	14,361

Present value of net minimum capital lease payments	98,774	34,029	132,803
Current portion of obligation	32,607	7,538	40,145

	$66,167	$26,491	$ 92,658

Interest of $8,077 (2001 — $5,268) relating to capital lease obligations has been included in interest expense.

The operating sub-lease obligation represents the loss on sub-lease of office space which has been recorded in the current year (note 14(a)).

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

6.	Acquisition of Exstream Data, Inc. and goodwill:

On September 15, 2000, the Company acquired 90.28% of the common stock of Exstream Data, Inc. (“EDI”), a California corporation, for 2,703,036 common shares of the Company with a fair value of $2,324,610 and assumed 38,000 EDI employee share purchase options which were converted into 199,515 vested stock options of the Company. The fair value of the options issued was $143,381 calculated by an option pricing model.

On January 19, 2001, the Company issued 291,128 common shares in exchange for 9.72% of the common capital stock of EDI, bringing the Company’s interest in EDI to 100%. As consideration, the Company issued 291,128 common shares of the Company with a fair value of $172,844. No commissions were paid in connection with this issuance of Company common shares. The Company common shares were issued in a private transaction to certain shareholders of EDI in reliance upon an exemption available under Section 4(2) of the Securities Act of 1933, as amended.

This acquisition has been accounted for using the purchase method and is summarized as follows:

Net assets acquired:
Current assets	$ 490,811
Equipment	231,828
Goodwill	2,032,691

2,755,330
Liabilities assumed:
Current liabilities	114,495

$2,640,835

Consideration:
Common shares	$2,497,454
Stock options recorded as additional paid-in capital	143,381

$2,640,835

Goodwill represented the excess purchase price paid on the acquisition of Exstream Data, Inc. (“EDI”) over the fair value of the net assets acquired. The remaining net book value recorded at December 31, 2002 is nil (December 31, 2001 — $600,000).

At December 31, 2001, the Company reviewed the carrying value of goodwill acquired on acquisition of EDI. The review was initiated as monthly revenues from EDI reduced throughout 2001 and the Company’s share price declined significantly in 2001 and indicated that the value of the Company’s net assets had also declined. The Company wrote-down the goodwill by $1,195,161 to its estimated fair market value of $600,000. The fair market value estimate was based on two sources of evidence – the fair market value of the Company’s net assets as estimated by the market capitalization of the Company using trading prices at December 31, 2001; and the estimated discounted cash flows from the electronic document delivery business.

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

6.	Acquisition of Exstream Data, Inc. and goodwill (continued):

In accordance with its stated accounting policy described in note 3(d), the Company completed its annual impairment test on December 31, 2002. Based upon the decline in the revenues of the electronic document delivery business since December 31, 2001 and the impact these declines have on expected future net cash flows from this reporting unit, the Company has estimated the fair value of the reporting unit to reflect the carrying value of the net identifiable assets resulting in a write off the remaining balance of goodwill in the amount of $600,000.

Amortization of goodwill was recorded for the years ended December 31, 2002 and 2001 of nil and $219,561, respectively. Net loss and loss per share adjusted for the non-amortization of goodwill for the twelve months ended December 31, 2002 and 2001 would have been $1,649,696 and $1,873,910, respectively.

7.	Income taxes:

Income tax expense (recovery) attributable to earnings (loss) from operations differs from the amounts computed by applying the Canadian Federal tax rate of approximately 38% to earnings (loss) before income taxes as a result of the following:

	2002	2001

At statutory rates	$ (626,885)	$ (795,519)
Non-deductible items, primarily goodwill and stock compensation	400,005	537,594
Change in valuation allowance	226,880	257,925
State income tax paid	1,600	2,400

The tax effects of temporary differences that give rise to significant portions of the future tax assets and facilities are as follows:

	2002	2001

	$ 1,600	$ 2,400

Deferred tax assets:
Losses carried forward	$ 1,517,633	$ 1,363,253
Accounting amortization in excess of tax	37,500	--
Other	30,000	--
Deferred tax liabilities:
Tax amortization in excess of accounting	--	5,000

Total gross deferred tax assets and liabilities	1,585,133	1,358,253
Valuation allowance	(1,585,133)	(1,358,253)

Net deferred tax asset	$ --	$ --

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

7.	Income taxes (continued):

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance equal to the net deferred tax asset balance has been recorded, as the realization of such losses at the balance sheet dates during the carry forward period cannot be considered to be more likely than not.

The Company and its subsidiary have the following non-capital losses available to reduce future taxable income, expiring as follows:

Losses of Canadian parent (stated in US dollars): 2003	$ 152,342
2004	57,526
2005	82,791
2006	92,205
2007	580,342

965,206

Losses of US operating subsidiary: 2010	245,173
2011	777,081
2012	116,722
2015	774,016
2016	709,310
2017	406,265

3,028,566

Total losses	$3,993,772

8.	Capital stock:

(a)	Authorized:

Unlimited number of common stock, no par value.

10,000,000 class A preferred stock, no par value. No class A preferred shares have been issued as of December 31, 2002.

20,000,000 class B preferred shares, with no par value. No class B preferred shares have been issued as of December 31, 2002.

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

8.	Capital stock (continued):

(b)	Issued and fully paid common shares:

	Number of common shares	Common share amount	Additional paid-in capital

Balance, December 31, 2000	13,602,313	$ 6,125,514	$143,381

Issued for cash on private placement (note 8(c)(i))	400,000	200,000	--
Performance escrow stock returned to
treasury (note 8(c)(ii))	(750,000)	(5,700)	5,700
Issued to acquire 9.72% interest in EDI (note 6)	291,128	172,844	--
Stock returned to treasury on settlement
of Perell lawsuit (note 8(c)(iii))	(34,000)	(34,000)	--

Balance, December 31, 2001	13,509,441	6,458,658	149,081

	Number of common shares	Common share amount	Additional paid-in capital

Balance, December 31, 2001, brought forward	13,509,441	6,458,658	149,081

Shares issued during the period:
For cash pursuant to private
placements (note 8(c)(iv))	1,000,000	50,000	--
Options exercised	230,250	23,025	--

Stock-based compensation - options and
escrow shares released	--	--	457,013

Balance, December 31, 2002	14,739,691	$6,531,683	$606,094

(c)	Private placement:

(i)

On March 9, 2001 the Company closed a $200,000 restricted stock private placement financing at $0.50 per share, the market price at the date of the arrangement. The financing was placed with private funding sources outside of the United States. Stock issued under the private placement carries a one-year trading restriction from the date of issue. In addition the Company issued 200,000 non-transferable share purchase warrants exercisable at $1.00. The warrants have a two-year term and are exercisable for restricted common stock.

(ii)

The issued shares at December 31, 2000 included 750,000 performance escrow shares. On November 7, 2000, the officers and directors voluntarily terminated the escrow agreement with the Company and returned the performance escrow shares to treasury on January 5, 2001. The Company terminated the shares reducing capital stock and increasing additional paid in capital by $5,700.

(iii)

As a contingency to closing the EDI acquisition, the Company and certain shareholders of EDI entered into an escrow agreement (the “Perell Lawsuit Escrow Agreement”) established to mitigate both the costs and outcome of a shareholder (“Perell”) lawsuit against EDI (the “Perell Lawsuit”). Under the terms of the Perell Lawsuit Escrow Agreement, 1,400,000 common shares of the Company issued as part of the acquisition of EDI were put into escrow (the “Escrowed Shares”).

On January 19, 2001, the Company, Perell and certain other parties entered into a Share Exchange Agreement pursuant to which the Company purchased from Perell 56,053 shares of the common stock of EDI in exchange for 291,128 restricted common shares of the Company, bringing the Company’s ownership of EDI’s common stock to 100%.

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

8.	Capital stock (continued):

(c)	Private placement (continued):

(iii)	Continued:

On March 13, 2001, the Perell Lawsuit Escrow Agreement was terminated under its terms. As a result, the Company received 34,000 common shares of its common stock in recovery of certain legal expenses incurred to defend the Perell Lawsuit. The 34,000 shares were returned to treasury on March 22, 2001 at a deemed value of $1.00 per share, the market price at the date of the arrangement, and a $34,000 expense recovery was applied against legal expenses. The remaining Escrowed Shares were returned to the beneficial holders of the Escrowed Shares.

(iv)

On February 25, 2002, the Board of Directors approved a private placement to an officer and director of the Company. The terms of the private placement are that the Company would issue 1,000,000 common shares at $0.05 per share and issue warrants to purchase up to an additional 1,000,000 common shares at $0.05 per share which are exercisable until March 1, 2007. These shares and warrants will be held in escrow and released only in the event of certain events or conditions, specified by the escrow agreement. The Company received the $50,000 proceeds in cash and the private placement closed on February 28, 2002. The market price at the date of issuance of the shares was $0.25.

On August 1, 2002, the board of directors approved a resolution to amend the escrow between the Company and an officer and director of the Company. The amendment provided for the release of the securities held in escrow in the event that the Company reported two consecutive fiscal quarters of positive earnings before interest, taxes, depreciation and amortization charges once all non-cash expenses are removed from the calculation of earnings, (“Adjusted EBITDA”). During the fiscal quarters ended March 31, 2002 and June 30, 2002 the Company reported positive Adjusted EBITDA (as defined by the board of directors). As a result, the conditions necessary for the release of the securities from escrow have been satisfied as of August 1, 2002. At August 1, 2002, compensation expense of $400,000, representing the intrinsic value of the shares and warrants eligible for release from escrow has been recorded.

(d)	Stock options:

The Company has a stock option plan, which allows the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase up to a maximum of 8,000,000 common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The outstanding stock options expire at various dates ranging from January 25, 2003 to March 22, 2007 and vest according to the terms of the Company’s stock option plan as may be amended by the individual stock option agreements.

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

8.	Capital stock (continued):

(d)	Stock options (continued):

The following summarizes changes in stock options for the twelve months ended December 31, 2002 and prior fiscal year reporting periods:

	2002			2001

	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding, beginning of year	5,481,300	$0.25	4,725,890	$1.00
Granted	824,020	$0.66	1,352,475	0.25
Exercised	(230,250)	$0.10	--	--
Forfeited	(1,057,200)	$0.37	(597,065)	0.59

Outstanding, end of year	5,017,870	$0.14	5,481,300	$0.25

The Company has the following stock options outstanding and vested at December 31, 2002:

	Total number	Total vested	Price	Expiry

Officers/directors/employees	40,000	40,000	0.25	January 25, 2003
Directors	5,000	5,000	0.25	April 19, 2003
Employees	100,000	100,000	0.10	September 18, 2003
Employees	163,600	122,700	0.10	January 16, 2004
Employees	20,000	15,000	0.10	March 14, 2004
Employees	175,000	175,000	0.10	May 24, 2004
Employees	145,000	133,750	0.10	September 13,2004
Officers/directors	1,000,000	1,000,000	0.10	September 29, 2004
Consultants	60,000	60,000	0.30	October 16,2004
Consultants	50,000	50,000	0.50	October 16,2004
Officer/director	500,000	500,000	0.10	January 25, 2005
Employees	133,020	133,020	0.10	February 25, 2005
Directors	50,000	50,000	0.10	February 25, 2005
Officer/director	750,000	750,000	0.10	March 9, 2005
Officer/director	500,000	500,000	0.10	June 26, 2005
Employees	50,000	50,000	0.10	June 26, 2005
Employees	26,250	26,250	0.10	June 29, 2005
Employees	15,000	15,000	0.30	August 1, 2005
Directors	50,000	50,000	0.30	August 1, 2005
Consultants	25,000	25,000	0.30	August 1, 2005
Employees	125,000	--	1.00	October 1, 2005
Directors	90,000	90,000	0.50	October 1, 2005
Employees	80,000	80,000	0.10	December 6, 2005
Officer/Director	240,000	240,000	0.10	December 6, 2005
Officer/Director	500,000	500,000	0.10	January 25, 2007
Directors	50,000	50,000	0.25	March 22, 2007
Employees	75,000	75,000	0.25	March 22, 2007

Total	5,017,870	4,840,720

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

8.	Capital stock (continued):

(e)	Repriced options:

On February 25, 2002, the Company’s Board of Directors approved a stock option repricing program for options to purchase a total of 5,281,300 common shares. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price was reduced to $0.10 per share. Holders of 4,510,100 options elected to have their options repriced. At this repricing date, the new exercise price equaled the market price of the Company’s common shares. At December 31, 2002, 4,294,850 repriced stock options remain outstanding. These repriced stock options are accounted for as variable in accordance with note 3(c). Incremental stock-based compensation recognized during the year ended December 31, 2002 for employee awards subject to variable accounting due to repricing transactions totaled $25,878.

The following summarizes the repricing of options during the period. The above weighted average exercise prices reflect the revised exercise prices.

Number of shares	Previous exercise price	New exercise price

360,000	$0.25	$0.10
355,000	0.25	0.10
2,045,100	0.25	0.10
1,000,000	0.25	0.10
750,000	0.25	0.10

4,510,100

9.	Related party transactions:

(a)	Payments:

During the year, the Company paid consulting fees of $150,000 (2001 — $185,000 ; 2000 — $235,000) to a company controlled by a director of the Company.

(b)	Consulting Agreements:

(i)

On January 1, 2002, the Company amended a consulting services agreement dated January 1, 2000 as amended April 19, 2000 (the “Interven 2000 Agreement”) between Interven Capital Corporation (“Interven”), a company controlled by an officer and director of the Company (the “January 2002 Amendment”). Under the terms of the January 2002 Amendment, Interven would be paid $10,000 per month through June 30, 2002 and $20,000 per month thereafter of which Interven would defer $5,000 per month in consideration due to Interven under the Interven 2000 Agreement. No consideration, contingent or otherwise, was or will be paid to Interven to induce Interven to enter into the January 2002 Amendment.

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

9.	Related party transactions (continued):

(b)	Consulting Agreements (continued):

(i)	Continued:
On March 1, 2002, the Company entered into a consulting services agreement with Interven for the period March 1, 2002 to December 31, 2003 (the “Interven 2002 Agreement”). The Interven 2002 Agreement superceded and replaced all prior agreements between the Company and Interven including the Interven 2000 Agreement as amended. Pursuant to the Interven 2002 Agreement, Interven will provide certain services to the Company in consideration of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003.

The Interven 2002 Agreement will expire December 31, 2003 (the “Initial Term”) and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term, payable at a rate of $13,750 per month for the first four months of the Initial term and $12,500 per month for the remaining 18 months of the Initial Term. In the event of termination other than for cause, Interven will be paid a severance payment in the amount of $50,000 in addition to any other fees due under the Interven 2002 Agreement (the “Severance Payment”).

On October 15, 2002 the Company amended the Interven 2002 Agreement (the “October 2002 Amendment”). The October 2002 Amendment increased the amount due Interven to $15,000 per month during the Initial Term and any renewals thereof, beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more and eliminated the Severance Payment due Interven in the event it is terminated other than for cause. At December 31, 2002, the Company had not secured gross equity financing of $2,000,000.

(ii)

On March 1, 2002, the Company entered into a consulting services agreement with J. Erik Mustad (“Mustad”) for the period March 1, 2002 to December 31, 2003 (the “Mustad 2002 Agreement”). The Mustad 2002 Agreement superceded and replaced all prior agreements between the Company and Mustad. Pursuant to the Mustad 2002 Agreement, Mustad will provide certain services to the Company in consideration of $6,000 per month through December 31, 2002 and $7,500 per month from January 1, 2003 through December 31, 2003.

The Mustad 2002 Agreement will expire December 31, 2003 (the “Initial Term”) and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had the Consultant been engaged for the entire Initial Term, payable at a rate of $6,000 per month for the first ten months of the Initial term and $7,500 per month for the remaining 12 months of the Initial Term. In the event of termination other than for cause, Mustad will be paid a severance payment in the amount of $50,000 in addition to any other fees due under the Mustad 2002 Agreement (the “Severance Payment”).

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

9.	Related party transactions (continued):

(b)	Consulting Agreements (continued):

(ii)	Continued:
On October 15, 2002 the Company amended the Mustad 2002 Agreement (the “October 2002 Amendment”). The October 2002 Amendment increased the amount due Mustad to $9,000 per month through December 31, 2002 and $10,000 per month for the remaining Initial Term and any renewals thereof, beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more and eliminated the Severance Payment due Mustad in the event it is terminated other than for cause. At December 31, 2002, the Company had not secured gross equity financing of $2,000,000.

10.	Bad debt recovery:

In May 2001, the Company filed a complaint in the Superior Court of the State of California in the county of Alameda against Prime T.V., LLC, Gatelinx Corporation, Gatelinx Financial Corporation, Gatelinx Solutions Corporation and Thomas O’Hanlon (jointly and severally “Prime T.V.”) alleging that Prime T.V. committed breach of contract, fraud and intentional tort associated with the non-payment of $119,313 in services provided to Prime T.V. by EDI during March and April 2001. The complaint sought relief of $144,313 plus additional sums plus interest accrued thereon and attorney fees.

On May 3, 2002 the Company agreed to an out of court settlement with Prime TV in the amount of $100,000 in cash, in exchange for which the Company withdrew its complaint. As at December 31, 2002, all of this amount has been received. The recovery has been included in bad debt expense (recovery) on the consolidated statements of operations.

11.	Commitment:

Lease commitments:

At December 31, 2002, the Company is committed under operating leases for office premises. Minimum lease payments are as follows:

2003	$146,000
2004	151,000
2005	155,000
2006	76,000

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

12.	Contingencies:

(a)	Arbitration proceeding regarding Joseph Karwat agreement:

On January 29, 2002, pursuant to an employment agreement (the “Karwat Agreement”) dated August 7, 2000, between Joseph Karwat (“Karwat”) and the Company, the board of directors terminated the Karwat Agreement. Under the Karwat Agreement, in the event of the termination of the Karwat Agreement by the Company other than for cause, including constructive dismissal, the Company would be required to pay to Karwat a single lump sum severance payment of $150,000 (the “Severance Pay”) and, in the event of the termination of Karwat by the Company, other than for cause, $37,500 under a 90 day notice requirement (the “Notice Pay’).

The Company believes that it terminated the Karwat Agreement for cause and that it therefore has no obligation to pay to Karwat the Severance Pay or the Notice Pay described in the Karwat Agreement.

Under the terms of the Karwat Agreement, on April 12, 2002 Karwat filed a demand for binding arbitration (the “Demand for Arbitration”) alleging that the Company terminated his employment without cause and therefore breached his employment agreement. In the Demand for Arbitration, Karwat also alleges defamation, fraudulent inducement, misrepresentation and violation of the California Labor Code. Karwat seeks relief in the amount of $204,807 plus compensatory and punitive damages, attorney’s fees and interest (the “Arbitration Claim”).

The Company believes that the allegations made by Karwat will not be upheld. The Company intends to vigorously defend itself against all allegations made in the Arbitration Claim.

The Company has notified its insurance underwriters of the Demand for Arbitration and has filed a claim under its Employment Practices Liability Insurance (“EPLI”) policy. The Company believes that, in the event that all or part of the allegations are upheld in arbitration, its financial exposure will be limited to $25,000 which is the amount of its insurance deductible under its EPLI policy.

The Company has recognized a $25,000 expense against the Arbitration Claim.

(b)	Cross Complaint Against Joseph Karwat:

On May 31, 2002 the board of directors of the Company approved the filing of a cross complaint against Karwat on the grounds that during the course of his employment Karwat breached his fiduciary obligation to the Company and that he violated the California Labor Code, including but not limited to, culpable negligence in the exercise of his duties.

Concurrently, the board of directors, acting as Plan Administrator of the Corporation’s Amended and Restated Stock Option Plan 2000, terminated 325,000 incentive stock options issued to Karwat, and froze all further transfers of common stock held in the name of Joseph Karwat pending the outcome of the counter claim.

The Company did not stipulate the amount of relief sought under the counter-claim.

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

12.	Contingencies (continued):

(c)	Finders fee agreement:

The Company entered into a Finders Fee Agreement on June 14, 2002 with Glenara Associates of Panama City, Panama (the “Glenara Finder Fee Agreement”), under which the Company would pay to Glenara Associates a fee equal to $2,500 plus five percent (the (“Monetary Finders Fee”) of any proceeds it receives as a result of money raised from a prospective financing by Kalnes A/S (“Kalnes”). In addition, the Company would issue to Glenara Associates 333,333 shares of its restricted common stock upon receipt of the first $500,000 in financing by Kalnes A/S and 666,667 shares of its restricted common stock upon receipt of an additional $1,000,000 in financing by Kalnes A/S.

On October 15, 2002 the Company amended the Glenara Finder Fee Agreement. Under the amended terms the Monetary Finders Fee was limited to the first $15,000,000 in financing received from Kalnes on the basis of $2,500 plus 1% of any amounts received up to $5,000,000 and 2% of any amounts received in excess of $5,000,000 and up to $15,000,000.

13.	Segmented information:

The Company operates two business segments:

(a)

the purchase of telecommunication transmission time in bulk, on a wholesale basis from third party carriers, and reselling of time and access to business end users — “business communication services”; and

(b)	electronic document delivery and electronic marketing solutions — “electronic media services”.

Operating information related to the Company’s material operating segments are as follows:

2002	Business communication services	Corporate	Electronic media services	Total

Revenue	$3,802,214	$	$ 711,163	$4,513,377
Gross margin	1,291,658		509,999	1,801,657
Amortization	35,196		105,591	140,787
Segment assets	737,064	284,093	334,659	1,355,816
Expenditures for segment
equipment	23,905		239,050	262,955

2001	Business communication services	Corporate	Electronic media services	Total

Revenue	$4,264,570	$ --	$1,537,856	$5,802,426
Gross margin	1,645,401	--	1,086,976	2,732,377
Amortization	31,103	--	310,326	341,429
Segment assets	665,813	367,868	1,218,255	2,251,936
Expenditures for segment
equipment	75,242	--	172,075	247,317
Goodwill	--	--	600,000	600,000

MOVING BYTES INC.
(Formerly E*Comnetrix Inc.)

Notes to Consolidated Financial Statements
(Expressed in United States dollars)

13.	Segmented information (continued):

The Company operates primarily in the United States through MBI, its US subsidiary. All of the Company’s revenues are generated in the United States. The following table sets out the location of the Company’s assets for the years presented:

	United States	Canada	Consolidated

2002	$1,071,723	$284,093	$1,355,816
2001	1,884,068	367,868	2,251,936

14.	Subsequent event:

(a)	Sublease:

On February 28, 2003, the Company entered into a sub-lease of vacated office space located in Emeryville, CA for a period commencing March 1, 2003 until July 31, 2006. As the Company vacated the office space in December 2002, the Company has recorded a loss on the sub-lease space based on the amount of future lease payments less estimated sub-lease receipts for a loss of $98,774 (note 5).

(b)	March 9, 2001 Warrants:

On March 9, 2003, 200,000 non-transferable share purchase warrants issued on March 9, 2001 expired under their terms (note 8(c)(i)).

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        All of the directors of the Company are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with the Company’s Articles or the Canada Business Corporations Act. The Company’s last annual regular general meeting was held on May 31, 2002. The Company’s executive officers are appointed by and serve at the pleasure of the Board of Directors.

        As of December 31, 2002, the following persons were directors and/or executive officers of the Company:

Name and present office held	Director/Officer since(2)	Principal occupation during the preceding five years

J. Erik Mustad	July 11, 1996	Director, Chairman and CEO,
Green Brae, California U.S.A		E*Comnetrix Inc.
Chief Executive Officer and Director

Mark M. Smith	July 11, 1996	Director, President, Chief Financial
Sparks, Nevada U.S.A		Officer and Secretary, E*Comnetrix Inc.
President, Chief Financial Officer
and Director

Jim Miller(1)	May 31, 2002	Self-employed Businessman

Stuart Rogers (1)	October 11, 1995	1990 to present, President, West Oak
Coquitlam, B.C. Canada		Capital Group, a corporate finance and
Director		venture capital company

Ernie Kelly(1)(3)	October 1, 2002	2002 to present, a consultant with the
KDW Group, a business and financial
consulting firm.

Thomas Wharton	December 20, 1995	Self-employed Businessman
Vancouver, B.C. Canada
Director

(1)	Member of the Company’s audit committee.
(2)	Directors serve until their successors are nominated and elected by the shareholders and Officers serve until their successors are nominated and appointed by the Board of Directors.
(3)

On September 30, 2002 Trevor Gibbs, a director resigned from the Board of Directors. In accordance with the Company’s Articles and the Canada Business Corporations Act, on October 1, 2002 the Board of Directors appointed Ernie Kelly to the Board of Directors to replace Trevor Gibbs.

J. Erik Mustad, Chief Executive Officer and Director, Age 62

        Mr. Mustad has over 32 years of experience in the telecommunications services industry, serving in a broad range of executive positions with several public and privately held companies. Since 1975, he has been an investor in various start-up ventures.

        Mr. Mustad was a founder of Centex Telemanagement, Inc. and participated in its initial public offering in 1987. Centex was acquired by WorldCom, Inc. (NASDAQ:WCOM) in 1995.

        Mr. Mustad was an investor in Phoenix Network, Inc. and responsible for all sales and marketing during a time when Phoenix Network experienced 400% growth within a 2-year time frame. Phoenix Network, Inc. was acquired by Qwest Communications International Inc. (NASDAQ:Q) in 1998.

        In 1975, he formed his own interconnect company, TCI, Inc. Under his leadership, TCI was acquired in 1981 by Inter-Tel, Inc. (NASDAQ:INTL). Mr. Mustad served as director of Inter-Tel from 1982 to 1984.

Mark M. Smith, President, Chief Financial Officer and Director, Age 44

        Mr. Smith has over 17 years of experience in the telecommunications and venture capital industries, and has served in a variety of executive positions with several public and privately held companies. He has been a financial consultant providing strategic planning in public markets and finance. He joined the Company as its acting Chief Financial Officer in 1996 and subsequently assumed the role of President in September 1999.

        Mr. Smith has experience advising small cap public companies with respect to the public markets and has negotiated international agreements with large telecommunications and investment banking firms.

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

Jim Miller, Director, Age 53

        Mr. Miller is a business consultant and entrepreneur and a Founding Director of the International Seakeepers Society a 501(c) (3) registered non-profit. He has served on several boards of directors including Phoenix Network, Inc. from 1990 to 1991. Mr. Miller was with the U.S. Securities and Exchange Commission (S.E.C) from 1974 through 1978 and was a S.E.C., Regional Counsel from 1980-1981. He began his law career as an attorney in the Office of the General Counsel of the S.E.C. in Washington DC. He received his B.A. degree from the College of William and Mary and his J.D. degree from the University of San Diego School of Law where he was Editor-in-Chief of the San Diego Law Review.

Stuart Rogers, Director, Age 46

        Mr. Rogers is founder of his own investment banking firm West Oak Capital Group, Inc.. West Oak Capital Group is primarily focused on arranging public listings through mergers or initial public offerings on the TSX Venture Exchange in Canada.

        Mr. Rogers is currently a Director of Vancan Capital Corp., listed on the TSX Venture Exchange and OTC Bulletin Board. AVC Venture Capital Corporation listed on the TSX Venture Exchange, Cusil Venture Corporation listed on the TSX Venture Exchange, Strathclair  Ventures Ltd listed on the TSX Venture Exchange, and Consolidated Global Cable Systems, Inc. listed on the TSX Venture Exchange.

        Mr. Rogers served as a Director of Leopardus Resources Ltd. (1993 to 1999) listed on the TSX Venture Exchange.

Ernie Kelly, Director, Age 52

        Mr. Kelly is currently a consultant for the KDW Group, in Washington D.C, providing business and financial consulting to telecommunications, Internet and related entities. From 1993 through 2002 he was President of the Association of Communications Enterprises in Washington, D.C. a trade association representing over 800 telecommunications companies with hundreds of billions of dollars in assets.

        From 1977 through 1992 Mr. Kelly was the Director of Government Relations and Manager of Congressional Affairs for Communications Satellite Corporation (COMSAT) and from 1974 through 1976 he was Legislative Assistant to the Hon. Ted Stevens, U.S. Senator.

Thomas Wharton, Director, Age 59

        Mr. Wharton is a professional in the medical field. Since 1983, Mr. Wharton has been a principal of T. Wharton and Associates, Ltd., a consulting firm that focuses on policy review, operations procedures, quality assurance and executive evaluation in private sector healthcare.

        Mr. Wharton is currently a director of Telesis North Communications, Inc. and Cusil Venture Corporation both listed on the TSX Venture Exchange.

        Members of the Board of Directors are elected by the holders of the Company’s common shares to represent the interests of all shareholders. The Board of Directors meets periodically to review significant developments affecting the Company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself.

         Board Committees

        The only standing committee of the Board of Directors of the Company is an Audit Committee. The Audit Committee of the Company’s Board of Directors currently consists of three (3) individuals each an outside director, being Jim Miller (chairman of the Audit Committee), Stuart Rogers, and Ernie Kelly. This committee is directed to review the scope, cost and results of the independent audit of the Company’s books and records, the results of the annual audit with management and the adequacy of the Company’s accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by the Company’s independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting or financial matters. Such reviews are carried out with the assistance of the Company’s auditors and senior financial management. None of the Company’s directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company.

         Board and Committee Meetings

        During 2002, the Board of Directors met 11 times including participants by telephone and by consent. During 2002, the Audit Committee met once.

        From December 31, 2002 to February 28, 2003, the Board of Directors of the Company has met 0 times. The Company believes that the Board of Directors will meet in March of 2003 to discuss, among other things, the timing of an annual general meeting of shareholders for 2003.

        There are no arrangements or understandings among any of the directors or officers of the Company regarding their election as directors or officers.

         Section 16(a) Beneficial Ownership Reporting Compliance

        Federal securities laws require the Company’s directors and executive officers and persons who own more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

        To the Company’s knowledge all of the Company’s directors, executive officers, and greater-than-10% beneficial owners made all required filings on a timely basis for the fiscal year ended December 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION.

        The Company grants stock options to directors, executive officers and employees. See “Options Grants and Option Exercises.”

        The following table sets forth the compensation for the years indicated paid to J. Erik Mustad, Chief Executive Officer of the Corporation, and each executive officer of the Company that earned a salary and bonus for such fiscal year in excess of $100,000 (each, a “Named Executive Officer”).

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year Ended	Salary(1) ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options/ SARs(2) Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP(3) Payouts ($)	All Other Compensation ($)

J. Erik Mustad	2002/12/31	$ 72,000	Nil	Nil	Nil	Nil	Nil	Nil
Chairman & Chief	2001/12/31	$140,000	Nil	Nil	Nil	Nil	Nil	Nil
Executive Officer	2000/12/31	$204,000	Nil	Nil	1,225,000	Nil	Nil	Nil

Mark M. Smith	2002/12/31	$150,000	Nil	Nil	Nil	Nil	Nil	$400,000	(4)
President	2001/12/31	$185,000	Nil	Nil	340,000	Nil	Nil	Nil
Chief Financial	2000/12/31	$239,800	Nil	Nil	2,225,000	Nil	Nil	Nil
Officer	Nil

Joseph Karwat(5)	2002/12/31	$ 12,500	Nil	Nil	Nil	Nil	Nil	Nil
President	2001/12/31	$150,000	Nil	Nil	Nil	Nil	Nil	Nil
MBI	2000/12/31	$ 58,750	Nil	Nil	525,000	Nil	Nil	Nil

(1)	All dollar amounts are in US dollars.
(2)

“SAR” or “stock appreciation right” means a right granted by the Company, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of publicly traded securities of the Company. Does not include 250,000 SAR’s formerly granted to Mr. Smith on March 10, 2000 and which were cancelled effective November 7, 2000.

(3)

“LTIP” or “long term incentive plan” means any plan that provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

(4)	Compensation expense of $400,000 representing the intrinsic value of shares and warrants recorded to contracting and consulting services.

(5)	The Company terminated the employment of Mr. Karwat on January 29, 2002.

        The aggregate direct remuneration paid or payable by the Company and its subsidiaries to the directors and Named Executive Officers of the Company, for their services in all capacities, during the fiscal year ended December 31, 2002 was $234,500.

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

        The Company’s independent directors receive stock options to purchase common shares of the Company as compensation for their service as directors. The terms of stock option grants made to independent directors are determined by the Board of Directors. See “Option Grants.”

OPTION GRANTS

        The following table sets forth information regarding stock option grants to the Company’s executive officers and directors during the year ended December 31, 2002:

Individual	Option Grants

(a)	(b)	(c)	(d)	(e)

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

J. Erik Mustad	Nil	Nil	Nil	Nil

Mark M. Smith	Nil	Nil	Nil	Nil

Jim Miller	25,000	3.75%	$0.10	3/22/07
	50,000	7.50%	$0.30	8/01/05

West Oak Capital Group Inc.	25,000	3.75%	$0.10	2/25/05
(Stuart Rogers)	20,000	3.00%	$0.50	10/02/05

Ernie Kelly	50,000	7.50%	$0.50	10/01/05

Thomas Wharton	25,000	3.75%	$0.10	2/25/05
	20,000	3.00%	$0.50	10/02/05

OPTION EXERCISES.

        The following table sets forth details of each exercise of stock options during the financial year ended December 31, 2002 by any of the directors and Named Executive Officers, and the financial year end value of unexercised options on an aggregate basis. During the Company’s most recently completed fiscal year ended December 31, 2002, and through the period ending March 7, 2003, no options and other rights to purchase securities of the Company were exercised by the directors and executive officers of the Company other than as set forth below.

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)(1)	Unexercised Options At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised in the Money-Options at FY-End ($) Exercisable/ Unexercisable(2)

J. Erik Mustad	100,000	$15,000	1,125,000 (exercisable)	Nil (exercisable)
			Nil (unexercisable)	Nil (unexercisable)

Mark M. Smith	100,000	$15,000	2,465,000 (exercisable)	Nil (exercisable)
			Nil (unexercisable)	Nil (unexercisable)

Jim Miller	Nil	Nil	75,000 (exercisable)	Nil (exercisable)
			Nil (unexercisable)	Nil (unexercisable)

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)(1)	Unexercised Options At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised in the Money-Options at FY-End ($) Exercisable/ Unexercisable(2)

West Oak Capital Group Inc.	Nil	Nil	85,000 (exercisable)	Nil (exercisable)
(Stuart Rogers)			Nil (unexercisable)	Nil (unexercisable)

Ernie Kelly	Nil	Nil	50,000 (exercisable)	Nil (exercisable)
			Nil (unexercisable)	Nil (unexercisable)

Thomas Wharton	Nil	Nil	50,000 (exercisable)	Nil (exercisable)
			Nil (unexercisable)	Nil (unexercisable)

Joseph Karwat(3)	Nil	Nil	Nil (exercisable)	Nil (exercisable)
			Nil (unexercisable)	Nil (unexercisable)

Trevor Gibbs(4)	25,000	$3,500	Nil (exercisable)	Nil (exercisable)
			Nil (unexercisable)	Nil (unexercisable)

(1)	Based on NASD OTCBB closing price on the date of exercise.
(2)

In-the-money options are those where the market value of the underlying securities at the fiscal year-end exceeds the exercise price of the options. The closing price of the Company’s shares on December 31, 2002, being the last day the Company’s common shares traded during 2002 on the NASD Over the Counter Bulletin Board, was $0.09.

(3)	The Company terminated the employment of Mr. Karwat on January 29, 2002.
(4)	Mr. Gibbs resigned from the Board of Directors of the Company on September 29, 2002.

         Report on Repricing of Options

        On February 25, 2002, the Company’s board of directors approved a stock option repricing program for the Company. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price is reduced to $0.10 per share. At this repricing, the new exercise price exceeded the market price of the Company’s common shares. Each repriced stock option has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 4,510,100 common shares were repriced.

         Repricing of Options

        During the Company’s fiscal year ended December 31, 2002, options previously granted to two (2) Named Executive Officers were amended as to exercise price.

        By agreement dated January 25, 2000, the Company granted to J. Erik Mustad options to purchase up to five hundred thousand (500,000) common shares at a price of four dollars and forty three and three quarters cents ($4.4375) per common share (the “January 25, 2000 Mustad stock options”). Pursuant to amendments to the agreement in fiscal year 2000 the exercise price of the January 25, 2000 Mustad stock options was reduced to one dollar ($1.00) per share, and March 16, 2001, the exercise price was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share, and on February 25, 2002, the exercise price was reduced to ten cents ($0.10) per common share.

        By agreement dated June 26, 2000, the Company granted to J. Erik Mustad options to purchase up to two hundred and fifty thousand (250,000) common shares at a price of one dollar ($1.00) per common share (the “June 26, 2000 stock options”). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the June 26, 2000 stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share, and on February 25, 2002, the exercise price was reduced to ten cents ($0.10) per common share.

        By agreement dated September 15, 2000, the Company granted to J. Erik Mustad options to purchase up to one hundred thousand (100,000) common shares at a price of one dollar ($1.00) per common share (the “September 15, 2000 Mustad stock options”). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 15, 2000 Mustad stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share, and on February 25, 2002, the exercise price was reduced to ten cents ($0.10) per common share.

        By agreement dated September 29, 2000, the Company granted to J. Erik Mustad options to purchase up to three hundred seventy five thousand (375,000) common shares at a price of one dollar ($1.00) per common share (the “September 29, 2000 Mustad stock options”). Pursuant to amendments to the agreement in fiscal year 2000

Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 29, 2000 Mustad stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share, and on February 25, 2002, the exercise price was reduced to ten cents ($0.10) per common share.

        By agreement dated January 25, 2000, the Company granted to Mark M. Smith options to purchase up to five hundred thousand (500,000) common shares at a price of four dollars and forty three and three quarters cents ($4.4375) per common share (the “January 25, 2000 Smith stock options”). Pursuant to amendments to the agreement in fiscal year 2000, the exercise price of the January 25, 2000 Smith stock options was reduced to one dollar ($1.00) per share, and on March 16, 2001, the exercise price was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share, and on February 25, 2002, the exercise price was reduced to ten cents ($0.10) per common share.

        By agreement dated March 10, 2000, the Company granted to Mark M. Smith options to purchase up to seven hundred and fifty thousand (750,000) common shares at a price of seven dollars ($7.00) per common share (the “March 10, 2000 stock options”). Pursuant to amendments to the agreement in fiscal year 2000 the exercise price of the March 10, 2000 stock options was reduced to one dollar ($1.00) per share, and on March 16, 2001, the exercise price was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share, and on February 25, 2002, the exercise price was reduced to ten cents ($0.10) per common share.

        By agreement dated June 26, 2000, the Company granted to Mark M. Smith options to purchase up to two hundred and fifty thousand (250,000) common shares at a price of one dollar ($1.00) per common share (the “June 26, 2000 Smith stock options”). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the June 26, 2000 Smith stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share, and on February 25, 2002, the exercise price was reduced to ten cents ($0.10) per common share.

        By agreement dated September 15, 2000, the Company granted to Mark M. Smith options to purchase up to one hundred thousand (100,000) common shares at a price of one dollar ($1.00) per common share (the “September 15, 2000 Smith stock options”). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 15, 2000 Smith stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share, and on February 25, 2002, the exercise price was reduced to ten cents ($0.10) per common share.

        By agreement dated September 29, 2000, the Company granted to Mark M. Smith options to purchase up to six hundred twenty five thousand (625,000) common shares at a price of one dollar ($1.00) per common share (the “September 29, 2000 Smith stock options”). Pursuant to an amendment to the agreement, on March 16, 2001, the exercise price of the September 29, 2000 Smith stock options was reduced to fifty cents ($0.50) per common share, and on October 24, 2001, the exercise price was reduced to twenty five cents ($0.25) per common share, and on February 25, 2002, the exercise price was reduced to ten cents ($0.10) per common share.

        By agreement dated December 6, 2001, the Company granted to Mark M. Smith options to purchase up to two hundred forty thousand (240,000) common shares at a price of twenty five cents ($0.25) per common share (the “December 6, 2001 Smith stock options”). Pursuant to an amendment to the agreement dated February 25, 2002, the exercise price of the December 6, 2001 Smith stock options was reduced to ten cents ($0.10) per common share.

         Amendment of Expiration Dates

        During the Company’s fiscal year ended December 31, 2002, options previously granted to two (2) Named Executive Officers were amended as to expiration date.

        By agreement dated January 25, 2000, the Company granted to J. Erik Mustad options to purchase up to five hundred thousand (500,000) common shares expiring on January 25, 2003. Pursuant to an amendment to the agreement dated February 25, 2002 the expiration date was changed to January 25, 2005.

        By agreement dated January 25, 2000, the Company granted to Mark M. Smith options to purchase up to five hundred thousand (500,000) common shares expiring on January 25, 2005. Pursuant to an amendment to the agreement dated February 25, 2002 the expiration date was changed to January 25, 2007.

         Stock Option Plans

        On May 17, 1999, the board of directors of the Company approved the Company’s Stock Option Plan (1999) (the “1999 Plan”). The 1999 Plan subsequently received shareholder approval. Under the 1999 Plan, options may be granted to directors, officers, employees and others providing substantial services to the Company and its affiliates to purchase from the Company such number of its common shares as the board of directors of the Company may designate. Options may be granted to acquire common shares up to but not exceeding an aggregate of 1,900,000 common shares under the 1999 Plan. Pursuant to section 11 of the 1999 Plan, the Board of Directors has the power to amend the 1999 Plan.

        On March 30, 2000, the board of directors of the Company amended the Company’s 1999 Plan and renamed it the Amended and Restated Stock Option Plan (2000) (the “2000 Plan”). The 2000 Plan increased the number of common shares available for issuance from the 1,900,000 common shares available under the 1999 Plan to a total of 5,000,000 common shares available under the 2000 Plan. The 2000 Plan, received shareholder approval at the Company’s annual meeting held on May 3, 2000. On November 3, 2000, the board of directors of the Company amended the 2000 Plan (the “Amended 2000 Plan”). The Amended 2000 Plan increased the number of common shares available for issuance from the 5,000,000 common shares available under the 2000 Plan to a total of 8,000,000 common shares available under the Amended 2000 Plan. The Amended 2000 Plan, received shareholder approval at the Company’s annual meeting held on June 22, 2001.

        As of December 31, 2002, there were options to purchase 2,267,940 common shares issued and outstanding under the Amended 2000 Plan, 4,096,080 common shares have been issued pursuant to options granted, 150,000 options have expired unexercised, 230,250 options have been exercised, 1,447,890 options have been cancelled and 4,284,170 common shares were available to be granted after December 31, 2002 under the Amended 2000 Plan. All of the remaining options available for grant pursuant to the terms of the Amended 2000 Plan may be granted without further regulatory or shareholder approvals.

         Employment and Employee Incentive Contracts

        The Company has no plan or arrangement whereby any Named Executive Officer may be compensated in an amount exceeding $100,000 in the event of that officer’s resignation, retirement or other termination of employment, or in the event of a change of control of the Company or a subsidiary or a change in the Named Executive Officer’s responsibilities following such a change of control, except as set out below:

        Pursuant to a consulting services agreement (the “Mustad Agreement”) dated March 1, 2002, between J. Erik Mustad (“Mustad”) and the Company will provide certain services to the Company in consideration of $6,000 per month through December 31, 2002 and $7,500 per month thereafter. The Mustad Agreement will expire December 31, 2003 (the “Initial Term”) and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had Mustad been engaged for the entire Initial Term, payable at a rate of $6,000 per month through December 31, 2002 and at a rate of $7,500 from January 1, 2003 through December 31, 2003. In the event of termination other than for cause, Mustad will be paid a severance payment in the amount of $50,000 in addition to any other fees due under the Mustad Agreement.

        Pursuant to an amendment of the Mustad Agreement dated October 1, 2002 (the “Mustad Agreement Amendment”), effective October 1, 2002, in the event of an equity or equity like financing of the Company in a minimum amount of Two Million US dollars ($2,000,000) (the “Financing”) the Company will increase the amount payable to Mustad under the Mustad Agreement to Nine Thousand US dollars (US$9,000) per month through December 31, 2002 and Ten Thousand US dollars (US$10,000) per month through December 31, 2003, and on any renewal thereof. The change in compensation would take effect in the month in which the Financing is received by the Company. In addition, the stipulation requiring the Company to pay Mustad a severance payment in the amount of $50,000 in the event of a termination of the agreement prior of the end of its Initial term, other than for cause, was canceled.

        Pursuant to a consulting services agreement (the “Smith Agreement”) dated January 1, 2000 and as amended April 19, 2000 with an effective date of June 1, 2000, between Interven Capital Corporation (“Interven”), Mark M. Smith (“Smith”) (Interven and Smith are referred to collectively as the “Consultant”) and the Company, the Consultant will provide certain services to the Company in consideration of the Company paying to Consultant $13,750 per month through June 30, 2002 and $12,500 per month thereafter. The Interven Agreement will expire

December 31, 2003 (the “Initial Term”) and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had Consultant been engaged for the entire Initial Term, payable at a rate of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003. In the event of termination other than for cause, Interven will be paid a severance payment in the amount of $50,000 in addition to any other fees due under the Interven Agreement.

        Pursuant to an amendment of the Smith Agreement dated October 1, 2002 (the “Smith Agreement Amendment”), effective October 1, 2002, in the event of an equity or equity like financing of the Company in a minimum amount of Two Million US dollars ($2,000,000) (the “Financing”) the Company will increase the amount payable to Interven under the Smith Agreement to Fifteen Thousand US dollars (US$15,000) per month through December 31, 2003, and on any renewal thereof. The change in compensation would take effect in the month in which the Financing is received by the Company. In addition, the stipulation requiring the Company to pay Mustad a severance payment in the amount of $50,000 in the event of a termination of the agreement prior of the end of its Initial term, other than for cause, was canceled.

         ndemnification of Directors, Officers and Others

        The by-laws of the Company provide that subject to the provisions of the Canada Business Corporations Act, the Company may indemnify a director or officer or former director or officer of the Company or of a corporation of which the Company is or was a shareholder or creditor and the heirs and legal representatives of any such person against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by him or them in respect of any civil, criminal or administrative action or proceeding to which he is or they are made a party by reason of his being or having been a director or officer of the Company or a director or officer of such corporation, including any action brought by the Company or any such corporation. Each director or officer of the Company, upon being elected or appointed, shall be deemed to have contracted with the Company on the terms of the indemnity set forth in the Company’s by-laws.

        The by-laws of the Company further provide that the failure of a director or officer of the Company to comply with the provisions of the Canada Business Corporations Act or of the articles or the by-laws of the Company shall not invalidate any indemnity to which he is entitled to under the Company’s by-laws.

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

        Under the Canada Business Corporations Act, except in respect of an action by or on behalf of the Company to procure a judgment in its favor, the Company may indemnify a director or officer of the Company, a former director or officer of the Company or a person who acts or acted at the Company’s request as a director or officer of a body corporate of which the Company is or was a shareholder or creditor, and his heirs and legal representatives, against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by him in respect of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been a director or officer of the Company or body corporate if he acted honestly and in good faith with a view to the best interests of the Company and, in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

        Further under the Canada Business Corporations Act, the Company may, with the approval of a court, indemnify a director or officer of the Company, a former director or officer of the Company or a person who acts or acted at the Company’s request as a director or officer of a body corporate of which the Company is or was a shareholder or creditor, and his heirs and legal representatives, in respect of an action by or on behalf of the Company or body corporate to procure a judgment in its favor, to which he is made a party by reason of being or having been a director or an officer of the Company or body corporate, against all costs, charges and expenses reasonably incurred by him in connection with such action if he acted honestly and in good faith with a view to the best interests of the Company and, in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

        Further under the Canada Business Corporations Act, a director or officer of the Company, a former director or officer of the Registrant or a person who acts or acted at the Company’s request as a director or officer of a body corporate of which the Company is or was a shareholder or creditor, and his heirs and legal representatives, is entitled to indemnity from the Company in respect of all costs, charges and expenses reasonably incurred by him in connection with the defense of any civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been a director or officer of the Company or body corporate, if the person seeking indemnity was substantially successful on the merits in his defense of the action or proceeding and if he acted honestly and in good faith with a view to the best interests of the Company and, in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he had reasonable grounds for believing that his conduct was lawful.

        Further under the Canada Business Corporations Act, the Company may purchase and maintain insurance for the benefit of a director or officer of the Company, a former director or officer of the Company or a person who acts or acted at the Company’s request as a director or officer of a body corporate of which the Company is or was a shareholder or creditor, and his heirs and legal representatives, against any liability incurred by him in his capacity as a director or officer of the Registrant, except where the liability relates to his failure to act honestly and in good faith with a view to the best interests of the Company, or in his capacity as a director or officer of another body corporate where he acts or acted in that capacity at the Company’s request, except where the liability relates to his failure to act honestly and in good faith with a view to the best interest of the body corporate.

        The Company maintains Directors’ and Officers’ Liability Insurance for its directors.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The Company is authorized to issue an unlimited number of common shares without par value (“Common Shares”), and 10,000,000 are Class A Preferred Shares (the “Class A Preferred Shares”) without par value, and 20,000,000 Class B Preferred Shares (the “Class B Preferred Shares”) without par value. As of December 31, 2002 and March 7, 2003, 14,739,691 Common Shares and no Preferred Shares were issued and outstanding.

        Rule 13d-3 under the Securities Exchange Act defines the term, “beneficial ownership.” Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common shares subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.

        The following table sets forth information concerning the beneficial ownership of the Company’s outstanding common shares as of March 7, 2003 for, each of the Company’s directors and executive officers individually, each person or group that the Company knows owns beneficially more than 5% of the Company’s common shares, and all directors and executive officers as a group. Except as otherwise indicated, the Company believes the beneficial owners of the common shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Title of Class	Identity of Persons or Group	Number of Shares Owned		Percentage of Class(1)

Common Shares	J. Erik Mustad	1,830,800	(2)	12.4	%(2)

Common Shares	Mark M. Smith	4,565,000	(3)	30.9	%(3)

Common Shares	Jim Miller	80,000	(4)	--(5)

Common Shares	Stuart Rogers	85,000	(6)	--(5)

Common Shares	Ernie Kelly	50,000	(7)	--

Common Shares	Thomas Wharton	50,000	(8)	--(5)

Common Shares	Joseph Karwat	1,553,427	(9)	10.5	%(9)

Common Shares	Officers, Directors,	7,214,227	(10)	48.9	%(10)
	Insiders as a group

(1)	Based on the 14,739,691 shares outstanding as of March 7, 2003.
(2)	Includes 705,800 common shares and vested options to acquire 1,125,000 common shares of the Company exercisable within sixty days of March 7, 2003.
(3)

Includes 1,100,000 common shares and vested options to acquire 2,465,000 common shares of the Company exercisable within sixty days of March 7, 2003 and 1,000,000 share purchase warrants exercisable within sixty days of March 7, 2003.

(4)	Includes 5,000 common shares and vested options to acquire 75,000 common shares of the Company exercisable within sixty days of March 7, 2003.
(5)	Less than one percent (1%).
(6)	Consists of vested options to acquire 85,000 common shares of the Company exercisable within sixty days of March 7, 2003.
(7)	Consists of vested options to acquire 50,000 common shares of the Company exercisable within sixty days of March 7, 2003.
(8)	Consists of vested options to acquire 50,000 common shares of the Company exercisable within sixty days of March 7, 2003.
(9)	Includes 1,553,427 common shares.
(10)	Includes 3,359,227 common shares and vested options to acquire 3,850,000 common shares of the Company within sixty days of March 7, 2003.

        There are no arrangements known to the Company that may, at a subsequent date, result in a change in control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

        The following table includes information as of December 31, 2002 for all compensatory plans previously approved by the Company’s security holders and all compensatory plans not previously approved by the Company’s security holders.

         Equity Compensatory Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity Compensation Plans	2,267,940	(1)	$0.196	4,284,170
Approved by Security Holders

Equity Compensation Plans Not	3,749,930	(2)	$0.088	Nil
Approved by Security Holders

Total	6,017,870		$0.129	4,284,170

(1)	Includes 1,090,070 options held by officers and directors.
(2)	Includes 2,749,930 options held by officers and directors and 1,000,000 warrants held by an officer and director.

         Description of Stock Option Plans

        See “Item 10 – Executive Compensation – Stock Option Plans” for a description of the Company’s stock option plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Except for (a) the transactions described below, (b) the ownership of the Company’s securities, (c) the compensation described herein, and (d) advances to and by certain officers to or from the Company to cover expenses, all of which were reimbursed or repaid without interest, none of the directors, executive officers, holders of ten percent of the Company’s outstanding Common Shares, or any associate or affiliate of such person, have, to the knowledge of the Company, had a material interest, direct or indirect, during the two fiscal years ended December 31, 2002 and 2001, in any transaction or proposed transaction which may materially affect the Company.

         Private Placement to Executive Officer

        On February 28, 2002 in consideration of $50,000, the Company issued 1,000,000 units to Mark Smith (“Smith”), an Officer and Director of the Company (the “Smith Unit Private Placement”). Each unit consists of one Company common share and one non-transferable share purchase warrant which is exercisable to acquire one Company common share at a price of $0.05 per share until March 1, 2007. The common shares issued had a deemed price of $0.05. On February 25, 2002, the day that the transaction was approved by the board of directors of the Company, the closing price of the Company’s common shares on the NASD OTCBB was $0.10.

        The securities issued in the Smith Unit Private Placement and the cash consideration paid by Smith in the Smith Unit Private Placement were subject to the terms and conditions of an escrow agreement dated February 28, 2002 by and among the Company, Mark Smith, and J. Erik Mustad, an Officers and Directors of the Company (the “Escrow Agreement”). Under the Escrow Agreement, J. Erik Mustad acts as escrow agent.

        On August 1, 2002, the board of directors approved a resolution to amend the Escrow Agreement between the Company and an officer and director of the Company. The amendment provided for the release of the securities held in escrow in the event that the Company reported two consecutive fiscal quarters of positive earnings before interest, taxes, depreciation and amortization charges once all non-cash expenses are removed from the calculation of earnings, (“Adjusted EBITDA”). During the fiscal quarters ended March 31, 2002 and June 30, 2002, the Company reported positive Adjusted EBITDA. As a result, the conditions necessary for the release of the securities from escrow had been satisfied.

        At August 1, 2002, compensation expense of $400,000, representing the intrinsic value of the shares and warrants eligible for release from escrow was recorded.

         Repricing of Stock Options

        On February 25, 2002, the Company’s board of directors approved a stock option repricing program for the Company. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price is reduced to $0.10 per share. At this repricing, the new exercise price exceeded the market price of the Company’s common shares. Each repriced stock option has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 4,510,100 common shares were repriced.

         Extension of Stock Option Expiration Dates

        During the Company’s fiscal year ended December 31, 2002, options previously granted to two (2) Named Executive Officers were amended as to expiration date. The Company extended the expiration date of options to purchase up to five hundred thousand (500,000) common shares granted to J. Erik Mustad from January 25, 2003 to January 25, 2005. The Company extended the expiration date of options to purchase up to five hundred thousand (500,000) common shares granted to Mark M. Smith from January 25, 2003 to January 25, 2005.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Certificate of Incorporation for Jackpine Mining Co., Inc., dated December 23, 1991,
		previously filed as Exhibit 1.1

3.2	(1)	Form 1 (Section 5) Company Act Memorandum of Jackpine Mining Co., Inc., dated
		December 13, 1991, previously filed as Exhibit 1.2

3.3	(1)	Articles of Jackpine Mining Co., Inc., previously filed as Exhibit 1.3

3.4	(1)	Certificate of name change for USV Telemanagement Inc., dated July 10, 1996,
		previously filed as Exhibit 1.4

3.5	(1)	Province of British Columbia Form 21 (Section 371) Company Act Special Resolution
		filed July 10, 1996, previously filed as Exhibit 1.5

10.1	(1)	Share Exchange Agreement among certain shareholders of US Voice Telemanagement, Inc.
		and Jackpine Mining Co., Inc., dated February 1, 1996, as amended February 27, 1996,
		as amended June 29, 1996, previously filed as Exhibit 3.1

10.2	(1)	Form of BC Subscription Agreement for Private Placement, dated 1996, previously filed
		as Exhibit 3.2

10.3	(1)	Escrow Agreement among the Bank of Nova Scotia Trust Company of New York, Jackpine
		Mining Co., Inc. and certain shareholders, dated June 1, 1996, previously filed as
		Exhibit 3.3

10.4	(1)	Form of Telecommunication Service Dealer Agreement by and between USV Telemanagement
		Inc. and certain dealers, previously filed as Exhibit 3.4

Exhibit No.		Description

10.5	(1)	Office Lease Agreement by and between US Voice Telemanagement, Inc. and Shoreline
		Office Center Limited Partnership, dated February 25, 1994, as amended July 18, 1997,
		previously filed as Exhibit 3.5

10.6		Service Agreement by and between Digital Communications of America, Inc. and US Voice
		Telemanagement, Inc., dated July 15, 1994, as amended December 16, 1998, previously
		filed as Exhibit 3.6

10.7		Telecommunication Service Agreement by and between Wiltel, Inc. and US Voice
		Telemanagement, Inc., dated July 15, 1994, as amended December 31, 1998, previously
		filed as Exhibit 3.7

10.8	(1)	Security Agreement by and between US Voice Telemanagement, Inc. and Wiltel, Inc.,
		dated July 20, 1994, previously filed as Exhibit 3.8

10.9		Integrated Internet Access Service Agreement by and between WorldCom Network
		Services, Inc. and US Voice Telemanagement, Inc., dated March 17, 1999, previously
		filed as Exhibit 3.9

10.10	(1)(2)	Telecommunication Service Agreement by and between IXE Long Distance, Inc. and US
		Voice Telemanagement, Inc., dated July 15, 1996, as amended December 31, 1998,
		previously filed as Exhibit 3.10

10.11		Network Resell Services Agreement by and between Alliance Group Services, Inc. and US
		Voice Telemanagement, Inc., effective March 31, 1999, previously filed as Exhibit 3.11

10.12		Commercial Revolving Loan and Security Agreement by and between Alliance Group
		Services, Inc. and USV Telemanagement Inc., effective March 31, 1999, previously
		filed as Exhibit 3.12

10.13	(1)	Consulting Services Agreement by and between J. Erik Mustad and USV Telemanagement
		Inc., dated January 1, 1998, previously filed as Exhibit 3.13

10.14	(1)	Consulting Services Agreement by and between Interven Capital Corporation, Mark Smith
		and USV Telemanagement Inc., dated January 1, 1998, previously filed as Exhibit 3.14

10.15	(1)	Subscription Agreement by and between USV Telemanagement Inc. and P.E. Development
		A.S., dated July 3, 1997, previously filed as Exhibit 3.15

10.16	(1)	Nontransferable Share Purchase Warrant of USV Telemanagement Inc. issued to P.E.
		Development A.S., dated July 16, 1997, as amended December 2, 1998, previously filed
		as Exhibit 3.16

10.17	(1)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and J. Erik
		Mustad, dated February 17, 1999, previously filed as Exhibit 3.17

10.18	(1)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Lisa
		Barsocchini, previously filed as Exhibit 3.18

10.19	(4)	USV Telemanagement Inc. Stock Option Plan (1999), previously filed as Exhibit 4.1

Exhibit No.		Description

10.20	(5)	USV Telemanagement Inc. Amended and Restated Stock Option Plan (2000), previously
		filed as Exhibit 4.7

10.21	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Mark
		Smith, dated March 10, 2000 as amended April 19, 2000, previously filed as Exhibit 4.1

10.22	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Joseph
		Karwat, dated February 8, 2000, as amended April 19, 2000, previously filed as
		Exhibit 4.2

10.23	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and West Oak
		Capital Group, Inc., dated January 25, 2000 as amended April 19, 2000, previously
		filed as Exhibit 4.3

10.24	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Mark
		Smith, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit
		4.4

10.25	(5)	Stock Appreciation Right Agreement by and between USV Telemanagement Inc. and Mark
		Smith, dated March 10, 2000, previously filed as Exhibit 4.5

10.26	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and J. Erik
		Mustad, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit
		4.6

10.27	(5)	Incentive Stock Option Agreement with Trevor Gibbs dated April 19, 2000, previously
		filed as Exhibit 4.8

10.28	(5)	Incentive Stock Option Agreement with Thomas Wharton dated April 19, 2000, previously
		filed as Exhibit 4.9

10.29	(6)	Letter of Intent with Exstream Data, Inc., dated February 21, 2000 addressed to
		Joseph Karwat, previously filed as Exhibit 3.31

10.30	(6)	Letter of Intent Amendment by and between USV Telemanagement Inc. and Joseph Karwat
		dated May 1, 2000, previously filed as Exhibit 3.32

10.31	(6)	Letter of Employment Agreement by and between USV Telemanagement Inc. and Joseph
		Karwat dated February 21, 2000, previously filed as Exhibit 3.33

10.32	(6)	Convertible Debenture of Exstream Data, Inc., in favor of holder USV Telemanagement
		Inc., dated March 27, 2000, previously filed as Exhibit 3.34

10.33	(6)	Investment Banking Services Agreement by and between USV Telemanagement Inc. and NC
		Capital Markets, Inc., dated October 13, 1999, previously filed as Exhibit 3.35

10.34	(6)	Finder's Fee Agreement by and between USV Telemanagement Inc. and Rosenblum Partners
		LLC dated February 25, 2000, previously filed as Exhibit 3.36

10.35	(6)	Subscription Agreement by and between USV Telemanagement Inc. and Trafalgar Resources
		LLC dated February 25, 2000, previously filed as Exhibit 3.37

Exhibit No.		Description

10.36	(6)	Consulting Services Agreement by and between USV Telemanagement Inc. and Interven
		Capital Corporation and Mark Smith dated June 1, 2000, previously filed as Exhibit 3.38

10.37	(6)	Consulting Services Agreement by and between USV Telemanagement Inc. and J. Erik
		Mustad dated June 1, 2000, previously filed as Exhibit 3.39

10.38	(7)	Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously
		filed as Exhibit 4.10

10.39	(7)	Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000,
		previously filed as Exhibit 4.11

10.40	(7)	E*Comnetrix Inc. Amended and Restated Stock Option Plan (2000), previously filed as
		Exhibit 4.12

10.41	(8)	Form of Amendment to Stock Option Agreement, dated June 26, 2000

10.42	(8)	Form of Amendment to Stock Option Agreement, dated March 16, 2001

10.43	(8)	Termination of Stock Appreciation Rights Agreement by and between E*Comnetrix Inc.
		and Mark Smith, dated November 7, 2000

10.44	(8)	Employment Agreement by and between E*Comnetrix Inc. and Joseph Karwat, dated August
		7, 2000

10.45	(8)	Form of Bonus Compensation Agreement, dated August 21, 2000

10.46	(8)	Share Exchange Agreement by and between certain shareholders of Exstream Data Inc.
		and E*Comnetrix Inc., dated August 7, 2000

10.47	(8)	Share Exchange Agreement by and between certain shareholders of Moving Bytes, Inc.
		and E*Comnetrix Inc., dated August 7, 2000

10.48	(8)	Escrow Agreement by and between certain shareholders of Exstream Data Inc. and
		E*Comnetrix Inc., dated August 7, 2000

10.49	(8)	Settlement Agreement and Mutual Release by and between William Perell, Cheryl
		Harrison doing business as Harrison Design Group, Extreme Data, Inc., Joseph Karwat,
		Eric Karlson, Robert Dumper and E*Comnetrix Inc., dated January 19, 2001

10.50	(8)	Share Exchange Agreement by and between E*Comnetrix Inc., Exstream Data Inc.,
		Harrison Design Group and William S. Perell, dated January 19, 2001

10.51	(9)	Amendment to Employment Agreement with Mark Smith dated June 2001

10.52	(9)	Employment Agreement with Erik Mustad Employment dated June 2001

10.53	(9)	Lease Agreement related Watergate Property dated June 28, 2001

10.54	(10)	Non-Transferable Share Purchase Warrant issued to Mark M. Smith by E*Comnetrix Inc.
		dated February 25, 2002.

10.55	(10)	Subscription Agreement by and between E*Comnetrix Inc. and Mark Smith dated effective
		as of February 25, 2002.

Exhibit No.		Description

10.56	(10)	Escrow Agreement by and among E*Comnetrix Inc., Mark Smith, and J. Erik Mustad made as of March 1, 2002.

21.1		List of Subsidiaries

23.1		Consent of KPMG LLP

99.1		Sarbanes Oxley Section 906 Certification of CEO

99.2		Sarbanes Oxley Section 906 Certification of CFO

_________________

(1)	Previously filed on Form 20-F dated April 20, 1999.
(2)

Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.

(3)	Previously filed on Form 20-F/A dated June 4, 1999.
(4)	Previously filed on Form S-8 dated September 8, 1999.
(5)	Previously filed on Form S-8 dated May 31, 2000.
(6)	Previously filed on Form 20-F dated June 12, 2000.
(7)	Previously filed on Form S-8 dated November 16, 2000.
(8)	Previously filed on Form 10-KSB dated May 8, 2001.
(9)	Previously filed on Form 10-QSB dated August 14, 2001.
(10)	Previously filed on Form 10-KSB dated March 28, 2002

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fourth fiscal quarter ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2003	MOVING BYTES INC. /s/ Mark Smith Mark M. Smith, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Erik Mustad J. Erik Mustad	Chief Executive Officer and Director	March 28, 2003

/s/ Mark M. Smith Mark M. Smith	Chief Financial Officer, President and Director (principal financing officer)	March 28, 2003

/s/ Jim Miller Jim Miller	Director	March 28, 2003

/s/ Stuart Rogers Stuart Rogers	Director	March 28, 2003

/s/ Ernie Kelly Ernie Kelly	Director	March 28, 2003

/s/ S. Thomas Wharton S. Thomas Wharton	Director	March 28, 2003

SECTION 302 CERTIFICATION

I, J. Erik Mustad, certify that:

    1.        I have reviewed this annual report on Form 10-KSB of MOVING BYTES INC.;

    2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3.         Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

    5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ J. Erik Mustad J. Erik Mustad Chief Executive Officer	Date: March 28, 2003

SECTION 302 CERTIFICATION

I, Mark Smith, certify that:

    1.          I have reviewed this annual report on Form 10-KSB of MOVING BYTES INC.;

    2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3.          Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	resented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

    5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark Smith Mark Smith Chief Financial Officer	Date: March 28, 2003