Form 10QSB
period 2003-03-31
MOVING BYTES INC
filed 2003-05-14
CIK 1085104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ]	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ___________________

Commission File Number:  0-30058

MOVING BYTES INC.
(Exact name of small business issuer as specified in its charter)

Canada (State or Other Jurisdiction of Incorporation	52-2267986 (I.R.S. Employer Identification No.)

5858 Horton St., Ste. 101, Emeryville, California 94608
(Address of Principal Executive Offices)

(510) 985-1033
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        State the shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: May 5, 2003: 14,739,691 Common Shares

Traditional Small Business Disclosure Format (Check One): Yes [  ]     No [X]

MOVING BYTES INC.

FORM 10-QSB

TABLE OF CONTENTS

Part I.  Interim Financial Information

Item 1.

MOVING BYTES INC.

Consolidated Balance Sheets (Unaudited)
(Expressed in United States dollars)

	March 31, 2003	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$ 230,862	$ 284,093
Accounts receivable, less allowance for doubtful	501,422	577,279
accounts of $51,774 (December 31, 2002 - $53,950)
Prepaid expenses	35,544	21,137

Total current assets	767,828	882,509

Equipment (note 4)	448,908	439,646
Other assets	34,501	33,661

Total assets	$ 1,251,237	$ 1,355,816

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 540,194	$ 331,798
Payroll accrued liabilities	45,973	47,973
Commissions payable	20,165	72,803
Telecom taxes payable	121,846	121,104
Current portion of obligation under capital lease
and operating sub-lease	26,458	40,145

Total current liabilities	754,636	613,823

Obligation under capital lease and operating sub-lease (note 5)	90,509	92,658

Stockholders' equity:
Capital stock (note 7),	6,531,683	6,531,683
Additional paid in capital	606,094	606,094
Accumulated deficit	(6,731,685)	(6,488,442)

Total stockholders' equity	406,092	649,335

Total liabilities and stockholders' equity	$ 1,251,237	$ 1,355,816

Future operations (note 2)
Related party transactions (note 8)
Subsequent event (note 12)

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

Consolidated Statements of Operations and Accumulated Deficit (Unaudited)
(Expressed in United States dollars)
Three months ended March 31, 2003 and 2002

	March 31, 2003	March 31, 2002

Revenue	$ 998,193	$ 1,189,188

Cost of goods sold:
Transmission and services	462,333	482,739
Commissions	68,944	77,454
Other	64,618	54,378

	595,895	614,571

Gross profit	402,298	574,617

Expenses:
Amortization/Depreciation	20,925	34,246
Advertising and promotion	(562)	19,530
Bad debt expense (recovery)	(1,391)	--
Bank charges	4,912	3,121
Consulting services: (note 8(b))
Cash and other	64,151	56,395
Stock based non-cash compensation (note 3(c))	--	7,315
Dues and subscriptions	--	350
Insurance	12,864	10,617
Legal and accounting	4,183	14,440
Loss on arbitration (note 12)	191,500	--
Loss on disposal of equipment	--	--
Loss on operating sub-lease	--	--
Miscellaneous	6,226	10,883
Office supplies and sundry	10,403	--
Postage and freight	357	--
Rent	38,039	48,067
Salaries:
Cash and other	275,419	305,275
Stock based non-cash compensation (note 3(c))	--	225,505
State franchise tax	1,600	1,600
Telephone	11,345	6,806
Travel and entertainment	3,732	9,805
Write-down of goodwill	--	--

	643,703	753,955

Loss before undernoted	(241,405)	(179,338)

Other income (expense):
Interest income	276	--
Interest expense	(1,928)	--
Other income	--	--
Other expense	(186)	--
Income taxes	--	--

	(1,838)	5,507

Loss for the period	(243,243)	(173,831)

Accumulated deficit, beginning of period	(6,488,442)	(4,838,746)

Accumulated deficit, end of period	$(6,731,685)	$(5,012,577)

Loss per share - basic and diluted	$ (0.02)	$ (0.01)

Weighted average number of shares outstanding - basic and diluted	14,739,691	13,509,414

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)
Three months ended March 31, 2003 and 2002

	March 31, 2003	December 31, 2002

Cash provided by (used in):

Operations:
Loss for the period	$(243,243)	$(173,831)
Items not involving cash:
Amortization/Depreciation	20,925	34,246
Loss on disposal of equipment	--	--
Loss on disposal of operating sub-lease	--	--
Stock-based compensation	--	232,820
Write-down of goodwill	--	--
Change in non-cash operating working capital:
Accounts receivable	75,857	108,832
Prepaid expenses	(14,407)	(33,813)
Accounts payable	208,396	(115,488)
Payroll accrued liabilities	(2,000)	116,511
Commissions payable	(52,638)	(25,000)
Telecom taxes payable	742	36,089

Cash flows provided by (used in) operating activities	(6,368)	180,366

Investments:
Purchase of equipment	(30,187)	(37,083)
Acquisition of subsidiary	--	--
Other assets	(840)	--

Cash flows provided by (used in) investing activities	(31,027)	(37,083)

Financing:
Issuance of common shares for cash	--	50,000
Capital lease and operating sublease obligation payments	(15,836)	(1,402)

Cash flows provided by (used in) financing activities	(15,836)	48,598

Increase (decrease) in cash and equivalents	(53,231)	191,881

Cash and cash equivalents, beginning of period	284,093	367,868

Cash and cash equivalents, end of period	$ 230,862	$ 559,749

Supplementary information:
Interest paid	$ 1,928	$ 2,175
Interest received	276	--
Income taxes paid	1,600	1,600
Non-cash transactions:	--	--

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

1.	Operations:

Moving Bytes Inc. (the “Company” or “Moving Bytes”) is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol “MBYTF”. The Company, through its wholly owned subsidiary Moving Bytes, Inc. (MBI), sells electronic document processing and management services (“Electronic Media Services”), and telecommunications voice and data services (“Business Communications Services”).

On July 16, 2002 the Company changed its name from E*Comnetrix Inc. to Moving Bytes Inc.

The consolidated financial statements include the accounts of Moving Bytes and MBI, its wholly owned operating subsidiary at March 31, 2003. All material intercompany balances and transactions have been eliminated on consolidation.

2.	Future operations:

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company realized a net loss of $243,243 for the period ended March 31, 2003 and has an accumulated deficit at March 31, 2003 of $6,731,685. In addition, the Company used $6,368 in cash on operations during the quarter ending March 31, 2003 and had working capital at March 31, 2003 of $13,192.

On April 3, 2003, the Company received the ruling and notice of interim arbitration award related to the termination of Joseph Karwat (note 12). The aggregate award to Mr. Karwat under the arbitrator’s interim ruling is $191,500, plus seventy five percent of Karwat’s arbitrator’s fees and expenses and attorneys’ fees and interest to be calculated from January 29, 2002 to the date of the final award. The Company has notified its insurance underwriters of the arbitration ruling and has filed a claim under its Employment Practices Liability Insurance (EPLI) policy. The EPLI policy insurer informed the Company that most, if not all, of the award is not a covered claim under the EPLI policy. The EPLI policy insurer has advised the Company that the insurer will pay at minimum 90% of the attorney’s fees award and 100% of the Company’s unpaid legal fees in connection with the arbitration, and the Company believes and has asked the insurer to confirm that the insurer will also pay arbitration fees and expenses and interest in connection with the award. The Company has retained legal counsel to evaluate whether the arbitration award should be a covered claim under the EPLI policy. The Company may not have sufficient cash or working capital to pay the arbitration award and finance current operations. To the extent that any part of the arbitration award is not a covered claim under the Company’s EPLI policy, there is substantial doubt that the Company will have the ability to carry on as a going concern. The Company has accrued in these consolidated financial statements a loss in the amount of the interim arbitration award of $191,500 during the quarter in addition to the $25,000 previously recorded for the Company’s insurance deductible.

The Company is evaluating its alternatives for complying with the arbitrator’s ruling, including attempting to raise capital through equity or debt financing, reaching a settlement with Mr. Karwat, restructuring or reorganizing the Company, selling some or a portion of its assets or liquidating the Company. There can be no assurance that (i) equity or debt financing will be available on an economic basis to the Company or at all, (ii) that the Company can reach a settlement with Mr. Karwat, (iii) that restructuring or reorganizing the Company or (iv) the selling of some or a portion of the Company’s assets will allow it to continue as a going concern.

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

2.	Future operations con’t.:

Notwithstanding the Karwat arbitration award, the ability of the Company to continue as a going concern and to realize the carrying value of its assets is dependent on the Company’s ability to increase its revenue and to reduce its operating costs so that the Company achieves projected operating cash flow.

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

These interim consolidated financial statements do not include all disclosures required by US GAAP for annual financial statements and accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s most recent annual consolidated financial statements filed on form 10-KSB.

(b)	Net earnings (loss) per share:

Net earnings (loss) per share has been calculated using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share are computed similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants, if dilutive. Dilutive earnings (loss) per share is the same as basic earnings (loss) per share in all periods, since the impact of outstanding options and warrants is anti dilutive. The following securities could potentially dilute basic earnings per share in the future:

	March 31, 2003	December 31, 2002

Options (note 7(d))	4,977,870	5,017,870
Warrants (note 7(c))	1,000,000	1,200,000

(c)	Stock based compensation – options and performance escrow shares:

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

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

3.	Significant accounting policies con’t.:

The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”(“FIN 44”). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

The closing price of the Company’s common stock on March 31, 2003 was $0.09 per share. Since the closing price was below the reprice, the Company recognized no employee non-cash compensation expense for the period ended March 31, 2003. There is a potential for a variable non-cash charge in each reporting period until all of the Company’s repriced stock options are exercised, forfeited or expire.

Under SFAS 148, the Company is now required to report pro forma earnings and related disclosures had the fair value method been used instead of the intrinsic value method. As the Company issued no stock options during the period, there are no required disclosures.

(d)	Goodwill

The Company adopted SFAS 142 — “Goodwill and Other Intangible Assets” on January 1, 2002. Under these recommendations, goodwill is no longer amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment step is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying value to measure any the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of the goodwill is determined in a business combination, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the statement of earnings before extraordinary items and discontinued operations. The Company completed its annual impairment test on December 31, 2002 and determined that an impairment charge was required (note 6).

(e)	Cash and cash equivalents:

Cash and cash equivalents are represented by highly liquid investments having terms to maturity of 90 days or less when acquired.

(f)	Equipment and leasehold improvements:

Equipment and leasehold improvements are stated at cost. Amortization is provided on a straight-line basis over the following estimated useful lives:

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

3.	Significant accounting policies con’t.:

Asset	Years

Furniture and fixtures	7
Computer and office equipment	5
Test and other equipment	7
Equipment under capital lease	5
Leasehold improvements	5

(g)	Revenue recognition:

Revenue, for Business Communication Services, is recognized and billed monthly to customers based upon customer usage as determined by the Company’s telecommunications carriers electronic switching and billing systems.

Revenue, for Electronic Media Services, is recognized and billed monthly to customers based upon customer usage as determined by the Company’s internal billing systems.

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

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

3.	Significant accounting policies con’t.:

(k)	Recently adopted accounting standards:

(i)

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, “Accounting or Asset Retirement Obligations” (“SFAS No. 143”), which requires entities to record the fair value of a liability for an asset or an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 was effective for the Company’s current fiscal year.

(ii)

In July 2002, the FASB released SFAS No. 146, “Accounting for costs associated with Exit or Disposal Activities”, (“SFAS No. 146”), which addresses the financing accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 relates to the recognition of a liability for a cost associated with an exit or disposal activity and requires that a liability be recognized for these costs only when the liability is incurred., that is, when it meets the definition of a liability under FASB’ conceptual framework. SFAS No. 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result, SFAS 146 significantly reduces an entity’s ability to recognize a liability for future expenses related to restructuring. SFAS 146 was effective for exit and disposal activities initiated after December 31, 2002.

(iii)

In December 2002, the FASB released SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure”. This statement amends FASB Statement No. 123. “Accounting for Stock-based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value base method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Statement was in effect for the Company’s 2002 fiscal year end.

The adoption of SFAS No. 143 or SFAS No. 146 on January 1, 2003 did not have a material impact on the Company’s reported financial results. The disclosure requirements in SFAS No. 148 have been adopted in these consolidated financial statements (note 3(c)).

4.	Equipment:

March 31, 2003	Cost	Accumulated Amortization	Net book value

Furniture and fixtures	$ 54,329	$ 18,385	$ 35,944
Computer and office equipment	259,893	66,141	193,752
Test and other equipment	175,736	15,183	160,553
Equipment under capital lease	45,914	14,790	31,124
Leasehold improvements	44,370	16,835	27,535

	$580,242	$131,334	$448,908

Amortization expense for the period is $20,925. Amortization of equipment under capital leases is $2,295.

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

5.	Obligations under capital lease and sub-lease:

	Operating sub-lease	Capital lease	Total

Year ending December 31:

2003	$18,507	$ 10,622	$ 29,129
2004	25,434	14,163	39,597
2005	25,517	14,163	39,680
2006	15,216	5,902	21,118

Total minimum lease payments	84,674	44,850	129,524
Amount representing interest at 19.33%	--	(12,557)	(12,557)

Present value of net minimum capital lease payments	84,674	32,293	116,967
Current portion of obligation under capital lease	18,507	7,951	26,458

	$66,167	$ 24,342	$ 90,509

Interest of $1,805 (2002 — $8,077) relating to capital lease obligations has been included in interest expense.

The operating sub-lease obligation represents the loss on sub-lease of office space which had been recorded in the fourth quarter of 2002.

6.	Goodwill:

Goodwill represented the excess purchase price paid on the acquisition of Exstream Data, Inc. (“EDI”) over the fair value of the net assets acquired. The Company completed its annual impairment test on December 31, 2002 and determined that goodwill was impaired. Based upon the decline in the revenues of the Electronic Media Services business since December 31, 2001, the Company elected to write off the remaining balance of goodwill in the amount of $600,000 at December 31, 2002.

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

7.	Capital stock:

(a)	Authorized:

Unlimited number of common stock, no par value.

10,000,000 class A preferred stock, no par value. No class A preferred shares have been issued as of March 31, 2003.

20,000,000 class B preferred shares, with no par value. No class B preferred shares have been issued as of March 31, 2003.

(b)	Issued and fully paid common shares:

	Number of common shares	Common share amount	Additional paid-in capital

Balance, December 31, 2002	14,739,691	$6,531,683	$606,094

Balance, March 31, 2003	14,739,691	$6,531,683	$606,094

Shares issued during the period:
For cash pursuant to private
placements	--	--	--
Options exercised	--	--	--

Stock-based compensation - options	--	--	--

Balance, March 31, 2003	14,739,691	$6,531,683	$606,094

(c)	Private placement:

(i)

On March 9, 2001 the Company closed a $200,000 restricted stock private placement financing at $0.50 per share. In addition the Company issued 200,000 non-transferable share purchase warrants exercisable at $1.00. The warrants expired on March 9, 2003.

(ii)

On February 25, 2002, the Board of Directors approved a private placement to an officer and director of the Company. The terms of the private placement were that the Company would issue 1,000,000 common shares at $0.05 per share and issue warrants to purchase up to an additional 1,000,000 common shares at $0.05 per share which are exercisable until March 1, 2007. The Company received $50,000 proceeds in cash and the private placement closed on February 28, 2002. The shares and warrants were held in escrow and subsequently released on August 1, 2002 at which date a compensation expense of $400,000, representing the intrinsic value of the shares and warrants eligible for release from escrow, was recorded.

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

7.	Capital stock con’t.:

(d)	Stock options:

The Company has a stock option plan, which allows the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase up to a maximum of 8,000,000 common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The outstanding stock options expire at various dates ranging from March 19, 2003 to March 22, 2007 and vest according to the terms of the Company’s stock option plan as may be amended by the individual stock option agreements.

The following summarizes changes in stock options for the three months ended March 31, 2003 and prior fiscal year reporting periods:

	Three months ended March 31, 2003		Year ended December 31, 2002

	Shares	Weighed average exercise price	Shares	Weighted average exercise price

Outstanding, beginning of period	5,017,870	$0.14	5,481,300	$0.25
Granted	--	--	824,020	0.66
Exercised	--	--	(230,250)	0.10
Forfeited	(40,000)	0.25	(1,057,200)	0.37

Outstanding, end of period	4,977,870	$0.14	5,017,870	$0.14

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

7.	Capital stock con’t.:

The Company has the following stock options outstanding and vested at March 31, 2003:

	Total Number	Total Vested	Price	Expiry

Directors	5,000	5,000	0.25	April 19, 2003
Employees	100,000	100,000	0.10	September 18, 2003
Employees	163,600	122,700	0.10	January 16, 2004
Employees	20,000	15,000	0.10	March 14, 2004
Employees	75,000	75,000	0.10	May 24, 2004
Officers/directors	100,000	100,000	0.10	May 24, 2004
Employees	145,000	133,750	0.10	September 13,2004
Officers/directors	1,000,000	1,000,000	0.10	September 29, 2004
Consultants	60,000	60,000	0.30	October 16,2004
Consultants	50,000	50,000	0.50	October 16,2004
Officers/directors	500,000	500,000	0.10	January 25, 2005
Employees	133,020	133,020	0.10	February 25, 2005
Directors	50,000	50,000	0.10	February 25, 2005
Officers/directors	750,000	750,000	0.10	March 9, 2005
Officers/directors	500,000	500,000	0.10	June 26, 2005
Employees	50,000	50,000	0.10	June 26, 2005
Employees	26,250	26,250	0.10	June 29, 2005
Consultants	25,000	25,000	0.30	August 1, 2005
Directors	50,000	50,000	0.30	August 1, 2005
Employees	15,000	15,000	0.30	August 1, 2005
Employees	125,000	0	1.00	October 1, 2005
Directors	90,000	90,000	0.50	October 1, 2005
Employees	80,000	80,000	0.10	December 6, 2005
Officers/Directors	240,000	240,000	0.10	December 6, 2005
Officers/Directors	500,000	500,000	0.10	January 25, 2007
Directors	25,000	25,000	0.25	March 22, 2007
Consultants	25,000	25,000	0.25	March 22, 2007
Employees	75,000	75,000	0.25	March 22, 2007

Total	4,977,870	4,795,720

(e)	Repriced options:

On February 25, 2002, the Company’s Board of Directors approved a stock option repricing program for options to purchase a total of 5,281,300 common shares. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price was reduced to $0.10 per share. Holders of 4,510,100 options elected to have their options repriced. At this repricing date, the new exercise price equaled the market price of the Company’s common shares. At March 31, 2003, 4,254,850 repriced stock options remain outstanding. As disclosed in note 3 (c), there was no incremental stock-based compensation recognized during the period ended March 31, 2003 for employee awards subject to variable accounting due to repricing transactions.

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

8.	Related party transactions:

(a)	Payments:

During the period, the Company paid consulting fees of $37,500 (2002 — $150,000) to a company controlled by a director of the Company.

(b)	Consulting Agreements:

(i)

On March 1, 2002, the Company entered into a consulting services agreement with Interven Capital Corporation (“Interven”) for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the “Interven 2002 Agreement”). Pursuant to the Interven 2002 Agreement, as amended, Interven will provide certain services to the Company in consideration of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003, to increase to $15,000 per month beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more. At March 31, 2003, the Company had not secured gross equity financing of $2,000,000 or more.

The Interven 2002 Agreement will expire December 31, 2003 (the “Initial Term”) and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term, other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term, payable at a rate of $13,750 per month for the first four months of the Initial term and $12,500 per month (to increase to $15,000 per month if the Company had received gross equity financing of $2,000,000 or more) for the remaining 18 months of the Initial Term.

(ii)

On March 1, 2002, the Company entered into a consulting services agreement with J. Erik Mustad (“Mustad”) for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the “Mustad 2002 Agreement”). Pursuant to the Mustad 2002 Agreement, Mustad will provide certain services to the Company in consideration of $6,000 per month through December 31, 2002 and $7,500 per month from January 1, 2003 through December 31, 2003, to increase to $10,000 per month beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more. At March 31, 2003, the Company had not secured gross equity financing of $2,000,000 or more.

The Mustad 2002 Agreement will expire December 31, 2003 (the “Initial Term”) and will be automatically renewed for additional one year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had the Consultant been engaged for the entire Initial Term, payable at a rate of $6,000 per month for the first ten months of the Initial term and $7,500 per month (to increase to $10,000 per month if the Company had received gross equity financing of $2,000,000 or more) for the remaining 12 months of the Initial Term.

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

9.	Commitments:

(a)	Lease commitments

At March 31, 2003, the Company is committed under operating leases for office premises. Minimum lease payments are as follows:

2003	$109,870
2004	151,000
2005	155,000
2006	76,000

Effective March 1, 2003, the Company entered into an agreement to sublease a portion of its office premises that it is committed to under operating leases. Pursuant to this sublease, the Company will charge rent of $24,495 for the balance of fiscal 2003, $33,461 in 2004, $35,222 in 2005 and $20,733 in 2006.

10.	Contingencies:

(a)	Finders fee agreement:

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

On October 15, 2002 the Company amended the Glenara Finder Fee Agreement. Under the amended terms the Monetary Finders Fee was limited to the first $15,000,000 in financing received from Kalnes on the basis of $2,500 plus 1% of any amounts received up to $5,000,000 and 2% of any amounts received in excess of $5,000,000 and up to $15,000,000. As of March 31, 2003 the Company had not completed any financing with Kalnes.

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

11.	Segmented information:

The Company operates two business segments:

(a)	telecommunications voice and data services (“Business Communications Services”); and

(b)	electronic document processing and management services (“Electronic Media Services”)

Operating information related to the Company’s material operating segments are as follows:

Three months ended March 31, 2003	Business communication services	Corporate	Electronic media services	Total

Revenue	$833,537	$ --	$164,656	$ 998,193
Gross margin	277,169	--	125,129	402,298
Amortization	5,231	--	15,694	20,925
Segment assets	688,081	230,862	332,294	1,251,237
Expenditures for segment
equipment	2,744	--	27,445	30,189

Three months ended March 31, 2003	Business communication services	Corporate	Electronic media services	Total

Revenue	$985,643	$ --	$ 203,545	$1,189,188
Gross margin	409,344	--	165,273	574,246
Amortization	12,728	--	21,518	34,246
Segment assets	675,084	559,749	1,136,802	2,371,635
Expenditures for segment
equipment	9,271	--	27,812	37,083

The Company operates primarily in the United States through MBI, its US subsidiary. All of the Company's revenues are generated in the United States. The following table sets out the location of the Company's assets for the periods presented:

	United States	Canada	Consolidated

March 31, 2003	$1,020,375	$230,862	$1,251,237
Year ended December 31 2002	1,884,068	284,093	1,355,816

MOVING BYTES INC.

Notes to Consolidated Financial Statements
(Expressed in United States dollars)
Three months ended March 31, 2003

12.	Subsequent event:

Arbitration proceeding regarding Joseph Karwat agreement:

On April 3, 2003, the Company received the ruling of the American Arbitration Association and notice of interim arbitration award related to a demand for binding arbitration filed by Mr. Karwat on April 12, 2002 under the terms of his employment agreement dated August 7, 2000, alleging, among other things, that the Company breached his employment agreement and the covenant of good faith and fair dealing, fraudulent inducement, misrepresentation, defamation, violations of the California Labor Code and related claims. Mark Smith, President of the Company, was also named as a defendant. The Company alleged that the employment agreement was terminated for cause under the terms of the employment agreement and filed a cross-claim against Karwat alleging that he breached his fiduciary duty to the Company and violated the California Labor Code.

On April 3, 2003, the arbitrator ruled that Mr. Karwat was entitled to $150,000 and a 90 day notice payment in the amount of $37,500 plus prejudgment interest on the award. The arbitrator also ruled that there was insufficient evidence to support Karwat’s claim that the Company violated the California Labor Code and Karwat’s claims of fraudulent inducement, misrepresentation and defamation. In addition, the arbitrator granted monetary sanctions against the Company in the amount of $4,000 for spoliation of evidence related to the Company’s failure to preserve Mr. Karwat’s computer records and awarded Mr. Karwat attorneys’ fees.

The arbitrator ruled that Karwat failed to prove liability as to the claims alleged against Mr. Smith. The arbitrator also ruled that the Company did not prevail on its cross claims.

The aggregate award to Mr. Karwat under the arbitrator’s interim ruling is $191,500, attorneys’ fees, seventy five percent of Karwat’s arbitrator’s fees and expenses, and interest to be calculated from January 29, 2002 to the date of the final award. The Company filed a claim for coverage under its EPLI policy, and was informed by the insurer that most, if not all of the award is not a covered claim under the policy. The EPLI policy insurer has advised the Company that the insurer will pay at minimum 90% of the attorney’s fees award and 100% of the Company’s unpaid legal fees in connection with the arbitration, and the Company believes, and has asked the insurer to confirm, that the insurer will also pay arbitration fees and expenses and interest in connection with the award. The Company has retained legal counsel to evaluate whether the arbitration award should be a covered claim under the EPLI policy and is pursuing insurance coverage for all or part of the final award.

The Company does not have sufficient cash or working capital to pay the arbitration award and there is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing, negotiating a settlement with Mr. Karwat or prevailing on the issue of insurance coverage for the claim. The Company is actively negotiating a settlement of the final award and a payment plan arrangement with Mr. Karwat. There can be no assurance that the Company will be successful in negotiating a settlement of the final award or a payment plan with Mr. Karwat, or that the Company’s insurance underwriter will pay any part of the final award. The Company has accrued a loss in the amount of the interim arbitration award of $191,500 during the quarter in addition to the $25,000 insurance deductible accrued in the prior year.

Item 2.   Management’s Discussion and Analysis

The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this Quarterly Report on Form 10-QSB (the “Report”). This Report contains statements that may contain forward-looking statements, concerning the Registrant’s future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, could”, “might”, or “will” be taken to occur or be achieved) are not statements of historical fact and may be “forward looking statements”. These forward-looking statements, include statements relating to, among other things, the ability of the Registrant to continue to successfully compete in its markets.

The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Registrant’s management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. These factors include the risk associated with the arbitration award against the Company and the Company’s ability to negotiate a settlement with Mr. Karwat or to prevail on the issue of insurance coverage on the award. Additional risks and uncertainties that may affect forward-looking statements about the Registrant’s business and prospects include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to capitalize upon access to new markets and services segments, the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in execution of sales and marketing strategy and other factors set forth under “Risk Factors” in the Registrant’s Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission, which could have an immediate and material adverse effect. The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The financial statements of Moving Bytes Inc. (the “Company” or the “Registrant”) are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (US GAAP). The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, included elsewhere in this quarterly report.

Nature of Business

The Company, through its wholly-owned subsidiary Moving Bytes, Inc. (“MBI”), sells electronic document processing and management services (“Electronic Media Services”), and telecommunications voice and data services (“Business Communications Services”) to commercial customers.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. The Company incurred a loss for the quarter of $243,243, used cash on operations of $6,368 and decreased its cash position to $230,862 at March 31, 2003. On April 3, 2003, the Company received the ruling of the American Arbitration Association and notice of interim arbitration award requiring the Company to pay $191,500 to a former employee and officer, attorneys’ fees, seventy five percent of the former employee’s arbitrator’s fees and expenses, and interest. The Company may not have sufficient cash or working capital to pay this arbitration award and finance current operations, and thus, there is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing, negotiating a settlement with the former employee or prevailing on the issue of insurance coverage for the claim.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill an Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The amortization provision of SFAS No. 142 applying to goodwill and other tangible assets acquired have been adopted at December 31, 2001.

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenue.     Revenue for the three months ended March 31, 2003 (“Q1 2003”) fell to $998,193 as compared to $1,189,188 for the three month period ended March 31, 2002 (“Q1 2002”). This represents a decrease of 16% from Q1 2002 to Q1 2003. Revenue for Q1 2003 fell 4.6% from $1,045,878 during the three month period ended December 31, 2002 (“Q4 2002”).

Electronic Media Services revenue accounted for 16% of total revenue in Q1 2003 (17% in Q1 2002). Business Communication Services revenue accounted for 84% of total revenue in fiscal Q1 2003 (83% in Q1 2002). Segmented revenue for Q1 2003 was $164,656 in Electronic Media Services down 19%, from $203,545 in Q1 2002 and $833,537 in Business Communications Services down 15.4%, from $985,643 in Q1 2002.

The fall in Electronic Media Services revenue was primarily due to customer attrition and a slow down in customer usage of Electronic Media Services attributable to current economic conditions. The Company believes that current economic conditions in the financial markets in particular have led to a significant decline in demand for the Company’s Electronic Media Services. This decline may be expected to persist for the foreseeable future until such time as current economic conditions improve. In addition the lack of access to capital from the financial markets has required the Company to cut back on sales and marketing expenditures. Until such time as the Company can increase sales and marketing expenditures, there may be little or no growth in its Electronic Media Services revenue.

Business Communication Services continued a downward trend which began in the fiscal year ending December 31, 1999. The reason for the fall in revenue was a combination of customer attrition, downward pressure on pricing in the telecommunications industry as a whole, comparatively lower retail rates on new sales and a reduction in usage on existing accounts attributable to current economic conditions. The Company believes that, although it continues to make new sales of Business Communication Services and has slowed the rate of customer attrition, the combined effects of current economic conditions and downward pressure on pricing due to competition may cause the Company to continue to experience a general downward trend in Business Communication Services revenue.

The Company believes that the combined effects of (i) current economic conditions, (ii) a slow down in business spending, (iii) downward pressure on pricing in the telecommunications industry, and (iv) increased competition, have caused the Company to experience negative revenue growth over the past twelve months. The Company expects that the current economic conditions may continue to negatively impact results of operations for its fiscal year ending December 31, 2003.

Gross Profit and Gross Margin. For Q1 2003, gross profit on sales fell to $402,298 down 30% from $574,617 in Q1 2002. Gross profit was up from $271,292 in Q4 2002. Gross margins in Q1 2003 were 40% of sales, as compared to 48% in Q1 2001. Gross margins fell largely due to the decrease in Business Communications Services revenue. In Q1 2003, Business Communications Services gross profits were $277,169 accounting for 69% of total gross profits down from $409,344 in Q1 2002 when they accounted for 71% total gross profits. Electronic Media Services gross profits were $125,129 accounting for 31% of total gross profits, down from $165,273 in Q1 2002 when they accounted for 29% total gross profits.

Business Communications Services gross margins were 33% as compared to 76% for Electronic Media Services. To the extent that the Company can increase revenue in Electronic Media Services relative to Business Communications Services, it anticipates that it can increase its gross margins. However, overall gross profit may be expected to decrease until such time as the Company can increase revenue.

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

The Company continues to negotiate lower carrier rates with both its carriers MCI and Qwest Communications and in order to increase gross profits has begun a process of moving certain customers from MCI to Qwest Communications where it enjoys lower rates. Despite these measures, during Q1 2003, the Company’s transmission costs increased to 46.3% of revenue to $462,333 (Q1 2002 — $482,739) up from 40.6% of revenue during Q1 2002. This increase was primarily due to a drop in Business Communication Services gross profit margins and lower relative Electronic Media Services revenue the fulfillment of which services carry a high percentage of fixed costs for data lines and access charges. This trend toward higher carrier costs may continue if the Company cannot increase Electronic Media Services revenues relative to Business Communication Services, if there is continuing retail price pressure for lower retail rates for Business Communication Services or if carrier costs increase in general. The Company believes that it has negative pricing elasticity in both its Business Communication Services segment and its Electronic Media Services segment. Therefore, any material increase in the Company’s costs for underlying services may have an adverse effect on the Company’s business and results of operations.

Commissions paid fell to $68,944 or 6.9% of revenue in Q1 2003 down from $77,454 in Q1 2002 but an increase from 6.5% of revenue during that period. The increase occurred due to new Business Communication Services sales which incurred higher commissions costs and which replaced revenues on which the Company was not paying any commissions. Due to increases in competitors commission offerings to distributors, the Company was required to pay higher commissions to induce its distributors to sell its services as opposed to those of its competitors. The Company anticipates that, if it expands its distribution network to include sales of Electronic Media Services, its commission expenses as a percentage of revenue may increase.

Other expenses, primarily related to Business Communication Services, including costs of billing and telecommunications usage tax preparation, were $64,618 in Q1 2003 as compared to $54,378 in Q1 2002. The increase was primarily as a result of a $2,500 per month ($30,000 annual) charge incurred for additional outsourced bill processing.

Personnel Expenses. The Company’s total costs for salaries and benefits decreased from $530,780 in Q1 2002 to $275,419 in Q1 2003. Salary expenses in Q1 2002 included $225,505 in non-cash compensation related to the repriced stock options, actual cash salaries were $305,275. Salary expenses in Q1 2003 included no non-cash items. Cash compensation for salaries decreased by 9.8% over the prior year’s quarter. The decreases in cash compensation for salaries resulted from a streamlining of operations and a related reduction in personnel. Cash salaries as a percentage of revenue grew in from 25.7% in Q1 2002 to 27.6% in Q1 2003. This reflects the fact that decreases in Electronic Media Services salary expenses cannot be fully adjusted to decreases in Electronic Media Services revenue due to the need to maintain development and technical staff.

Because the Company’s Electronic Media Services business requires the ongoing development of proprietary software and accompanying systems, the cost of personnel to support this segment relative to its current sales is substantially higher than that of the Business Communication Services segment. The Company increased the size of its software development staff during fiscal 2002, in order to, among other things, develop new applications and automated systems designed to increase the productivity of its personnel. The Company believes that it has developed automated systems designed to increase the productivity of its personnel and to reduce dependency on support staff and that these automated systems can allow the Company to grow revenue faster than the commensurate growth in personnel costs. To the extent that the Company continues to pursue development of its software and accompanying systems, it will continue to incur personnel related costs which are substantially higher than when it was engaged exclusively in the Business Communication Services segment.

Contract services costs increased to $64,151 in Q1 2003 up from $63,710 in Q1 2002 (of which $7,315 was non-cash compensation related to stock options granted to consultants). Cash contract services were largely unchanged. Contract services expenses in Q1 2003 included no non-cash items.

The Company believes that salary and contract services non-cash compensation expenses due to the repricing of stock options will continue to have a material impact on the Company’s results of operations until such time as all repriced stock options have been exercised, terminated or have expired. While the impact of fluctuations in the Company’s stock price on non-cash compensation expenses due to the repricing of stock options cannot be forecasted, to the extent that there is an increase in the Company’s stock price, from reporting period end to reporting period end, there will be a material adverse effect on the Company’s results of operations.

Amortization, Depreciation and Loss on Disposal of Equipment. Amortization and depreciation during Q1 2003 was $20,925 down from $34,246 in Q1 2002. The decrease was primarily due to a write down of obsolete equipment in Q4 2002. The Company incurred no non-cash losses during the period on the disposal of obsolete equipment.

Legal, Accounting, Rent. Expenses for legal and accounting fell in Q1 2003 relative to Q1 2002. Legal and accounting expenses vary from quarter to quarter depending upon the then current requirements of the Company. No unusual legal or accounting expenses were incurred during Q1 2003. Rents fell 20.9% from $48,067 in Q1 2002 to $38,039 in Q1 2003 due to a sublet some of its office space. There was no material bad debt expense or recovery in Q1 2003 or Q1 2002.

Other General and Administrative Expenses. Other general and administrative costs, excluding salaries and consulting services, legal, accounting and rents, were $49,486 in Q1 2003 down from $62,712 in Q1 2002, a decrease of 21%. This decrease is due to cost cutting measures implemented by the Company. The Company intends to continue to maintain its cost control practices.

Net Operating Loss for the Period. Net operating loss during the period was $241,405 for Q1 2003 as compared to as compared to an operating loss of $179,338 in Q1 2002 and an operating loss of $1,003,883 in Q4 2002. Net operating loss for the period included an accrued loss in the amount of $191,500 related to the Karwat arbitration and no non-cash items other than amortization and deprecation charges. Operating loss in Q1 2002 included $267,066 in non-cash items and operating loss in Q4 2002 included $630,309 in non-cash items. Total non-cash operating expenses were $1,388,298. The Company believes that non-cash compensation expenses may continue to have a material impact on reported results from operations.

Net Loss for the Period. Net loss for Q1 2003 was $243,243 compared to a net loss of $173,831 in Q1 2002 and a net loss of $1,013,156 in Q4 2002. Net loss for the period included an accrued loss in the amount of $191,500 related to the Karwat arbitration and no other no non-cash items other than amortization and deprecation charges. Net loss in Q1 2002 included $267,066 in non-cash items and net loss in Q4 2002 included $630,309 in non-cash items. The Company anticipates that it may continue to incur losses until it can successfully reverse the trend of negative revenue growth in demand for its Electronic Media Services or lower costs in its Electronic Media Service business.

The Company had a basic loss of $0.02 per share in Q1 2003 up from a loss of $0.01 per share in Q1 2002.

Liquidity and Capital Resources

At March 31, 2003, the Company had working capital of $13,192 including cash and equivalent balances of $230,862 down from respective balances of $268,686 in working capital and $284,093 in cash and cash equivalents at December 31, 2002. Working capital fell by 95%, or $255,494 and cash and equivalent balances fell by 18.7% or $53,231. The change in working capital, and cash and equivalent balances was primarily due to an liability accrual of $191,500 related to the Karwat arbitration.

Accounts receivable was down from $577,279 at December 31, 2002 to $501,422 at March 31, 2002, or 13.1% largely due to a fall in Company revenue. Accounts receivable amounts primarily represent amounts due from the previous ninety days sales.

Accounts payable and accrued liabilities increased from $331,798 at December 31, 2002 to $540,194 at the end of Q1 2003. The change in accrued liabilities was primarily due to an accrual of $191,500 related to the Karwat arbitration. The Company believes that it is managing its operating short term liabilities commensurate with accounts receivable collections.

The Company has no long term debt obligations other than assets under capitalized leases.

During Q1 2003, the Company used $6,368 in cash from operations and decreased cash balances by $53,231.

The Company received no amounts during Q1 2003 from the issuance of capital stock.

The consolidated financial statements of the Company have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company incurred a loss for the quarter of $243,243, used cash on operations of $6,368 and decreased its cash position to $230,862 at March 31, 2003. On April 3, 2003, the Company received the ruling of the American Arbitration Association and notice of interim arbitration award requiring the Company to pay $191,500 to a former employee and officer, attorneys’ fees, seventy five percent of the former employee’s arbitrator’s fees and expenses, and interest. The Company submitted a claim under its Employment Practices Liability Insurance (EPLI) policy and has been informed that some, if not all of, the arbitration award is not a covered claim. The Company may not have sufficient cash or working capital to pay the arbitration award and finance continuing operations and there is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing, negotiating a settlement with the former employee or prevailing on the issue of insurance coverage for the claim. Although the Company believes that its working capital together with cash flow from its operations would be sufficient to fund its cash requirements through the year ended December 31, 2003, if it is able to successfully negotiate a settlement of the arbitration award, raise capital to pay the arbitration award or prevail on the issue of insurance coverage for the claim, there is substantial uncertainty that any of these events will occur in a timely manner, if at all.

Business Outlook, Risks and Uncertainties

Sufficiency of Working Capital. The Company does not have sufficient cash or working capital to pay the arbitration award and there is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing, negotiating a settlement with the former employee or prevailing on the issue of insurance coverage for the claim. See “Liquidity and Capital Resources.” Although the Company believes that its working capital together with cash flow from its operations would be sufficient to fund its cash requirements through the year ended December 31, 2003, if it is able to successfully negotiate a settlement of the arbitration award, raise capital to pay the arbitration award or prevail on the issue of insurance coverage for the claim, there is substantial uncertainty that any of these events will occur in a timely manner, if at all. The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

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

Auditors Report. The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2002, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company’s ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management’s plans.

Long Term Debt. The Company currently has no long-term debt obligations. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. In the event the Company must issue debt obligations outside of the course of its normal operations, the Company’s business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

Item 3. Controls and Procedures.

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

Within 90 days prior to the date of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II. Other Information

Item 1.  Legal Proceedings.

On April 3, 2003, the Company received the ruling of the American Arbitration Association and notice of interim arbitration award related to a demand for binding arbitration filed by Mr. Karwat on April 12, 2002 under the terms of his employment agreement dated August 7, 2000, alleging, among other things, that the Company breached his employment agreement and the covenant of good faith and fair dealing, fraudulent inducement, misrepresentation, defamation, violations of the California Labor Code and related claims. Mark Smith, President of the Company, was also named as a defendant. The Company alleged that the employment agreement was terminated for cause under the terms of the employment agreement and filed a cross-claim against Karwat alleging that he breached his fiduciary duty to the Company and violated the California Labor Code.

        On April 3, 2003, the arbitrator ruled that Mr. Karwat was entitled to $150,000 and a 90 day notice payment in the amount of $37,500 plus prejudgment interest on the award. The arbitrator also ruled that there was insufficient evidence to support Karwat’s claim that the Company violated the California Labor Code and Karwat’s claims of fraudulent inducement, misrepresentation and defamation. In addition, the arbitrator granted monetary sanctions against the Company in the amount of $4,000 for spoliation of evidence related to the Company’s failure to preserve Mr. Karwat’s computer records and awarded Mr. Karwat attorneys’ fees.

        The arbitrator ruled that Karwat failed to prove liability as to the claims alleged against Mr. Smith. The arbitrator also ruled that the Company did not prevail on its cross claims.

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Certificate of Incorporation for Jackpine Mining Co., Inc., dated December 23, 1991,
		previously filed as Exhibit 1.1

3.2	(1)	Form 1 (Section 5) Company Act Memorandum of Jackpine Mining Co., Inc., dated
		December 13, 1991, previously filed as Exhibit 1.2

3.3	(1)	Articles of Jackpine Mining Co., Inc., previously filed as Exhibit 1.3

3.4	(1)	Certificate of name change for USV Telemanagement Inc., dated July 10, 1996,
		previously filed as Exhibit 1.4

3.5	(1)	Province of British Columbia Form 21 (Section 371) Company Act Special Resolution
		filed July 10, 1996, previously filed as Exhibit 1.5

10.1	(1)	Share Exchange Agreement among certain shareholders of US Voice Telemanagement, Inc.
		and Jackpine Mining Co., Inc., dated February 1, 1996, as amended February 27, 1996,
		as amended June 29, 1996, previously filed as Exhibit 3.1

10.2	(1)	Form of BC Subscription Agreement for Private Placement, dated 1996, previously filed
		as Exhibit 3.2

10.3	(1)	Escrow Agreement among the Bank of Nova Scotia Trust Company of New York, Jackpine
		Mining Co., Inc. and certain shareholders, dated June 1, 1996, previously filed as
		Exhibit 3.3

10.4	(1)	Form of Telecommunication Service Dealer Agreement by and between USV Telemanagement
		Inc. and certain dealers, previously filed as Exhibit 3.4

Exhibit No.		Description

10.5	(1)	Office Lease Agreement by and between US Voice Telemanagement, Inc. and Shoreline
		Office Center Limited Partnership, dated February 25, 1994, as amended July 18, 1997,
		previously filed as Exhibit 3.5

10.6	(1)(2)	Service Agreement by and between Digital Communications of America, Inc. and US Voice
		Telemanagement, Inc., dated July 15, 1994, as amended December 16, 1998, previously
		filed as Exhibit 3.6

10.7	(2)(3)	Telecommunication Service Agreement by and between Wiltel, Inc. and US Voice
		Telemanagement, Inc., dated July 15, 1994, as amended December 31, 1998, previously
		filed as Exhibit 3.7

10.8	(1)	Security Agreement by and between US Voice Telemanagement, Inc. and Wiltel, Inc.,
		dated July 20, 1994, previously filed as Exhibit 3.8

10.9		Integrated Internet Access Service Agreement by and between WorldCom Network
		Services, Inc. and US Voice Telemanagement, Inc., dated March 17, 1999, previously
		filed as Exhibit 3.9

10.10	(1)(2)	Telecommunication Service Agreement by and between IXE Long Distance, Inc. and US
		Voice Telemanagement, Inc., dated July 15, 1996, as amended December 31, 1998,
		previously filed as Exhibit 3.10

10.11		Network Resell Services Agreement by and between Alliance Group Services, Inc. and US
		Voice Telemanagement, Inc., effective March 31, 1999, previously filed as Exhibit 3.11

10.12		Commercial Revolving Loan and Security Agreement by and between Alliance Group
		Services, Inc. and USV Telemanagement Inc., effective March 31, 1999, previously
		filed as Exhibit 3.12

10.13	(1)	Consulting Services Agreement by and between J. Erik Mustad and USV Telemanagement
		Inc., dated January 1, 1998, previously filed as Exhibit 3.13

10.14	(1)	Consulting Services Agreement by and between Interven Capital Corporation, Mark Smith
		and USV Telemanagement Inc., dated January 1, 1998, previously filed as Exhibit 3.14

10.15	(1)	Subscription Agreement by and between USV Telemanagement Inc. and P.E. Development
		A.S., dated July 3, 1997, previously filed as Exhibit 3.15

10.16	(1)	Nontransferable Share Purchase Warrant of USV Telemanagement Inc. issued to P.E.
		Development A.S., dated July 16, 1997, as amended December 2, 1998, previously filed
		as Exhibit 3.16

10.17	(1)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and J. Erik
		Mustad, dated February 17, 1999, previously filed as Exhibit 3.17

10.18	(1)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Lisa
		Barsocchini, previously filed as Exhibit 3.18

10.19	(4)	USV Telemanagement Inc. Stock Option Plan (1999), previously filed as Exhibit 4.1

Exhibit No.		Description

10.20	(5)	USV Telemanagement Inc. Amended and Restated Stock Option Plan (2000), previously
		filed as Exhibit 4.7

10.21	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Mark
		Smith, dated March 10, 2000 as amended April 19, 2000, previously filed as Exhibit 4.1

10.22	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Joseph
		Karwat, dated February 8, 2000, as amended April 19, 2000, previously filed as
		Exhibit 4.2

10.23	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and West Oak
		Capital Group, Inc., dated January 25, 2000 as amended April 19, 2000, previously
		filed as Exhibit 4.3

10.24	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Mark
		Smith, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit
		4.4

10.25	(5)	Stock Appreciation Right Agreement by and between USV Telemanagement Inc. and Mark
		Smith, dated March 10, 2000, previously filed as Exhibit 4.5

10.26	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and J. Erik
		Mustad, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit
		4.6

10.27	(5)	Incentive Stock Option Agreement with Trevor Gibbs dated April 19, 2000, previously
		filed as Exhibit 4.8

10.28	(5)	Incentive Stock Option Agreement with Thomas Wharton dated April 19, 2000, previously
		filed as Exhibit 4.9

10.29	(6)	Letter of Intent with Exstream Data, Inc., dated February 21, 2000 addressed to
		Joseph Karwat, previously filed as Exhibit 3.31

10.30	(6)	Letter of Intent Amendment by and between USV Telemanagement Inc. and Joseph Karwat
		dated May 1, 2000, previously filed as Exhibit 3.32

10.31	(6)	Letter of Employment Agreement by and between USV Telemanagement Inc. and Joseph
		Karwat dated February 21, 2000, previously filed as Exhibit 3.33

10.32	(6)	Convertible Debenture of Exstream Data, Inc., in favor of holder USV Telemanagement
		Inc., dated March 27, 2000, previously filed as Exhibit 3.34

10.33	(6)	Investment Banking Services Agreement by and between USV Telemanagement Inc. and NC
		Capital Markets, Inc., dated October 13, 1999, previously filed as Exhibit 3.35

10.34	(6)	Finder's Fee Agreement by and between USV Telemanagement Inc. and Rosenblum Partners
		LLC dated February 25, 2000, previously filed as Exhibit 3.36

10.35	(6)	Subscription Agreement by and between USV Telemanagement Inc. and Trafalgar Resources
		LLC dated February 25, 2000, previously filed as Exhibit 3.37

Exhibit No.		Description

10.36	(6)	Consulting Services Agreement by and between USV Telemanagement Inc. and Interven
		Capital Corporation and Mark Smith dated June 1, 2000, previously filed as Exhibit 3.38

10.37	(6)	Consulting Services Agreement by and between USV Telemanagement Inc. and J. Erik
		Mustad dated June 1, 2000, previously filed as Exhibit 3.39

10.38	(7)	Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously
		filed as Exhibit 4.10

10.39	(7)	Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000,
		previously filed as Exhibit 4.11

10.40	(7)	E*Comnetrix Inc. Amended and Restated Stock Option Plan (2000), previously filed as
		Exhibit 4.12

10.41	(8)	Form of Amendment to Stock Option Agreement, dated June 26, 2000

10.42	(8)	Form of Amendment to Stock Option Agreement, dated March 16, 2001

10.43	(8)	Termination of Stock Appreciation Rights Agreement by and between E*Comnetrix Inc.
		and Mark Smith, dated November 7, 2000

10.44	(8)	Employment Agreement by and between E*Comnetrix Inc. and Joseph Karwat, dated August
		7, 2000

10.45	(8)	Form of Bonus Compensation Agreement, dated August 21, 2000

10.46	(8)	Share Exchange Agreement by and between certain shareholders of Exstream Data Inc.
		and E*Comnetrix Inc., dated August 7, 2000

10.47	(8)	Share Exchange Agreement by and between certain shareholders of Moving Bytes, Inc.
		and E*Comnetrix Inc., dated August 7, 2000

10.48	(8)	Escrow Agreement by and between certain shareholders of Exstream Data Inc. and
		E*Comnetrix Inc., dated August 7, 2000

10.49	(8)	Settlement Agreement and Mutual Release by and between William Perell, Cheryl
		Harrison doing business as Harrison Design Group, Extreme Data, Inc., Joseph Karwat,
		Eric Karlson, Robert Dumper and E*Comnetrix Inc., dated January 19, 2001

10.50	(8)	Share Exchange Agreement by and between E*Comnetrix Inc., Exstream Data Inc.,
		Harrison Design Group and William S. Perell, dated January 19, 2001

10.51	(9)	Amendment to Employment Agreement with Mark Smith dated June 2001

10.52	(9)	Employment Agreement with Erik Mustad Employment dated June 2001

10.53	(9)	Lease Agreement related Watergate Property dated June 28, 2001

10.54	(10)	Non-Transferable Share Purchase Warrant issued to Mark M. Smith by E*Comnetrix Inc.
		dated February 25, 2002.

10.55	(10)	Subscription Agreement by and between E*Comnetrix Inc. and Mark Smith dated effective
		as of February 25, 2002.

Exhibit No.		Description

10.56	(10)	Escrow Agreement by and among E*Comnetrix Inc., Mark Smith, and J. Erik Mustad made
		as of March 1, 2002.

21.1	(10)	List of Subsidiaries

99.1		Sarbanes Oxley Section 906 Certification of CEO

99.2		Sarbanes Oxley Section 906 Certification of CFO

_________________

(1)	Previously filed on Form 20-F dated April 20, 1999.
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

The Company filed no current reports on Form 8-K during the quarter ended March 31, 2003.

The Company filed a current report on Form 8-K on April 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOVING BYTES INC. (Registrant)

Date: May 14, 2003	By: /s/ Mark M. Smith Mark M. Smith President, Chief Financial Officer and Director

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

        b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

        b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ J. Erik Mustad J. Erik Mustad, Chief Executive Officer May 14, 2003

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

        b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

        b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Mark Smith Mark Smith, Chief Financial Officer May 14, 2003