Form 10QSB
period 2003-06-30
MOVING BYTES INC
filed 2003-08-14
CIK 1085104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

        State the shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: August 8, 2003: 14,739,691 Common Shares

Traditional Small Business Disclosure Format (Check One): Yes [  ]     No [X]

MOVING BYTES INC.

FORM 10-QSB

TABLE OF CONTENTS

Part I. Interim Financial Information

Item 1.

Consolidated Financial Statements
(Expressed in United States dollars)

MOVING BYTES INC.

Three months ended June 30, 2003 and 2002
Six months ended June 30, 2003 and 2002
(Unaudited)

MOVING BYTES INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

	June 30, 2003	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$ 124,816	$ 284,093
Accounts receivable, less allowance for doubtful	404,618	577,279
accounts of $55,756 (December 31, 2002 - $53,950)
Prepaid expenses	31,272	21,137

Total current assets	560,706	882,509

Equipment (note 4)	430,253	439,646
Other assets	33,252	33,661

Total assets	$ 1,024,211	$ 1,355,816

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 491,765	$ 331,798
Payroll accrued liabilities	21,136	47,973
Commissions payable	40,487	72,803
Telecom taxes payable	49,798	121,104
Current portion of obligation under capital lease
and operating sub-lease	33,963	40,145

Total current liabilities	637,149	613,823

Obligation under capital lease and operating sub-lease (note 5)	75,189	92,658

Stockholders' equity:
Capital stock (note 7)	6,531,683	6,531,683
Additional paid in capital	606,094	606,094
Accumulated deficit	(6,825,904)	(6,488,442)

Total stockholders' equity	311,873	649,335

Total liabilities and stockholders' equity	$ 1,024,211	$ 1,355,816

See accompanying notes to consolidated financial statements.
Future operations (note 2)
Related party transactions (note 8)
Subsequent events (note 12)

MOVING BYTES INC.
Consolidated Statements of Operations and Accumulated Deficit (Unaudited)
(Expressed in United States dollars)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue	$ 940,208	$ 1,184,993	$ 1,938,401	$ 2,374,181

Cost of goods sold:
Transmission and services	436,550	510,737	898,883	993,476
Commissions	60,377	89,218	129,321	166,672
Other	60,510	68,699	125,128	123,077

	557,437	668,654	1,153,332	1,283,225

Gross profit	382,771	516,339	785,069	1,090,956

Expenses:
Amortization/depreciation	21,155	35,306	42,080	69,552
Advertising and promotion	21,280	33,979	20,718	53,509
Bad debt expense (recovery)	2,259	(91,404)	868	(91,404)
Bank charges	5,563	3,769	10,475	6,891
Consulting services (note 8(b)):
Cash and other	79,493	58,610	143,644	115,005
Stock-based non-cash
compensation(note3(c))	--	9,734	--	17,049
Dues and subscriptions	--	115	--	594
Insurance	13,929	11,521	26,793	22,139
Legal and accounting	43,858	66,513	48,041	80,953
Loss on arbitration (note 2(b))	--	--	191,500	--
Loss on disposal of equipment	--	--	--
Loss on operating sub-lease	--	--	--
Miscellaneous	554	36	6,780	582
Office supplies and sundry	5,883	11,757	16,286	16,747
Postage and freight	308	1,032	665	1,580
Rent	28,800	50,396	66,839	98,463
Salaries and benefits:
Cash and other	231,947	279,500	507,366	584,775
Stock-based non-cash
Compensation (note3(c))	--	(89,992)	--	135,513
State franchise tax	--	--	1,600	6,267
Telephone	9,974	5,981	21,319	12,787
Travel and entertainment	8,221	18,784	11,953	28,590
Write-down of goodwill	--	--	--

	473,224	405,637	1,116,927	1,159,592

Earnings (Loss) before undernoted	(90,453)	110,702	(331,858)	(68,636)

Other income (expense):
Interest income	83	1,167	359	2,332
Interest expense	(1,834)	(2,424)	(3,762)	(4,599)
Other income	--	1,940	--	8,956
Other expense	(2,015)	(1,292)	(2,201)	(1,791)
Income taxes	--	--	--	--

	(3,766)	(609)	(5,604)	4,898
Earnings (Loss) for the period	(94,219)	110,093	(337,462)	(63,738)

Accumulated deficit,
beginning of period	(6,731,685)	(5,012,577)	(6,488,442)	(4,838,746)

Accumulated deficit, end of period	$(6,825,904)	$(4,902,484)	$(6,825,904)	$(4,902,484)

Earnings (Loss) per share:
Basic	$ (0.01)	$ 0.01	$ (0.02)	$ (0.01)
Diluted	(0.01)	0.01	(0.02)	(0.01)

Weighted average number of shares
outstanding:
Basic	14,739,691	14,509,645	14,739,691	14,200,138
Diluted	14,739,691	20,624,528	14,739,691	14,200,138

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Cash flow provided by (used in)
operating activities:
Earnings (loss) for the period	$(94,219)	$ 110,093	$(337,462)	$(63,738)
Items not involving cash:
Amortization and depreciation	21,155	35,306	42,080	69,552
Loss on disposal of equipment	--	--	--	--
Loss on disposal of operating sub-lease	--	--	--	--
Stock-based compensation	--	(80,258)	--	152,562
Write-down of goodwill	--	--	--	--
Changes in non-cash operating
working capital:
Accounts receivable	96,804	96,579	172,661	205,411
Prepaid expenses	4,272	16,338	(10,135)	(17,475)
Accounts payable	(48,429)	54,911	159,967	(60,577)
Payroll accrued liabilities	(24,837)	(57,947)	(26,837)	58,564
Commissions payable	20,322	--	(32,316)	(25,000)
Telecom taxes payable	(72,048)	(20,732)	(71,306)	15,357

Cash flow provided by (used in)
operating activities	(96,980)	154,290	(103,348)	334,656
Cash flow provided by (used in)
investing activities:
Purchase of equipment	(1,251)	(13,553)	(31,438)	(50,636)
Acquisition of subsidiary	--	--	--
Other assets	--	--	(840)	--

Cash flow provided by (used in)
investing activities	(1,251)	(13,553)	(32,378)	(50,636)
Cash flow provided by (used in)
financing activities:
Issuance of common shares	--	525	--	50,525
Capital lease obligation payments	(7,815)	(1,479)	(23,651)	(2,881)

Cash flow provided by (used in)
financing activities	(7,815)	(954)	(23,651)	47,644

Increase (decrease) in cash and
cash equivalents	(106,046)	139,783	(159,277)	331,664
Cash and cash equivalents,
beginning of period	230,862	559,749	284,093	367,868

Cash and cash equivalents,
end of period	$ 124,816	$ 699,532	$ 124,816	$ 699,532

Supplementary information:
Interest paid	$ 1,834	$ 2,424	$ 3,762	$ 4,599
Interest received	83	1,167	359	2,332
Income taxes paid	--	--	--
Non cash transactions	--	--	--

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

On July 16, 2002 the Company changed its name from E*Comnetrix Inc. to Moving Bytes Inc.

The consolidated financial statements include the accounts of Moving Bytes and MBI, its wholly owned operating subsidiary at June 30, 2003. All material intercompany balances and transactions have been eliminated on consolidation.

2.	Future operations:

(a)

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company realized a net loss of $94,219 for the three month period ended June 30, 2003 and has an accumulated deficit at June 30, 2003 of $6,825,904. In addition, the Company used $96,980 in cash on operations during the quarter ending June 30, 2003 and had deficit in working capital at June 30, 2003 of $76,443.

(b)

On May 12, 2003, the Company received the final ruling and notice of arbitration award related to the termination of Joseph Karwat. The aggregate award to Mr. Karwat under the arbitrator’s final ruling was $287,204 (the “Final Arbitration Award”). On June 16, 2003, the Company entered into settlement and security agreements (respectively the “Settlement Agreement” and the “Security Agreement”) with Mr. Karwat with respect to payment of the Final Arbitration Award. Under the terms of the Settlement Agreement the Company paid Mr. Karwat $50,000 upon the signing of the agreement, and will pay Mr. Karwat additional sums as follows: prior to September 16, 2003, the greater of a) $30,000 or b) up to $50,000 within 14 days of the receipt of any payment received from the Company’s Employment Practices Liability Insurance (EPLI) carrier; and eighteen equal monthly installments of $12,305.57 beginning July 15, 2003. Under the terms of the Security Agreement the Company granted Mr. Karwat a blanket security interest in all of the Company’s assets including the assets of its wholly owned subsidiary MBI, except as not permitted under the Company’s wholesale carrier contracts with MCI and Qwest Communications. The security interest is to be removed upon final payment of amounts due under the Settlement Agreement. The Security Agreement also provides for Mr. Karwat to be paid $100,000 in the event that MBI should sell its telecommunications assets. The $100,000 would be applied equally to reducing all then outstanding monthly payments set forth under the Settlement Agreement.

The Company has notified its insurance underwriters of the arbitration ruling and has filed a claim under its EPLI policy. On April 26, 2002, the EPLI policy insurer informed the Company that most, if not all, of the award is not a covered claim under the EPLI policy. On July 15, 2003 the EPLI policy insurer advised the Company that it will pay $90,205 representing amounts they believe are subject to coverage under the EPLI policy (note 12(a)). The Company informed the EPLI policy insurer that it intends to file a lawsuit to recover additional amounts the Company believes are due under EPLI policy plus bad faith damages. The Company and the EPLI policy insurer subsequently agreed to mediate the dispute. There can be no assurance that the Company will succeed in recovering any additional amounts. If the Company fails to successfully mediate the claims against the EPLI insurer, the Company intends to commence a lawsuit against the EPLI insurer. There can be no assurance that the Company will successfully mediate its claims or prevail in litigation or that it will be able to fund the legal costs, expense and other fee obligations which may be incurred as result of pursuing actions against its EPLI policy insurer.

2.	Future operations con’t.:

(b)	con’t.

The Company has accrued a loss in prior periods in the amount of $216,500 with respect to the Final Arbitration Award. The Company may not have sufficient cash or working capital to pay amounts as and when due under the Settlement Agreement and to finance current operations. To the extent that any part of the Final Arbitration Award is not a covered claim under the Company’s EPLI policy, there is substantial doubt that the Company will have the ability to carry on as a going concern.

(c)

Notwithstanding the Final Arbitration Award, the ability of the Company to continue as a going concern and to realize the carrying value of its assets is dependent on the Company’s ability to increase its revenue and to reduce its operating costs so that the Company achieves projected operating cash flow. If the Company cannot increase its revenue and reduce its operating costs so that the Company achieves projected operating cash flow the Company will need to raise additional financing or liquidate some or all of its assets.

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

Net earnings (loss) per share has been calculated using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share are computed similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants, if dilutive. Dilutive earnings (loss) per share is the same as basic earnings (loss) per share in all loss periods, since the impact of outstanding options and warrants is anti dilutive. The following securities could potentially dilute basic earnings per share in the future:

	June 30, 2003	June 30, 2002

Options (note 7(d))	4,895,550	5,213,870
Warrants (note 7(c))	1,000,000	1,200,000

3.	Significant accounting policies con’t.:

(c)	Stock based compensation – options:

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

The closing price of the Company’s common stock on June 30, 2003 was $0.10 per share. Since the closing price was the same as the exercise price of the repriced options, the Company recognized no employee non-cash compensation expense for the period ended June 30, 2003. There is a potential for a variable non-cash charge in each reporting period until all of the Company’s repriced stock options are exercised, forfeited or expire.

Under SFAS 148, the Company is now required to report pro forma earnings and related disclosures had the fair value method been used instead of the intrinsic value method.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Earnings (Loss) for
the period, as reported	($ 94,219)	$ 110,093	($337,462)	($ 63,738)

Add:Employee stock-based
compensation expense
(recovery) as reported	$ 0	($ 89,992)	$ 0	$ 135,613

Deduct: Employee stock-based
compensation expense
determined under the fair
value method	($ 9,153)	($ 9,598)	($ 18,305)	($ 36,559)

Pro forma net earnings
(loss) for the period	($103,372)	$ 10,503	($355,767)	$ 35,216

Pro forma - basic
And diluted earnings
(loss) per share	($ 0.01)	$ 0.00	($ 0.02)	($ 0.00)

The weighted average fair value of employee options granted during the six months ended June 30, 2002 was $0.11 and was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 4.5%, no dividends, expected option lives of 2.6 years, and volatility of 312%. No employee options were granted during the six months ended June 30, 2003.

(d)	Goodwill:

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

3.	Significant accounting policies con’t.:

(e)	Cash and cash equivalents:

Cash and cash equivalents are represented by highly liquid investments having terms to maturity of 90 days or less when acquired.

(f)	Equipment and leasehold improvements:

Equipment and leasehold improvements are stated at cost. Amortization is provided on a straight-line basis over the following estimated useful lives:

Asset	Years

Furniture and fixtures	7
Computer and office equipment	5
Test and other equipment	7
Equipment under capital lease	5
Leasehold improvements	5

(g)	Revenue recognition:

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

3.	Significant accounting policies con’t.:

(k)	Reclassifications:

Certain reclassifications of balances have been made to reflect current period classifications.

(l)	Recently adopted accounting standards:

(i)

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (“FIN No. 45”). FIN No. 45 clarifies the requirements of SFAS No 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual period that end after December 15, 2002. The provisions of FIN NO. 45 for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after /December 31, 2002, irrespective of a guarantor’s year-end. The Company has considered the disclosure requirements of FIN No. 45 in the preparation of these consolidated financial statements.

(ii)

In May 2003, the FASB issued SFAS No. 150, Accounting for /certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS NO. 150 is effective for financial instruments entered into or modified after May 31, 20033 and otherwise is effective beginning the Company’s third quarter of 2003.

The adoption of FIN No. 45 did not have a material impact on the Company’s reported financial results. The provisions of SFAS No. 150 are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

4.	Equipment:

June 30, 2003	Cost	Accumulated amortization	Net book value

Furniture and fixtures	$ 54,329	$ 20,287	$ 34,042
Computer and office equipment	259,895	78,840	181,055
Test and other equipment	178,236	17,224	161,012
Equipment under capital lease	45,914	19,131	26,783
Leasehold improvements	44,370	17,009	27,361

	$582,744	$152,491	$430,253

Amortization expense for the six month period ended June 30, 2003 is $42,080 (2002 — $69,552) and amortization of equipment under capital leases is $4,126 (2002 — $2,881).

5.	Obligations under capital lease and sub-lease:

	Operating sub-lease	Capital lease	Total

Year ending December 31:
2003	$12,524	$ 7,082	$ 19,606
2004	25,434	14,163	39,597
2005	25,517	14,163	39,680
2006	15,216	5,902	21,118

Total minimum lease payments	78,691	41,310	120,001
Amount representing interest at 19.33%	--	(10,849)	(10,849)

Present value of net minimum capital lease payments	78,691	30,461	109,152
Current portion of obligation under capital lease	25,575	8,388	33,963

	$53,116	$ 22,073	$ 75,189

Interest for the six months ended June 30, 2003 of $3,514 (2002 — $10,139) relating to capital lease obligations has been included in interest expense.

The operating sub-lease obligation represents the loss on sub-lease of office space which had been recorded in the fourth quarter of 2002.

6.	Goodwill:

Goodwill represented the excess purchase price paid on the acquisition of Exstream Data, Inc. (“EDI”) over the fair value of the net assets acquired. The Company completed its annual impairment test on December 31, 2002 and determined that goodwill was impaired. Based upon the decline in the revenues of the Electronic Media Services business since December 31, 2001, the Company wrote off the remaining balance of goodwill in the amount of $600,000 at December 31, 2002.

7.	Capital stock:

(a)	Authorized:

Unlimited number of common stock, no par value.

10,000,000 class A preferred stock, no par value. No class A preferred shares have been issued as of March 31, 2003.

20,000,000 class B preferred shares, with no par value. No class B preferred shares have been issued as of March 31, 2003.

7.	Capital stock con’t.:

(b)	Issued and fully paid common shares:

	Number of common shares	Common share amount	Additional paid-in capital

Balance, December 31, 2002 and June 30, 2003	14,739,691	$6,531,683	$606,094

Balance, March 31, 2003	14,739,691	$6,531,683	$606,094
Shares issued during the period:
For cash pursuant to private
placements	--	--	--
Options exercised	--	--	--
Stock-based compensation - options	--	--	--

Balance, June 30, 2003	14,739,691	$6,531,683	$606,094

(c)	Private placement:

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

(d)	Stock options:

The Company has stock option plans, which allow the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase up to a maximum of 13,000,000 common shares of the Company. The Moving Bytes Amended and Restated Stock Option Plan 2000, approved by the Company’s shareholders on June 22, 2001, allows for the issuance of 8,000,000 stock options. The Moving Bytes Stock Option Plan 2003, approved by the Company’s shareholders on June 22, 2003 allows for the issuance of 5,000,000 stock options. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The outstanding stock options expire at various dates ranging from September 18, 2003 to June 30, 2008 and vest according to the terms of the Company’s stock option plan as may be amended by the individual stock option agreements.

The following summarizes changes in stock options for the three months ended June 30, 2003 and prior fiscal year reporting periods:

	Three months ended June 30, 2003		Year ended December 31, 2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding, beginning of period	4,977,870	$0.14	5,481,300	$0.25
Granted	--	--	824,020	0.66
Exercised	--	--	(230,250)	0.10
Forfeited	(82,320)	0.38	(1,057,200)	0.37

Outstanding, end of period	4,895,550	$0.14	5,017,870	$0.14

7.	Capital stock con’t.:

The Company has the following stock options outstanding and vested at June 30, 2003:

	Total Number	Total Vested	Price	Expiry

Employees	100,000	100,000	0.10	September 18, 2003
Employees	155,500	155,500	0.10	January 16, 2004
Employees	20,000	20,000	0.10	March 14, 2004
Employees	50,000	50,000	0.10	May 24, 2004
Officers/directors	100,000	100,000	0.10	May 24, 2004
Employees	145,000	145,000	0.10	September 13,2004
Officers/directors	625,000	625,000	0.10	September 29, 2004
Consultants	60,000	60,000	0.30	October 16,2004
Consultants	50,000	50,000	0.50	October 16,2004
Officers/directors	500,000	500,000	0.10	January 25, 2005
Employees	124,300	124,300	0.10	February 25, 2005
Directors	50,000	50,000	0.10	February 25, 2005
Officers/directors	500,000	500,000	0.10	June 26, 2005
Employees	50,000	50,000	0.10	June 26, 2005
Employees	15,750	15,750	0.10	June 29, 2005
Consultants	25,000	25,000	0.30	August 1, 2005
Directors	50,000	50,000	0.30	August 1, 2005
Employees	15,000	15,000	0.30	August 1, 2005
Employees	100,000	100,000	1.00	October 1, 2005
Directors	90,000	90,000	0.50	October 1, 2005
Employees	80,000	80,000	0.10	December 6, 2005
Officers/Directors	240,000	240,000	0.10	December 6, 2005
Officers/Directors	500,000	500,000	0.10	January 25, 2007
Directors	25,000	25,000	0.25	March 22, 2007
Consultants	25,000	25,000	0.25	March 22, 2007
Employees	75,000	75,000	0.25	March 22, 2007
Officers/directors	375,000	375,000	0.10	June 30, 2008
Officers/directors	750,000	750,000	0.10	June 30, 2008

Total	4,895,550	4,895,550

(e)	Repriced options:

On February 25, 2002, the Company’s Board of Directors approved a stock option repricing program for options to purchase a total of 5,281,300 common shares. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price was reduced to $0.10 per share. Holders of 4,510,100 options elected to have their options repriced. At this repricing date, the new exercise price equaled the market price of the Company’s common shares. At June 30, 2003, 4,206,250 repriced stock options remain outstanding. As disclosed in note 3(c), there was no incremental stock-based compensation recognized during the period ended June 30, 2003 for employee awards subject to variable accounting due to repricing transactions.

8.	Related party transactions:

(a)	Payments:

During the period, the Company paid consulting fees of $37,500 (2002 — $45,000) to a company controlled by a director of the Company.

(b)	Consulting Agreements:

(i)

On March 1, 2002, the Company entered into a consulting services agreement with Interven Capital Corporation (“Interven”) for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the “Interven 2002 Agreement”). Pursuant to the Interven 2002 Agreement, as amended, Interven will provide certain services to the Company in consideration of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003, to increase to $15,000 per month beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more. Through June 30, 2003, the Company had not secured gross equity financing of $2,000,000 or more.

The Interven 2002 Agreement will expire December 31, 2003 (the “Initial Term”) and will be automatically renewed for additional one-year terms unless earlier terminated. In the event of termination by the Company during the Initial Term, other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term, payable at a rate of $13,750 per month for the first four months of the Initial term and $12,500 per month (to increase to $15,000 per month if the Company had received gross equity financing of $2,000,000 or more) for the remaining 18 months of the Initial Term.

(ii)

On March 1, 2002, the Company entered into a consulting services agreement with J. Erik Mustad “Mustad”) for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the “Mustad 2002 Agreement”). Pursuant to the Mustad 2002 Agreement, Mustad will provide certain services to the Company in consideration of $6,000 per month through December 31, 2002 and $7,500 per month from January 1, 2003 through December 31, 2003, to increase to $10,000 per month beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more. Through June 30, 2003, the Company had not secured gross equity financing of $2,000,000 or more.

The Mustad 2002 Agreement will expire December 31, 2003 (the “Initial Term”) and will be automatically renewed for additional one-year terms unless earlier terminated. In the event of termination by the Company during the Initial Term other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had the Consultant been engaged for the entire Initial Term, payable at a rate of $6,000 per month for the first ten months of the Initial term and $7,500 per month (to increase to $10,000 per month if the Company had received gross equity financing of $2,000,000 or more) for the remaining 12 months of the Initial Term.

On July 1, 2003 the Company entered into a new consulting services agreement with Mustad which replaced the Mustad 2002 Agreement (note 12(b)).

(c)	Finders Fee Agreement:

On May 28, 2003 the Company entered into a finders fee agreement with The KDW Group, LLC (“KDW”) of Washington, D.C. (the “KDW Agreement”), a company which employs a director of the Company. Under the terms of the KDW Agreement, in the event that KDW should find a buyer for the Company’s telecommunications assets and should the transaction close, the Company would pay to KDW a fee of $50,000 plus 2% of the first $20 million of the gross transaction price plus 1% of the amount above $20 million of the gross transaction price, except if the gross transaction price is below $1 million in which event a flat fee of 5% of the gross transaction price will apply. As of June 30, 2003 the Company had not completed any sale of its telecommunications assets.

9.	Commitments:

(a)	Lease commitments

At June 30, 2003, the Company is committed under operating leases for office premises. Minimum lease payments are as follows:

2003	$ 74,368
2004	151,000
2005	155,000
2006	76,000

Effective March 1, 2003, the Company entered into an agreement to sublease a portion of its office premises that it is committed to under operating leases. Pursuant to this sublease, the Company will charge rent of $16,330 for the balance of fiscal 2003, $33,461 in 2004, $35,222 in 2005 and $20,733 in 2006.

10.	Contingencies:

Finders fee agreement:

The Company entered into a Finders Fee Agreement on June 14, 2002 with Glenara Associates (“Glenara”) of Panama City, Panama (the “Glenara Finder Fee Agreement”), under which the Company would pay to Glenara a fee equal to $2,500 plus five percent (the (“Monetary Finders Fee”) of any proceeds it receives as a result of money raised from a prospective financing by Kalnaes A/S of Oslo, Norway (“Kalnaes”). In addition the Company would issue to Glenara 333,333 shares of its restricted common stock upon receipt of the first $500,000 in financing by Kalnaes and 666,667 shares of its restricted common stock upon receipt of an additional $1,000,000 in financing by Kalnaes.

On October 15, 2002 the Company amended the Glenara Finder Fee Agreement. Under the amended terms the Monetary Finders Fee was limited to the first $15,000,000 in financing received from Kalnaes on the basis of $2,500 plus 1% of any amounts received up to $5,000,000 and 2% of any amounts received in excess of $5,000,000 and up to $15,000,000. Through June 30, 2003 the Company had not completed any financing with Kalnaes.

11.	Segmented information:

The Company operates two business segments:

(a)	telecommunications voice and data services (“Business Communications Services”); and

(b)	electronic document processing and management services (“Electronic Media Services”)

Operating information related to the Company’s material operating segments are as follows:

Three months ended June 30, 2003	Business Communication Services	Corporate	Electronic Media Services	Total

Revenue	$797,491	$ --	$142,717	$ 940,208
Gross profit	272,916	--	109,855	382,771
Amortization/depreciation	5,288	--	15,867	21,155
Segment assets	599,590	124,816	299,805	1,024,211
Expenditures for segment
equipment	--	--	1,251	1,251

11.	Segmented information con’t.:

Three months ended June 30, 2002	Business Communication Services	Corporate	Electronic Media Services	Total

Revenue	$981,893	$ --	$203,100	$1,184,993
Gross profit	364,253	--	152,086	516,339
Amortization	8,826	--	26,480	35,306
Segment assets	689,743	699,532	987,473	2,376,748
Expenditures for segment equipment	3,388	--	10,165	13,553

Six months ended June 30, 2003	Business Communication Services	Corporate	Electronic Media Services	Total

Revenue	$1,631,028	$ --	$307,373	$1,938,401
Gross profit	550,085	--	234,984	785,069
Amortization	10,520	--	31,560	42,080
Segment assets	599,590	124,816	299,805	1,024,211
Expenditures for segment equipment	--	--	31,438	31,438

Six months ended June 30, 2002	Business Communication Services	Corporate	Electronic Media Services	Total

Revenue	$1,969,918	$ --	$404,263	$2,374,181
Gross profit	775,980	--	314,976	1,090,956
Amortization	17,388	--	52,164	69,552
Segment assets	689,743	699,532	987,473	2,376,748
Expenditures for segment equipment	12,659	--	37,977	50,636

The Company operates primarily in the United States through MBI, its US subsidiary. All of the Company’s revenues are generated in the United States. The following table sets out the location of the Company’s assets for the periods presented:

	United States	Canada	Consolidated
June 30, 2003	$ 899,395	$124,816	$1,024,211
December 31 2002	1,071,723	284,093	1,355,816

12.	Subsequent events:

(a)	Arbitration proceeding regarding Joseph Karwat agreement:

On July 15, 2003 the EPLI policy insurer advised the Company that it will pay $90,205 representing amounts they believe are subject to coverage under the EPLI policy. The Company informed the EPLI policy insurer that it intends to file a lawsuit to recover additional amounts the Company believes are due under EPLI policy plus bad faith damages. The Company and the EPLI policy insurer subsequently agreed to mediate the dispute. There can be no assurance that the Company will succeed in recovering any additional amounts. If the Company fails to successfully mediate the claims against the EPLI insurer, the Company intends to commence a lawsuit against the EPLI insurer. There can be no assurance that the Company will successfully mediate its claims or prevail in litigation or that it will be able to pay for the legal costs, expense and fees which may be incurred as result of pursuing actions against its EPLI policy insurer.

(b)	Consulting agreements:

On July 1, 2003 the Company entered into a consulting services agreement with J. Erik Mustad (“Mustad”) which replaced all prior agreement between Mustad and the Company (the “Mustad 2003 Agreement”). Pursuant to the Mustad 2003 Agreement, Mustad will provide certain services to the Company in consideration of $7,500 per month through December 31, 2003 at which time the Mustad 2003 Agreement will expire, except if the Company should receive common stock financing in a minimum gross amount of $500,000 dollars and a commitment to a total common stock financing in a minimum gross amount of $2,000,000 dollars (inclusive of the $500,000 dollars), from sources outside of the United States, on or before December 31, 2003 in which event the Agreement will be extended through December 31, 2004. If the Company should receive a common stock financing in a minimum gross amount of $2,000,000 US dollars, from sources outside of the United States, during the term of the Mustad 2003 Agreement, then the consideration paid to Mustad shall be increased to $10,000 per month beginning in the month in which the financing is received.

In the event of termination by the Company of the Mustad 2003 Agreement other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had Mustad been engaged for the entire remaining term of the Mustad 2003 Agreement at the then current rate of monthly consideration.

Through June 30, 2003 the Company had not completed any financing.

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

The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Registrant’s management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis, the Registrant’s ability to reverse the declining trend in revenue, increased competition and lower overall prices for electronic media and business communications services, changes in the telecommunications industry, and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. These factors include the risk associated with the settlement with Mr. Karwat, the results of the mediation in relation to insurance coverage on the award, and costs and expenses in pursuing such claims. Additional risks and uncertainties that may affect forward-looking statements about the Registrant’s business and prospects include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to capitalize upon access to new markets and services segments, the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in execution of sales and marketing strategy and other factors set forth under “Risk Factors” in the Registrant’s Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission, which could have an immediate and material adverse effect. The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business or to raise additional capital. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. The Company incurred a loss for the quarter ended June 30, 2003 of $94,219, used cash on operations of $96,980 and decreased its cash position to $124,816 at June 30, 2003.

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

The Company recognizes as a charge to income in the consolidated financial statements estimates of losses under pending and threatened litigation where the loss is probable and where the loss can be reasonably estimated. Estimated losses consider all available information, including opinions of external counsel and advisors, and possible insurance coverage. The Company has recognized a loss pursuant to the Karwat matter of $216,500, which is net of $90,205 in expected insurance coverage.

Results of Operations

Three Months and Six Months Ended June 30, 2003 and 2002

Revenue.   Revenue for the three months ended June 30, 2003 (“Q2 2003”) decreased to $940,208 as compared to $1,184,993 for the three month period ended June 30, 2002 (“Q2 2002”). This represents a decrease of $244,785 or 20.7% from Q2 2002 to Q2 2003. Revenue for the six month period ended June 30, 2003 (“YTD 2003”) was $1,938,401 compared to $2,374,181 for the six month period ended June 30, 2002 (“YTD 2002”), a decrease of $435,780 or 18.4%.

The decrease in revenues for Q2 2003 and YTD 2003 resulted primarily from a decrease in demand for the both the Company’s Electronic Media and Business Communications Services. Electronic Media Services accounted for revenues of $142,717 in Q2 2003 compared to $203,100 in Q2 2002, a decrease of $60,383 or 29.7%, and $307,373 YTD 2003 compared to $404,263 YTD 2002, a decrease of $96,890 or 24%. Business Communications Services accounted for revenues of $797,491 in Q2 2003 compared to $981,893 in Q2 2002, a decrease of $104,802 or 18.8%, and $1,631,028 YTD 2003 compared to $1,969,918 YTD 2002, a decrease of $338,890 or 17.2%. Business Communications Services comprised 85% and Electronic Media Services comprised 15%, of total revenue for Q2 2003.

The fall in Electronic Media Services revenue was primarily due to a slow down in customer usage of Electronic Media Services attributable to current economic conditions and the Company’s lack of resources for investment in marketing programs to increase demand for its services. This decrease may be expected to persist for the foreseeable future until such time as current economic conditions improve and the Company has sufficient financial resources to invest in new sales and marketing programs. The fall in Business Communications Services revenue was primarily due to customer attrition and a slow down in customer usage attributable to current economic conditions. The Company does not plan to expand its Business Communications Services business.

The Company is developing new Electronic Media Services applications oriented toward personal document management, sharing and processing in an effort to reduce its dependency on the currently diminished market demand for retail electronic broadcasting services. The Company plans to develop a wholesale application for electronic broadcasting services. If its efforts are successful, the Company anticipates that Electronic Media Services revenues may increase by the fourth quarter of 2003, reversing the Company’s negative revenue growth in Electronic Media Services.

The Company believes that the combined effects of i) current economic conditions, ii) lack of financial resources to invest in sales and marketing programs, iii) downward pressure on pricing in the telecommunications industry, and iv) increased competition, has caused the Company to experience negative revenue growth over the past six months. The Company expects these factors to negatively impact results of operations for the third and fourth quarters of 2003.

Gross Profit and Gross Margin. Gross profit on sales decreased to $382,771 in Q2 2003 from $516,339 in Q2 2002, down $133,568 or 25.9%. Gross margins were 41% of sales in Q2 2003 as compared to 44% in Q2 2002. Gross profits were $785,069 YTD 2003, compared to $1,090,956 YTD 2002, a decrease of $305,887 or 28.0%. In Q2 2003, Business Communications Services gross profits were $272,916 ($364,253 in Q2 2002) accounting for 71% of total gross profits consistent with 71% in Q2 2002. Electronic Media Services gross profits were $109,855 ($152,086 in Q2 2002) accounting for 29% of total gross profits, consistent with 29% in Q2 2002. In Q2 2003, Electronic Media Services gross margins were 77%, as compared to 75% in Q2 2002, and 34% for Business Communications Services, as compared to 37% in Q2 2002.

To the extent that the Company can reverse the current trend and increase its Electronic Media Services revenue, it believes that it can increase its average gross margins.

The Company believes that gross profit margins in both Electronic Media and Business Communications Services may continue to decrease as a result of downward pressure on prices as a result of increased competition. Additionally, the Company’s costs for underlying services may increase due to recent economic events in the telecommunications industry. These trends may have a material adverse effect on the Company’s results of operations and business.

The Company continues to negotiate lower carrier rates with both its carriers MCI and Qwest Communications and in order to increase gross profits has begun a process of moving certain customers from MCI to Qwest Communications where it enjoys lower rates. Despite these measures, during Q2 2003, the Company’s transmission costs increased to 46.4% of revenue or $436,550 (Q2 2002 $510,737) up from 43.1% of revenue during Q2 2002. Transmission costs were $898,883 YTD 2003 or 46.3% of revenue, compared to $993,476 YTD 2002 or 41.8% of revenue.

This increase in transmission costs as a percentage of revenue was primarily due to a drop in Business Communication Services gross profit margins and lower Electronic Media Services revenue. Electronic Media Services currently carries a high percentage of revenue in fixed costs for data lines and access charges. This trend may continue if the Company cannot increase Electronic Media Services revenues to cover fixed carrier costs or if there is continuing retail price pressure for lower retail rates for Business Communication Services. The Company believes that it has negative pricing elasticity in both its Business Communication Services segment and its Electronic Media Services segment. Therefore, any material increase in the Company’s costs for underlying services may have an adverse effect on the Company’s business and results of operations.

Commissions paid fell to $60,377 or 6.4% of revenue in Q2 2003 down from $89,218 in Q2 2002, a decrease from 7.5% of revenue during that period. The decrease occurred due to a fall in Business Communication Services sales. Despite the fact that the Company experienced a decrease in commissions paid as a percentage of revenue during the period, increases in competitors commission offerings to distributors may require the Company to pay higher commissions to induce its distributors to sell its services as opposed to those of its competitors. This in turn may lead to higher commission paid as a percentage of revenue in the future. Commissions paid were $129,321 YTD 2003 or 6.7% of revenue, compared to $166,672 YTD 2002 or 7.0% of revenue.

Other expenses, primarily related to Business Communication Services, including costs of billing and telecommunications usage tax preparation, were $60,510 in Q2 2003 as compared to $68,699 in Q2 2002. Other expenses were $125,128 YTD 2003, compared to $123,077 YTD 2002.

Personnel Expenses. The Company’s total costs for salaries and benefits increased from $189,508 in Q2 2002 to $231,947 in Q2 2003. Salary expenses in Q2 2002 included a reduction of $89,992 in non-cash compensation related to repriced stock options, actual cash salaries during that period were $279,900 (note 3(c)). Salary expenses in Q2 2003 do not include any non-cash items. Cash compensation for salaries and benefits decreased 17.1% from to Q2 2002 to Q2 2003. Including non-cash compensation expense of $135,513 YTD 2002, the Company’s total costs for salaries and benefits decreased to $507,366 YTD 2003 down from $720,688 YTD 2002 or 29.6%. The decreases in cash compensation for salaries resulted from a streamlining of operations and a related reduction in personnel. Despite this, personnel reductions did not fully correspond to the drop in revenue, and cash salaries as a percentage of revenue grew from 23.6% in Q2 2002 to 24.7% in Q2 2003. This reflects the fact that decreases in Electronic Media Services salary expenses could not be reduced sufficiently to match the decrease in Electronic Media Services revenue due to the need to maintain software development and technical staff.

Because the Company’s Electronic Media Services business requires the ongoing development of proprietary software and accompanying systems, the cost of personnel to support this segment relative to its current sales is substantially higher than that of the Business Communication Services segment. The Company believes that it has developed automated systems designed to increase the productivity of its personnel and to reduce dependency on support staff. The Company believes that these automated systems can allow the Company to grow revenue faster than the commensurate growth in personnel costs. To the extent that the Company continues to pursue development of its software and accompanying systems, it will continue to incur personnel related costs which are substantially higher than when it was engaged exclusively in the Business Communication Services segment.

The Company believes that salary and contract services non-cash compensation expenses due to the repricing of stock options will continue to have a material impact on the Company’s results of operations until such time as all repriced stock options have been exercised, terminated or have expired. While the impact of fluctuations in the Company’s stock price on non-cash compensation expenses due to the repricing of stock options cannot be forecasted, to the extent that there is an increase in the Company’s stock price, from reporting period end to reporting period end, there will be a material adverse effect on the Company’s results of operations (note 3(c)).

Legal, Accounting. Legal and accounting expenditures decreased from $66,513 in Q2 2002 to $43,858 in Q2 2003 and decreased from $80,953 YTD 2002 to $48,041 YTD 2003. Expenditures during the period were primarily related to the Company’s Securities and Exchange Commission filings, costs and expenses related to its annual general meeting and to the Karwat matter.

Rent.  Rent decreased to $28,800 in Q2 2003 from $50,396 in Q2 2002 and to $66,839 YTD 2003 down from $98,463 YTD 2002. The Company experienced decreased rent over the comparative periods due to due to a sublet of some of its office space.

Bad Debt Expense (Recovery). During Q2 2003, the Company wrote-down $2,259 in bad debts. Bad debt for YTD 2003 was $868. During Q2 2002 and YTD 2002 the Company recognized $8,596 in bad debts and recovered $100,000 against a provision of $121,103 originally recognized in Q2 2001.

Other General and Administrative Expenses. Other general and administrative costs, excluding salaries and consulting services, legal, accounting and rents, were $65,712 in Q2 2003 down from $86,974 in Q2 2002, a decrease of 24.4%, and were $116,589 YTD 2003 down from $149,686 YTD 2002. These decreases were due to reductions in operating expenditures resulting from strict cost controls and the streamlining of operations in response to revenue decreases. As a percentage of revenue, general and administrative costs for the quarter were 6.9% as compared to 7.3% in the prior year’s quarter. The Company intends to continue to maintain its cost control practices.

Amortization, Depreciation and Loss on Disposal of Equipment. Amortization and depreciation during Q2 2003 was $21,155 down from $35,306 in Q2 2002, and were $42,080 YTD 2003 down from $69,552 YTD 2002. The Company incurred no non-cash losses during the period on the disposal of obsolete equipment.

Net Operating Loss for the Period. Net operating loss during the period was $90,453 for Q2 2003 as compared to as compared to operating income of $110,702 in Q2 2002. Operating loss YTD 2003 was $331,858 as compared to an operating loss of $68,636 YTD 2002. Net operating loss in Q2 2003 included no non-cash items other than amortization and deprecation charges. Operating income in Q2 2002 included $181,396 in non-cash credits. Net operating loss for YTD 2003 includes an accrued loss of $191,500 related to the Final Arbitration Award (note 2(b)). The Company believes that non-cash compensation expenses may continue to have a material impact on reported results from operations.

Net Loss for the Period. Net loss for Q2 2003 was $94,219 compared to a net income of $110,093 in Q2 2002. The loss YTD 2003 was $337,462 as compared to a loss of $63,738 YTD 2002. Net operating loss in Q2 2003 included no non-cash items other than amortization and deprecation charges. Operating income in Q2 2002 included $181,396 in non-cash credits. Net operating loss for YTD 2003 includes an accrued loss of $191,500 related to the Final Arbitration Award (note 2(b)). The Company anticipates that it may continue to incur losses until it can successfully reverse the trend of negative revenue growth in its Electronic Media and Business Communications Services businesses.

The Company had a basic loss of $0.01 per share in Q2 2003 down from income of $0.01 per share in Q2 2002, and a basic loss of $0.02 per share in YTD 2003 down from a loss of $0.01 per share in YTD 2003.

Liquidity and Capital Resources

At June 30, 2003, the Company had negative working capital of $76,443 including cash and equivalent balances of $124,816 down from respective balances of $268,686 in working capital and $284,093 in cash and cash equivalents at December 31, 2002. Working capital fell by 128.5%, or $345,129 and cash and equivalent balances fell by 56.1% or $159,277. The change in working capital, and cash and equivalent balances year-to-date was primarily attributable to the Karwat settlement agreement (note 2(b)) which required the Company to pay $50,000 upon the signing of the settlement agreement and increased payables by $237,203.

Accounts receivable was down from $577,279 at December 31, 2002 to $404,618 at June 30, 2002, or 29.9% largely due to a fall in revenue. Accounts receivable amounts primarily represent amounts due from the previous ninety days sales.

Accounts payable and accrued liabilities increased from $379,771 at December 31, 2002 to $512,901 at the end of Q2 2003. The change in accrued liabilities was primarily due to an accrual of $191,500 related to the Final Arbitration Award (note 2(b)). The Company believes that it is managing its operating short term liabilities commensurate with accounts receivable collections.

The Company has no long term debt obligations other than assets under capital leases. The Company has entered into no derivative financial instrument arrangements to June 30, 2003.

The Company did not receive any funds through the issuance of capital stock during Q2 2003.

The Company currently has no external sources of liquidity.

During Q2 2003, the Company used $101,715 in cash from operations and decreased cash balances by $106,046 and as compared to generating $154,290 in cash flow on operations and increasing cash balances by $139,783 in Q2 2002. YTD 2003 the Company used $108,083 in cash from operations and decreased cash balances by $159,277, compared to generating $334,656 in cash on operations and increasing cash balances by $331,664 in YTD 2002. During Q2 2003, the Company used $50,000 in cash from operations related to payment of the Karwat Settlement Agreement (note 2(b)).

During Q2 2003, the Company’s cash capital expenditures, including capital lease payments, for equipment and software were $9,066. The Company believes that an increase in capital expenditures may be required during the third and fourth quarters of 2003. If required capital expenditures exceed the availability of equipment lease facilities, the Company will be required to raise additional financing or to defer those capital expenditures. Deferring of required capital expenditures may have a material adverse effect on the Company’s business and results of operations.

The consolidated financial statements of the Company have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company will be required to raise additional capital or to liquidate assets to meet its working capital requirements and to discharge its obligations during the next twelve months. The Company incurred a loss for the quarter of $94,219, used cash on operations of $96,980 and decreased its cash position to $124,816 at June 30, 2003.

On June 16, 2003, the Company entered into a Settlement Agreement with Mr., Karwat with respect to payment of the Final Arbitration Award (note 2(b)). Under the terms of the Settlement Agreement, the Company paid Mr. Karwat $50,000 upon the signing of the agreement, and will pay Mr. Karwat additional sums as follows: prior to September 16, 2003, the greater of a) $30,000 or b) up to $50,000 within 14 days of the receipt of any payment received from the Company’s Employment Practices Liability Insurance (EPLI) carrier; and eighteen equal monthly installments of $12,304.57 beginning July 15, 2003. The Company has notified its insurance underwriters of the Final Arbitration Award and has filed a claim under its EPLI policy. On July 15, 2003 the EPLI policy insurer advised the Company that it will pay $90,205 representing amounts they believe are subject to coverage under the EPLI policy (note 12(a)). The Company and its EPLI insurer have agreed to mediate the company claims for additional compensation under the EPLI policy. The Company may not have sufficient cash or working capital to pay the remaining portion of the Settlement Agreement and finance continuing operations absent additional payment by the EPLI insurer, or obtaining additional financing, or liquidating assets.

Excluding payment of the Final Arbitration Award under the Settlement Agreement, the Company believes that its working capital together with cash flow from its operations would be sufficient to fund its cash requirements through the year ended December 31, 2003. There also can be no assurance that the Company’s actual expenditures will not exceed projected expenditures or that the Company will have sufficient revenues from operations to meet its actual expenditure requirements. If the Company is unable to prevail on the claim for full EPLI insurance coverage or raise sufficient financing, there is substantial doubt that the Company will be able to continue as a going concern. The Company is exploring various options for raising additional capital, including equity and debt financing and selling its telecommunications assets. There can be no assurance that the Company will be able to raise any additional financing on acceptable terms if at all, or that it will be able to sell any of its assets.

In addition, the Company will require additional working capital if the Company elects to increase expenditures on the sales and marketing of Electronic Media Services. The failure to meet certain expenditures may cause the Company to default on material obligations and such default may have a material adverse effect on the Company’s business and results of operations.

Business Outlook, Risks and Uncertainties

Sufficiency of Working Capital. The Company does not have sufficient cash or working capital to pay the Settlement Award and there is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. See “Liquidity and Capital Resources.” The Company believes that its working capital together with cash flow from its operations will not be sufficient to fund its cash requirements through the year ended December 31, 2003, unless it is able to successfully raise financing. There can be no assurance that the Company will be able to successfully raise financing. The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

Economic Uncertainties.Current economic slowdown, industry conditions, and the political environment may affect the Company’s future results of operations, which may result in material adverse fluctuation of revenues, expenses and gross margin in future periods. A material decline in the demand for the Company’s products or services will have a material adverse affect on the Company’s results of operations and plan of operations in its fiscal year 2003. The telecommunications industry has experienced a number of bankruptcies, liquidations and consolidations recently that has resulted in downward pressure on the price of stock of telecommunications companies, which may affect the Company’s ability to obtain financing on acceptable terms, if at all. The economic and political uncertainty in the markets and industries that the Company competes makes it difficult to predict the Company’s results for fiscal year 2003.

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

Report on Amendment of Certain Stock Option Expiry Dates. On February 25, 2002, the board of directors amended the expiry dates of certain stock option agreements of certain officers and directors. The following table sets forth the changes in expiry dates:

Group	Number of Options	Prior Expiry Date	New Expiry Date

Officer/Director	375,000	September 29, 2003	June 30, 2008
Officer/Director	750,000	March 10, 2005	June 30, 2008

Item 3.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls over Financial Reporting.  During the most recent fiscal quarter, there have not been any significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings.

On May 12, 2003, the Company received the final ruling and notice of arbitration award related to the termination of Joseph Karwat. The aggregate award to Mr. Karwat under the arbitrator’s final ruling is $287,203.63 (the “Final Arbitration Award”). On June 16, 2003, the Company entered into settlement and security agreements (respectively the “Settlement Agreement” and the “Security Agreement”) with Mr., Karwat with respect to payment of the Final Arbitration Award. Under the terms of the Settlement Agreement the Company paid Mr. Karwat $50,000 upon the signing of the agreement, and will pay Mr. Karwat additional sums as follows: prior to September 16, 2003, the greater of a) $30,000 or b) up to $50,000 within 14 days of the receipt of any payment received from the Company’s Employment Practices Liability Insurance (EPLI) carrier; and eighteen equal monthly installments of $12,304.57 beginning July 15, 2003. Under the terms of the Security Agreement the Company granted Mr. Karwat a blanket security interest in all of the Company’s assets including the assets of its wholly owned subsidiary MBI, except as not permitted under the Company’s wholesale carrier contracts with MCI and Qwest Communications. The security interest is to be removed upon final payment of amounts due under the Settlement Agreement. The Security Agreement also provides for Mr. Karwat to be paid $100,000 in the event that MBI should sell its telecommunications assets. The $100,000 would be applied equally to reducing all then outstanding monthly payments set forth under the Settlement Agreement.

The Company has notified its insurance underwriters of the arbitration ruling and has filed a claim under its EPLI policy. On April 26, 2002, the EPLI policy insurer informed the Company that most, if not all, of the award is not a covered claim under the EPLI policy. On July 15, 2003 the EPLI policy insurer advised the Company that it will pay $90,205 representing amounts they believe are subject to coverage under the EPLI policy (note 12(a)). The Company informed the EPLI policy insurer that it intends to file a lawsuit to recover additional amounts the Company believes are due under EPLI policy plus bad faith damages. The Company and the EPLI policy insurer subsequently agreed to mediate the dispute. There can be no assurance that the Company will succeed in recovering any additional amounts. If the Company fails to successfully mediate the claims against the EPLI insurer, the Company intends to commence a lawsuit against the EPLI insurer. There can be no assurance that the Company will successfully mediate its claims or prevail in litigation or that it will be able to fund the legal costs, expense and other fee obligations which may be incurred as result of pursuing actions against its EPLI policy insurer.

Item 2.   Changes in Securities.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company’s fiscal year 2002 Annual General Meeting of Shareholders was held on June 30, 2003. A total of 9,361,851 common shares of the Company were represented in person or by proxy at the Meeting, consisting of 63.51% of the total number of common shares of the Company outstanding on May 5, 2003, the record date for the Meeting.

Election of Directors.

At the Meeting, all of the following were elected to serve as Directors until the 2003 Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election for Directors:

Nominee	Votes Cast For Nominee	Votes Cast Against	Votes Withheld	Abstentions	Not Voted

J. Erik Mustad	8,346,316	0	409,735	0	605,800
Mark M. Smith	7,280,824	0	1,475,227	0	605,800
James Miller	8,344,466	0	411,585	0	605,800
Stuart Rogers	8,344,466	0	411,585	0	605,800
Ernie Kelly	8,344,466	0	411,585	0	605,800
Thomas Wharton	8,344,466	0	411,585	0	605,800

Appointment of Auditors.

The shareholders ratified the appointment of KPMG LLP, Chartered Accountants as the Company’s Auditors for the fiscal year ending December 31, 2003 and authorization for the directors to fix the remuneration of the auditors. The following table sets forth the information regarding the voting on the proposal:

Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Not Voted
8,746,021	2,714	7,316	0	605,800

Stock Option Plan.

The shareholders approved a resolution to approve the Company’s 2003 Stock Option Plan. The following table sets forth the information regarding the voting on the proposal:

Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Not Voted
3,457,752	1,010,672	5,966	0	4,887,461

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Certificate of Incorporation for Jackpine Mining Co., Inc., dated December 23, 1991,
		previously filed as Exhibit 1.1

3.2	(1)	Form 1 (Section 5) Company Act Memorandum of Jackpine Mining Co., Inc., dated
		December 13, 1991, previously filed as Exhibit 1.2

3.3	(1)	Articles of Jackpine Mining Co., Inc., previously filed as Exhibit 1.3

3.4	(1)	Certificate of name change for USV Telemanagement Inc., dated July 10, 1996,
		previously filed as Exhibit 1.4

Exhibit No.		Description

3.5	(1)	Province of British Columbia Form 21 (Section 371) Company Act Special Resolution
		filed July 10, 1996, previously filed as Exhibit 1.5

10.1	(1)	Share Exchange Agreement among certain shareholders of US Voice Telemanagement, Inc.
		and Jackpine Mining Co., Inc., dated February 1, 1996, as amended February 27, 1996,
		as amended June 29, 1996, previously filed as Exhibit 3.1

10.2	(1)	Form of BC Subscription Agreement for Private Placement, dated 1996, previously filed
		as Exhibit 3.2

10.3	(1)	Escrow Agreement among the Bank of Nova Scotia Trust Company of New York, Jackpine
		Mining Co., Inc. and certain shareholders, dated June 1, 1996, previously filed as
		Exhibit 3.3

10.4	(1)	Form of Telecommunication Service Dealer Agreement by and between USV Telemanagement
		Inc. and certain dealers, previously filed as Exhibit 3.4

10.5	(1)	Office Lease Agreement by and between US Voice Telemanagement, Inc. and Shoreline
		Office Center Limited Partnership, dated February 25, 1994, as amended July 18, 1997,
		previously filed as Exhibit 3.5

10.6	(1)(2)	Service Agreement by and between Digital Communications of America, Inc. and US Voice
		Telemanagement, Inc., dated July 15, 1994, as amended December 16, 1998, previously
		filed as Exhibit 3.6

10.7	(2)(3)	Telecommunication Service Agreement by and between Wiltel, Inc. and US Voice
		Telemanagement, Inc., dated July 15, 1994, as amended December 31, 1998, previously
		filed as Exhibit 3.7

10.8	(1)	Security Agreement by and between US Voice Telemanagement, Inc. and Wiltel, Inc.,
		dated July 20, 1994, previously filed as Exhibit 3.8

10.9		Integrated Internet Access Service Agreement by and between WorldCom Network
		Services, Inc. and US Voice Telemanagement, Inc., dated March 17, 1999, previously
		filed as Exhibit 3.9

10.10	(1)(2)	Telecommunication Service Agreement by and between IXE Long Distance, Inc. and US
		Voice Telemanagement, Inc., dated July 15, 1996, as amended December 31, 1998,
		previously filed as Exhibit 3.10

10.11		Network Resell Services Agreement by and between Alliance Group Services, Inc. and US
		Voice Telemanagement, Inc., effective March 31, 1999, previously filed as Exhibit 3.11

10.12		Commercial Revolving Loan and Security Agreement by and between Alliance Group
		Services, Inc. and USV Telemanagement Inc., effective March 31, 1999, previously
		filed as Exhibit 3.12

10.13	(1)	Consulting Services Agreement by and between J. Erik Mustad and USV Telemanagement
		Inc., dated January 1, 1998, previously filed as Exhibit 3.13

10.14	(1)	Consulting Services Agreement by and between Interven Capital Corporation, Mark Smith
		and USV Telemanagement Inc., dated January 1, 1998, previously filed as Exhibit 3.14

Exhibit No.		Description

10.15	(1)	Subscription Agreement by and between USV Telemanagement Inc. and P.E. Development
		A.S., dated July 3, 1997, previously filed as Exhibit 3.15

10.16	(1)	Nontransferable Share Purchase Warrant of USV Telemanagement Inc. issued to P.E.
		Development A.S., dated July 16, 1997, as amended December 2, 1998, previously filed
		as Exhibit 3.16

10.17	(1)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and J. Erik
		Mustad, dated February 17, 1999, previously filed as Exhibit 3.17

10.18	(1)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Lisa
		Barsocchini, previously filed as Exhibit 3.18

10.19	(4)	USV Telemanagement Inc. Stock Option Plan (1999), previously filed as Exhibit 4.1
10.20	(5)	USV Telemanagement Inc. Amended and Restated Stock Option Plan (2000), previously
		filed as Exhibit 4.7

10.21	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Mark
		Smith, dated March 10, 2000 as amended April 19, 2000, previously filed as Exhibit 4.1

10.22	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Joseph
		Karwat, dated February 8, 2000, as amended April 19, 2000, previously filed as
		Exhibit 4.2

10.23	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and West Oak
		Capital Group, Inc., dated January 25, 2000 as amended April 19, 2000, previously
		filed as Exhibit 4.3

10.24	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Mark
		Smith, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit
		4.4

10.25	(5)	Stock Appreciation Right Agreement by and between USV Telemanagement Inc. and Mark
		Smith, dated March 10, 2000, previously filed as Exhibit 4.5

10.26	(5)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and J. Erik
		Mustad, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit
		4.6

10.27	(5)	Incentive Stock Option Agreement with Trevor Gibbs dated April 19, 2000, previously
		filed as Exhibit 4.8

10.28	(5)	Incentive Stock Option Agreement with Thomas Wharton dated April 19, 2000, previously
		filed as Exhibit 4.9

10.29	(6)	Letter of Intent with Exstream Data, Inc., dated February 21, 2000 addressed to
		Joseph Karwat, previously filed as Exhibit 3.31

10.30	(6)	Letter of Intent Amendment by and between USV Telemanagement Inc. and Joseph Karwat
		dated May 1, 2000, previously filed as Exhibit 3.32

10.31	(6)	Letter of Employment Agreement by and between USV Telemanagement Inc. and Joseph
		Karwat dated February 21, 2000, previously filed as Exhibit 3.33

Exhibit No.		Description

10.32	(6)	Convertible Debenture of Exstream Data, Inc., in favor of holder USV Telemanagement
		Inc., dated March 27, 2000, previously filed as Exhibit 3.34

10.33	(6)	Investment Banking Services Agreement by and between USV Telemanagement Inc. and NC
		Capital Markets, Inc., dated October 13, 1999, previously filed as Exhibit 3.35

10.34	(6)	Finder's Fee Agreement by and between USV Telemanagement Inc. and Rosenblum Partners
		LLC dated February 25, 2000, previously filed as Exhibit 3.36

10.35	(6)	Subscription Agreement by and between USV Telemanagement Inc. and Trafalgar Resources
		LLC dated February 25, 2000, previously filed as Exhibit 3.37
10.36	(6)	Consulting Services Agreement by and between USV Telemanagement Inc. and Interven
		Capital Corporation and Mark Smith dated June 1, 2000, previously filed as Exhibit 3.38

10.37	(6)	Consulting Services Agreement by and between USV Telemanagement Inc. and J. Erik
		Mustad dated June 1, 2000, previously filed as Exhibit 3.39

10.38	(7)	Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously
		filed as Exhibit 4.10

10.39	(7)	Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000,
		previously filed as Exhibit 4.11

10.40	(7)	E*Comnetrix Inc. Amended and Restated Stock Option Plan (2000), previously filed as
		Exhibit 4.12

10.41	(8)	Form of Amendment to Stock Option Agreement, dated June 26, 2000

10.42	(8)	Form of Amendment to Stock Option Agreement, dated March 16, 2001

10.43	(8)	Termination of Stock Appreciation Rights Agreement by and between E*Comnetrix Inc.
		and Mark Smith, dated November 7, 2000

10.44	(8)	Employment Agreement by and between E*Comnetrix Inc. and Joseph Karwat, dated August
		7, 2000

10.45	(8)	Form of Bonus Compensation Agreement, dated August 21, 2000

10.46	(8)	Share Exchange Agreement by and between certain shareholders of Exstream Data Inc.
		and E*Comnetrix Inc., dated August 7, 2000

10.47	(8)	Share Exchange Agreement by and between certain shareholders of Moving Bytes, Inc.
		and E*Comnetrix Inc., dated August 7, 2000

10.48	(8)	Escrow Agreement by and between certain shareholders of Exstream Data Inc. and
		E*Comnetrix Inc., dated August 7, 2000

10.49	(8)	Settlement Agreement and Mutual Release by and between William Perell, Cheryl
		Harrison doing business as Harrison Design Group, Extreme Data, Inc., Joseph Karwat,
		Eric Karlson, Robert Dumper and E*Comnetrix Inc., dated January 19, 2001

10.50	(8)	Share Exchange Agreement by and between E*Comnetrix Inc., Exstream Data Inc.,
		Harrison Design Group and William S. Perell, dated January 19, 2001

Exhibit No.		Description

10.51	(9)	Amendment to Employment Agreement with Mark Smith dated June 2001

10.52	(9)	Employment Agreement with Erik Mustad Employment dated June 2001

10.53	(9)	Lease Agreement related Watergate Property dated June 28, 2001

10.54	(10)	Non-Transferable Share Purchase Warrant issued to Mark M. Smith by E*Comnetrix Inc.
		dated February 25, 2002.

10.55	(10)	Subscription Agreement by and between E*Comnetrix Inc. and Mark Smith dated effective
		as of February 25, 2002.

10.56	(10)	Escrow Agreement by and among E*Comnetrix Inc., Mark Smith, and J. Erik Mustad made
		as of March 1, 2002.

10.57		Settlement Agreement

10.58		Form of Security Agreement

21.1	(10)	List of Subsidiaries

31.1		Sarbanes Oxley Section 302 Certifications of CEO and CFO

32.1		Sarbanes Oxley Section 906 Certifications of CEO and CFO

_________________

(1)	Previously filed on Form 20-F dated April 20, 1999.
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

The Company filed a current report on Form 8-K on June 19, 2003.

Subsequent to June 19, 2003, the Company filed a current report on Form 8-K on July 7, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOVING BYTES INC. (Registrant)

Date: August 13, 2003	By: /s/ Mark M. Smith Mark M. Smith President, Chief Financial Officer and Director