Form 10QSB
period 2003-09-30
MOVING BYTES INC
filed 2003-11-14
CIK 1085104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ________________.

                         Commission File Number: 0-30058


                                MOVING BYTES INC.
        (Exact name of small business issuer as specified in its charter)


             Canada                                      52-2267986
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
     of Incorporation)


             5858 Horton St., Ste. 101, Emeryville, California 94608
                    (Address of Principal Executive Offices)
                                 (510) 985-1033
              (Registrant's Telephone Number, Including Area Code)



              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     State the shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: November 14, 2003: 14,739,691 Common Shares

     Traditional Small Business Disclosure Format (Check One): Yes ___ No X

                                MOVING BYTES INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS



PART I.  INTERIM FINANCIAL INFORMATION                                    PAGE

     Item 1. Consolidated Balance Sheets (Unaudited) .......................1
             September 30, 2003 and December 31, 2002

             Consolidated Statements of Operations and Accumulated
             Deficit (Unaudited) Three and Nine Months Ended
             September 30, 2003 and 2002 ...................................2

             Consolidated Statements of Cash Flows (Unaudited)
             Nine Months Ended September 30, 2003 and 2002 .................3

             Notes to Consolidated Financial Statements (Unaudited) ........4

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations .....................................16

     Item 3. Controls and Procedures .......................................21


  PART II.   OTHER INFORMATION

     Item 1. Legal Proceedings .............................................22

     Item 2. Changes in Securities .........................................23

     Item 3. Defaults Upon Senior Securities ...............................23

     Item 4. Submission of Matters to a Vote of Security Holders ...........23

     Item 5. Other Information .............................................23

     Item 6. Exhibits and Reports on Form 8-K ..............................24

     Signatures ............................................................29

                    Note Regarding Forward Looking Statements

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

The  Registrant  cautions  readers  not to  place  undue  reliance  on any  such forward-looking  statements,  which  speak  only  as  of  the  date  made.  Such forward-looking statements are based on the beliefs and estimates of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis, the Registrant's ability to implement its strategy to develop its electronic media and business communications services business, the Registrant's ability to reverse the declining trend in revenue, increased competition, changes in the regulation of the electronic media and business communications industry, lower overall prices for electronic media and business communications services, changes in the communications industry, the Registrant's ability to continue as a going concern after the disposition of its telecommunications business, and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. These factors include the risk associated the mediation in relation to insurance coverage on the award related to the settlement with Mr. Karwat, costs and expenses in pursuing such claims. Additional risks and uncertainties that may affect forward-looking statements about the Registrant's business and prospects include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to capitalize upon access to new markets and services segments, the possibility that a competitor will develop a more comprehensive solution, delays in market awareness of its products, possible delays in execution of sales and marketing strategy and other factors set forth under "Risk Factors" in the Registrant's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission, which could have an immediate and material adverse effect.

The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                Explanatory Note

On September 1, 2003 the Company entered into an agreement with ComTech21 of Wallingford, CT, to sell its Business Communications Services assets including the customer base, customer contracts and accounts receivable. The Company recorded the results of Discontinued Operations through August 31, 2003 and the agreement closed on September 1, 2003. As the business sold represented a separate component of the Company, discontinued operations accounting applies. As a result, information in this report separates the results of discontinued operations from continuing operations for all periods presented. As such, readers should be aware that information contained in this report will differ significantly from information contained in reports previously filed by the Company with the Securities and Exchange Commission.

                      Part I. Interim Financial Information

Item 1.  Consolidated Financial Statements


MOVING BYTES INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

-----------------------------------------------------------------------------------------------------
                                                                 September  30,         December 31,
                                                                           2003                 2002
-----------------------------------------------------------------------------------------------------
                                                                    (Unaudited)           (Restated
                                                                                          - note 11)
Assets

Current assets:
     Cash and cash equivalents                                     $   376,790          $   284,093
     Accounts receivable, less allowance for doubtful                   55,217              106,788
       accounts of $13,946 (December 31, 2002 - $17,802)
     Prepaid expenses                                                   31,809               16,097
     Proceeds receivable on sale of business (note 11)                 145,588                    -
     Current assets from discontinued operations (note 11)                   -              475,531
-----------------------------------------------------------------------------------------------------
     Total current assets                                              609,404              882,509

Equipment (note 4)                                                     409,041              439,646
Other assets                                                            34,572               33,661
-----------------------------------------------------------------------------------------------------
Total assets                                                       $ 1,053,017          $ 1,355,816
-----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                              $    90,676          $    68,004
     Accrued liabilities                                                46,279               45,973
     Settlement Agreement payable (note 2 (b))                          54,041                    -
     Current liabilities from discontinued operations (note 11)        110,890              459,701
     Current portion of obligation under capital lease
        and operating sub-lease                                         34,087               40,145
-----------------------------------------------------------------------------------------------------
     Total current liabilities                                         335,973              613,823

Obligation under capital lease and operating sub-lease (note 5)         67,150               92,658

Stockholders' equity:
     Capital stock (note 7)                                          6,531,683            6,531,683
     Additional paid-in capital                                        606,094              606,094
     Accumulated deficit                                            (6,487,883)          (6,488,442)
-----------------------------------------------------------------------------------------------------
     Total stockholders' equity                                        649,894              649,335
-----------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                         $ 1,053,017          $ 1,355,816
-----------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.


Future operations (note 2)
Related party transactions (note 8)
Contingencies (note 10)
Subsequent events (note 13)

MOVING BYTES INC.
Consolidated Statements of Operations and Accumulated Deficit (Unaudited) (Expressed in United States dollars)


-----------------------------------------------------------------------------------------------------------------
                                             Three months ended September 30,     Nine months ended September 30,
                                             -------------------------------      -------------------------------
                                                 2003              2002                  2003             2002
-----------------------------------------------------------------------------------------------------------------
                                                              (Restated                              (Restated
                                                              - note 11)                             - note 11)
Revenue                                    $  121,525         $ 143,591             $ 428,897       $  547,854

Cost of goods sold:
     Transmission and services                 28,929            38,750                94,809          111,971
     Commissions                                    -             1,620                 4,763           18,061
     Other                                       (253)            2,741                 2,366            5,942
-----------------------------------------------------------------------------------------------------------------
                                               28,676            43,111               101,938          135,974
-----------------------------------------------------------------------------------------------------------------
Gross profit                                   92,849           100,480               326,959          411,880

Expenses:
     Amortization/depreciation                 21,212            35,411                63,292          104,963
     Advertising and promotion                 15,853            11,928                36,571           59,226
     Bad debt expense (recovery)                 (543)                -                (5,587)         (91,743)
     Bank charges                               5,547             3,251                14,625           10,142
     Communications services                    8,779             6,773                28,283           14,787
     Consulting services:
         Cash and other                        30,134            58,260               166,986          173,265
         Stock-based non-cash
         compensation (notes 3(c) and 7(c))         -           401,692                     -          410,217
     Insurance                                 24,048            15,931                57,581           38,070
     Legal and accounting                      27,272            27,981                75,312          108,201
     Loss on arbitration (note 2(b))                -                 -               191,500                -
     Miscellaneous G&A                          1,986            10,704                20,356           30,115
     Rent                                      38,772            45,465               104,858          143,928
     Salaries and benefits:
         Cash and other                       137,033           233,367               549,946          701,747
         Stock-based non-cash
         compensation (note 3(c))                   -            48,540                     -          116,296
     State franchise tax                            -               949                 7,195            7,216
     Travel and entertainment                   2,308             6,192                12,159           31,231
-----------------------------------------------------------------------------------------------------------------
                                              312,401           906,444             1,323,077        1,857,661
-----------------------------------------------------------------------------------------------------------------
Loss from continuing
  operations before undernoted               (219,552)         (805,964)             (996,118)      (1,445,781)

Other income (expense):
     Interest income                               41             1,252                   400            3,585
     Interest expense                          (2,826)           (1,981)               (6,588)          (6,580)
     Other income                               1,200                 -                 1,200            8,956
     Other expense                            (15,303)             (899)              (10,763)          (2,691)

-----------------------------------------------------------------------------------------------------------------
                                              (16,888)           (1,628)              (15,751)           3,270



See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
Consolidated Statements of Operations and Accumulated Deficit (Unaudited) (Expressed in United States dollars)



-----------------------------------------------------------------------------------------------------------------
                                             Three months ended September 30,     Nine months ended September 30,
                                             -------------------------------      -------------------------------
                                                 2003              2002                  2003             2002
-----------------------------------------------------------------------------------------------------------------
                                                              (Restated                              (Restated
                                                              - note 11)                             - note 11)

Loss from continuing operations                 (236,440)        (807,592)           (1,011,869)     (1,442,511)
-----------------------------------------------------------------------------------------------------------------
Income  from discontinued operations
  of Business Communication Services
  segment (including gain on disposal
 of $555,411)(note 11)                           574,461          234,789             1,012,428         805,972
-----------------------------------------------------------------------------------------------------------------

Income (loss) for the period                     338,021         (572,803)                  559        (636,539)

Accumulated deficit,
   beginning of period                        (6,825,904)      (4,902,482)           (6,488,442)     (4,838,746)
-----------------------------------------------------------------------------------------------------------------
Accumulated deficit, end of period          $ (6,487,883)     $(5,475,285)          $(6,487,883)    $(5,475,285)
-----------------------------------------------------------------------------------------------------------------
Income (loss) per share:

     Continuing operations:
       Basic                                $      (0.02)     $     (0.06)          $     (0.07)    $     (0.10)
       Diluted                                     (0.02)           (0.06)                (0.07)          (0.10)

     Discontinued operations:
       Basic                                $       0.04      $      0.02           $      0.07     $      0.06
       Diluted                                      0.04             0.02                  0.07            0.06
     Net income (loss):
       Basic                                $       0.02      $     (0.04)          $       nil     $     (0.05)
       Diluted                                      0.02            (0.04)                  nil           (0.05)

Weighted average number of shares
    outstanding:
       Basic                                  14,739,691       14,223,746            14,739,691      13,748,622
       Diluted                                14,739,691       14,223,746            14,739,691      13,748,622
-----------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States dollars)




--------------------------------------------------------------------------------------------------
                                                                Nine months ended September 30,
                                                                 2003                 2002
--------------------------------------------------------------------------------------------------
                                                                                    (Restated
                                                                                    - note 11)
Cash flow provided by (used in) operating activities:
     Earnings (loss) for the period                          $       559           $  (636,539)
     Items not involving cash:
        Income from discontinued operations                   (1,012,428)             (805,972)
        Amortization and depreciation                             63,292               104,963
        Loss on disposal of equipment                                  -                     -
        Loss on disposal of operating sub-lease                        -                     -
        Stock-based compensation                                       -               526,513
     Changes in non-cash operating working capital:
        Accounts receivable                                       51,571                71,774
        Prepaid expenses                                         (15,712)                6,184
        Accounts payable                                          22,672               (61,842)
        Accrued liabilities                                          306               (70,545)
        Settlement Agreement payable                              54,041                     -
--------------------------------------------------------------------------------------------------
     Cash flow used in continuing
       operations                                               (835,699)             (865,464)
     Cash flow provided by (used in)
       discontinued operations                                   292,569             1,195,679
--------------------------------------------------------------------------------------------------
     Cash flow provided by (used in)
     operations                                                 (543,130)              330,215
Cash flow provided by (used in)
   investing activities:
     Purchase of equipment                                       (32,687)             (174,143)
     Proceeds on disposal of business (note 11)                  745,580                     -
     Finders fees on disposal of business (note 8(c))            (44,589)                    -
     Other assets                                                   (911)
--------------------------------------------------------------------------------------------------
     Cash flow provided by (used in)
     investing activities                                        667,393               174,143

Cash flow provided by (used in) financing activities:
     Issuance of common shares                                         -                70,525
     Capital lease obligation payments                           (31,566)               (4,441)
--------------------------------------------------------------------------------------------------
     Cash flow provided by (used in)
     financing activities                                        (31,566)               66,084
--------------------------------------------------------------------------------------------------
Increase in cash and                                              92,697               222,156
   cash equivalents
Cash and cash equivalents,
   beginning of period                                           284,093               367,868
--------------------------------------------------------------------------------------------------
Cash and cash equivalents,
   end of period                                             $   376,790           $   590,024
--------------------------------------------------------------------------------------------------
Supplementary information:
   Interest paid                                             $     6,588           $     6,580
   Interest received                                                 400                 3,584
   Income taxes paid                                                   -                     -
--------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)


1.   Operations:

     Moving Bytes Inc. (the "Company" or "Moving Bytes") is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol "MBYTF". The Company, through its wholly owned subsidiary Moving Bytes, Inc. (MBI), sells electronic document processing and management services ("Electronic Media Services"), and telecommunications voice and data services ("Business Communications Services"). On September 1, 2003, the Company sold its Business Communications Services business (note 11).

     The consolidated financial statements include the accounts of Moving Bytes and MBI, its wholly owned operating subsidiary at September 30, 2003. All material intercompany balances and transactions have been eliminated on consolidation.


2.   Future operations:

     (a) These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company realized net income of $338,021 (including $555,411 gain on disposal of Discontinued Operations) and $559 for the three month and nine month periods ended September 30, 2003, losses from Continuing Operations of $236,440 and $1,011,869 for the three and nine month periods ended September 30, 2003, and has an accumulated deficit at September 30, 2003 of $6,487,883. In addition, the Company used $543,130 in cash on Continuing Operations during the nine months ending September 30, 2003 and had positive working capital at September 30, 2003 of $273,431. Subsequent to September 30, 2003, the Company defaulted and received demand notices on certain of its debt repayment obligations (notes 13(b) and (c)).

          The ability of the Company to continue as a going concern and to realize the carrying value of its assets is dependent on the Company's ability to increase its revenue and to reduce its operating costs associated with the Electronic Media Services business so that the Company achieves projected operating cash flow. As discussed in note 11, the Company sold its Business Communications Services business to provide additional funding to repay suppliers and creditors and allow the Company to focus on is Electronic Media Services business. If the Company cannot increase its revenue and reduce its operating costs so that the Company achieves projected operating cash flow, the Company will need to raise additional financing.

          These financial statements do not reflect any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of operations.

     (b) On May 12, 2003, the Company received the final ruling and notice of arbitration award related to the termination of Joseph Karwat ("Karwat") in the amount of $292,953 (the "Final Arbitration Award"). On June 16, 2003, the Company entered into settlement and security agreements (respectively the "Settlement Agreement" and the "Security Agreement") with Karwat with respect to payment of the Final Arbitration Award. Under the terms of the Security Agreement the Company granted Karwat a blanket security interest in all of the Company's assets including the assets of its wholly owned subsidiary MBI. The security interest is to be removed upon final payment of amounts due under the Settlement Agreement.

          The Company has notified its insurance underwriters of the Final Arbitration Award and has filed a claim under its EPLI policy. On April 26, 2002, the EPLI policy insurer informed the Company that most, if not all, of the Final Arbitration Award is not a covered claim under the EPLI policy. On August 11, 2003 the EPLI policy insurer paid the Company $90,205 representing amounts they believe are subject to coverage under the EPLI policy. The Company informed the EPLI policy insurer that it intends to file a lawsuit to recover additional amounts the Company believes are due under EPLI policy plus bad faith damages. The Company and the EPLI policy insurer subsequently agreed to mediate the dispute and have set a date for January 9, 2004. There can be no assurance that the Company will succeed in recovering any additional amounts. If the Company fails to successfully mediate the claims against the EPLI insurer, the Company intends to commence a lawsuit against the EPLI insurer. There can be no assurance that the Company will successfully mediate its claims or prevail in litigation or that it will be able to fund the legal costs, expense and other fee obligations which may be incurred as result of pursuing actions against its EPLI policy insurer.


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

     (b)  Net earnings (loss) per share:

          Net earnings (loss) per share has been calculated using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share are computed similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants, if dilutive. Dilutive earnings (loss) per share is the same as basic earnings
          (loss) per share in all loss periods, since the impact of outstanding options and warrants is anti dilutive. The following securities could potentially dilute basic earnings per share in the future:

          ----------------------------------------------------------------------
                                            September 30,        September 30,
                                                     2003                 2002
          ----------------------------------------------------------------------
          Options (note 7(d))                    4,486,950            5,213,870
          Warrants (note 7(c))                   1,000,000            1,200,000
          ----------------------------------------------------------------------


     (c)  Stock based compensation - options:

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

         The closing price of the Company's common stock on September 30, 2003 was $0.05 per share. Since the closing price was less than the exercise price of the repriced options, the Company recognized no employee non-cash compensation expense for the period ended September 30, 2003. There is a potential for a variable non-cash charge in each reporting period until all of the Company's repriced stock options are exercised, forfeited or expire.

         Under SFAS 148, the Company is now required to report pro forma earnings and related disclosures had the fair value method been used instead of the intrinsic value method.

3.   Significant accounting policies con't.:

     (c)  Stock based compensation - options:

        --------------------------------------------------------------------------------------------------------
                                          Three months ended September 30,      Nine months ended September 30,
        ------------------------------------------------------------------      ------------------------------
                                                2003             2002                 2003              2002
        --------------------------------------------------------------------------------------------------------
         Income (loss) for
         the period, as reported               $ 338,021     $ (572,803)         $     599          $ (636,539)

              Add:Employee stock-based
              compensation expense
               (recovery) as reported                  0         97,080                  0             232,593

              Deduct: Employee stock-based
              compensation expense
              determined under the fair
              value method                        (3,309)       (26,865)           (21,614)            (63,424)
        --------------------------------------------------------------------------------------------------------
              Pro forma net earnings
              (loss) for the period            $ 334,712     $ (502,588)         $ (21,055)         $ (467,370)

              Pro forma - basic and
              diluted earnings
              (loss) per share                 $    0.02     $    (0.04)         $     nil          $    (0.03)
        --------------------------------------------------------------------------------------------------------


          The weighted average fair value of employee options granted during the nine months ended September 30, 2003 was $0.06 (2002 - $0.14)and was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 1.3% (2002 - 4.5%), no dividends, expected option lives of 1.0 years (2002
          2.6 years) , and volatility of 118% (2002 - 312%). 250,000 employee options were granted during the nine months ended September 30, 2003.

     (d)  Goodwill:

          The Company adopted SFAS 142 - "Goodwill and Other Intangible Assets" on January 1, 2002. Under these recommendations, goodwill is no longer amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment step is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying value to measure any the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of the goodwill is determined in a business combination, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the statement of earnings before extraordinary items and discontinued operations. The Company completed its annual impairment test on December 31, 2002 and determined that an impairment charge was required (note 6).

     (e)Cash and cash equivalents:

          Cash and cash equivalents are represented by highly liquid investments having terms to maturity of 90 days or less when acquired.

3.   Significant accounting policies con't.:

     (f)  Equipment and leasehold improvements:

          Equipment and leasehold improvements are stated at cost. Amortization is provided on a straight-line basis over the following estimated useful lives:

         -----------------------------------------------------------
         Asset                                               Years
         -----------------------------------------------------------
         Furniture and fixtures                                  7
         Computer and office equipment                           5
         Test and other equipment                                7
         Equipment under capital lease                           5
         Leasehold improvements                                  5
         -----------------------------------------------------------


     (g)  Revenue recognition:

          Revenue, for Business Communication Services, is recognized and billed monthly to customers based upon customer usage as determined by the Company's telecommunications carriers electronic switching and billing systems.

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

3.   Significant accounting policies con't.:

     (l)  Recently adopted accounting standards:


          (i) In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN No. 45"). FIN No. 45 clarifies the requirements of SFAS No 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual period that end after December 15, 2002. The provisions of FIN NO. 45 for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has considered the disclosure requirements of FIN No. 45 in the preparation of these consolidated financial statements.

          (ii) In May 2003, the FASB issued SFAS No. 150, "Accounting for /certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments issued in the form of shares that are
               mandatorily   redeemable  as  well  as  certain  other  financial
               instruments be classified as liabilities in the financial statements. SFAS NO. 150 is effective for financial instruments entered into or modified after May 31, 20033 and otherwise is effective beginning the Company's third quarter of 2003.

          (iii)FASB interpretation No. 46, "Consolidation of Variable Interest Entities," ("Fin No. 46") applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. As amended it applies in the first fiscal year or interim period beginning after December 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003.

          The adoption of FIN No. 45 and SFAS 150 did not have a material impact on the Company's reported financial results. The adoption of FIN No. 46 is not expected to impact the Company's consolidated financial statements on adoption.


4.   Equipment:

     ---------------------------------------------------------------------------------------------
                                                                Accumulated             Net book
     September 30, 2003                            Cost        amortization                value
     ---------------------------------------------------------------------------------------------
     Furniture and fixtures                  $   54,329        $     22,157         $     32,172
     Computer and office equipment              437,674             110,813              326,861
     Test and other equipment                       457                  79                  378
     Equipment under capital lease               45,914              21,427               24,487
     Leasehold improvements                      44,370              19,227               25,143
     ---------------------------------------------------------------------------------------------
                                             $  582,744        $    173,703         $    409,041
     ---------------------------------------------------------------------------------------------

     Amortization expense for the nine month period ended September 30, 2003 is $56,405 (2002 - $98,076) and amortization of equipment under capital leases is $6,887 (2002 - $6,887).

5.   Obligations under capital lease and sub-lease:

     --------------------------------------------------------------------------------------------------------
                                                                 Operating        Capital
                                                                 sub-lease         lease            Total
     --------------------------------------------------------------------------------------------------------
     Year ending December 31:

     2003                                                       $   6,541         $  3,540        $  10,081
     2004                                                          25,434           14,163           39,597
     2005                                                          25,517           14,163           39,680
     2006                                                          15,216            5,902           21,118
     --------------------------------------------------------------------------------------------------------
     Total minimum lease payments                                  72,708           37,768          110,476
     Amount representing interest at 19.33%                             -           (9,239)          (9,239)
     --------------------------------------------------------------------------------------------------------
     Present value of net minimum capital lease payments           72,708           28,529          101,237
     Current portion of obligation under capital lease             25,238            8,849           34,087
     --------------------------------------------------------------------------------------------------------
     Obligation under capital lease and operating sub-lease     $  47,470         $ 19,680        $  67,150
     --------------------------------------------------------------------------------------------------------


     Interest for the nine months ended September 30, 2003 of $5,123 (2002 - $6,182) relating to capital lease obligations has been included in interest expense.

     The operating sub-lease obligation represents the loss on sub-lease of office space which had been recorded in the fourth quarter of 2002.


6.   Goodwill:

     Goodwill represented the excess purchase price paid on the acquisition of Exstream Data, Inc. ("EDI") over the fair value of the net assets acquired. The Company completed its annual impairment test on December 31, 2002 and determined that goodwill was impaired. Based upon the decline in the revenues of the Electronic Media Services business since December 31, 2001, the Company wrote off the remaining balance of goodwill in the amount of $600,000 at December 31, 2002.


7.   Capital stock:

     (a)  Authorized:

          Unlimited number of common stock, no par value.

          10,000,000 class A preferred stock, no par value. No class A preferred shares have been issued as of March 31, 2003.

          20,000,000 class B preferred shares, with no par value. No class B preferred shares have been issued as of March 31, 2003.

7.   Capital stock con't.:

     (b)  Issued and fully paid common shares:

         --------------------------------------------------------------------------------------------------
                                                      Number of              Common          Additional
                                                  common shares        share amount      paid-in capital
         --------------------------------------------------------------------------------------------------
         Balance, December 31, 2002                  14,739,691       $   6,531,683         $    606,094
         --------------------------------------------------------------------------------------------------
         Balance, June 30, 2003                      14,739,691       $   6,531,683         $    606,094

         Shares issued during the period:
         For cash pursuant to private
               placements                                     -                   -                    -
         Options exercised                                    -                   -                    -
         Stock-based compensation - options                   -                   -                    -
         --------------------------------------------------------------------------------------------------
         Balance, September 30, 2003                 14,739,691       $   6,531,683         $    606,094
         --------------------------------------------------------------------------------------------------


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

     (d)  Stock options:

          The Company has stock option plans, which allow the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase up to a maximum of 13,000,000 common shares of the Company. The Moving Bytes Amended and Restated Stock Option Plan 2000, approved by the Company's shareholders on June 22, 2001, allows for the issuance of 8,000,000 stock options. The Moving Bytes Stock Option Plan 2003, approved by the Company's shareholders on June 22, 2003 allows for the issuance of 5,000,000 stock options. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The outstanding stock options expire at various dates ranging from January 16, 2004 to June 30, 2008 and vest according to the terms of the Company's stock option plan as may be amended by the individual stock option agreements.

          The following summarizes changes in stock options for the three months ended September 30, 2003 and prior fiscal year reporting periods:

         ---------------------------------------------------------------------------------------------------------
                                                  Nine months ended                           Year ended
                                                  September 30, 2003                        December 31, 2002
                                             -----------------------------            ---------------------------
                                                          Weighted average                       Weighted average
                                                 Shares     exercise price             Shares      exercise price
         ---------------------------------------------------------------------------------------------------------
         Outstanding, beginning of period     5,017,870            $ 0.14               5,481,300        $  0.25
         Granted                                250,000              0.10                 824,020           0.66
         Exercised                                    -                 -                (230,250)          0.10
         Forfeited                             (780,920)             0.25              (1,057,200)          0.37
         ---------------------------------------------------------------------------------------------------------
         Outstanding, end of period           4,486,950            $ 0.13               5,017,870         $ 0.14
         ---------------------------------------------------------------------------------------------------------

7.   Capital stock con't.:

     The Company has the following stock options outstanding and vested at September 30, 2003:

         -------------------------------------------------------------------------------------------------
                                         Total             Total
         -------------------------------------------------------------------------------------------------
                                         Number            Vested    Price                        Expiry
         -------------------------------------------------------------------------------------------------
         Employees                      100,000           100,000     0.10              January 16, 2004
         Employees                       20,000            20,000     0.10                March 14, 2004
         Employees                       50,000            50,000     0.10                  May 24, 2004
         Officers/directors             100,000           100,000    0.10                   May 24, 2004
         Employees                       10,000            10,000     0.10             September 13,2004
         Officers/directors             625,000           625,000     0.10            September 29, 2004
         Officers/directors             500,000           500,000     0.10              January 25, 2005
         Employees                       86,200            86,200     0.10             February 25, 2005
         Directors                       25,000            25,000     0.10             February 25, 2005
         Officers/directors             500,000           500,000     0.10                 June 26, 2005
         Employees                       50,000            50,000     0.10                 June 26, 2005
         Employees                       15,750            15,750     0.10                 June 29, 2005
         Directors                      150,000           150,000     0.10                 June 30, 2005
         Directors                       50,000            50,000     0.30                August 1, 2005
         Employees                       15,000            15,000     0.30                August 1, 2005
         Employees                       50,000            50,000     1.00               October 1, 2005
         Directors                       70,000            70,000     0.50               October 1, 2005
         Employees                       80,000            80,000     0.10              December 6, 2005
         Officers/Directors             240,000           240,000     0.10              December 6, 2005
         Officers/Directors             500,000           500,000     0.10              January 25, 2007
         Directors                       25,000            25,000     0.25                March 22, 2007
         Officers/directors             375,000           375,000     0.10                 June 30, 2008
         Officers/directors             750,000           750,000     0.10                 June 30, 2008
         Employee                       100,000           100,000     0.10                 June 30, 2008
         -------------------------------------------------------------------------------------------------
         Total                        4,486,950         4,486,950
         -------------------------------------------------------------------------------------------------

     (e)  Repriced options:

          On February 25, 2002, the Company's Board of Directors approved a stock option repricing program for options to purchase a total of 5,281,300 common shares. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price was reduced to $0.10 per share. Holders of 4,510,100 options elected to have their options repriced. At this repricing date, the new exercise price equaled the market price of the Company's common shares. At September 30, 2003, 3,915,750 repriced stock options remain outstanding. As disclosed in note 3(c), there was no incremental stock-based compensation recognized during the period ended September 30, 2003 for employee awards subject to variable accounting due to repricing transactions.

8.   Related party transactions:

     (a)  Payments:

          During the nine months ended September 30, 2003, the Company paid consulting fees of $112,500 (2002 - $97,500) to a company controlled by a director of the Company.

     (b)  Consulting Agreements:

          (i) On March 1, 2002, the Company entered into a consulting services agreement with Interven Capital Corporation ("Interven") for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the "Interven 2002 Agreement"). Pursuant to the Interven 2002 Agreement, as amended, Interven will provide certain services to the Company in consideration of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003, to increase to $15,000 per month beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more. Through September 30, 2003, the Company had not secured gross equity financing of $2,000,000 or more.

               The Interven 2002 Agreement will expire December 31, 2003 (the "Initial Term") and will be automatically renewed for additional one-year terms unless earlier terminated. In the event of termination by the Company during the Initial Term, other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term, payable at a rate of $13,750 per month for the first four months of the Initial term and $12,500 per month (to increase to $15,000 per month if the Company had received gross equity financing of $2,000,000 or more) for the remaining 18 months of the Initial Term. As of September 30, 2003 the Interven 2002 Agreement had not been terminated.

          (ii) On March 1, 2002, the Company entered into a consulting services agreement with J. Erik Mustad "Mustad") for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the "Mustad 2002 Agreement"). On July 1, 2003 the Company entered into a new consulting services agreement with Mustad which replaced the Mustad 2002 Agreement (the "Mustad 2003 Agreement"). Pursuant to the Mustad 2003 Agreement, Mustad will provide certain services to the Company in consideration of $7,500 per month through December 31, 2003 at which time the Mustad 2003 Agreement will expire, except if the Company should receive common stock financing in a minimum gross amount of $500,000 dollars and a commitment to a total common stock financing in a minimum gross amount of $2,000,000 dollars (inclusive of the $500,000 dollars), from sources outside of the United States, on or before December 31, 2003 in which event the Agreement will be extended through December 31, 2004 with no provision for renewal. If the Company should receive a common stock financing in a minimum gross amount of $2,000,000 US dollars, from sources outside of the United States, during the term of the Mustad 2003 Agreement, then the consideration paid to Mustad shall be increased to $10,000 per month beginning in the month in which the financing is received. In the event of termination by the Company of the Mustad 2003 Agreement other than for cause, the Company must pay to Mustad the full balance of fees which would have been payable to Mustad had Mustad been engaged for the entire remaining term of the Mustad 2003 Agreement at the then current rate of monthly consideration. Through September 30, 2003, the Company had not secured gross equity financing of $500,000 or more

     (c)  Finders Fee Agreement:

          On May 28, 2003 the Company entered into a finders fee agreement with The KDW Group, LLC ("KDW") of Washington, D.C. (the "KDW Agreement"). Under the terms of the KDW Agreement, in the event that KDW should find a buyer for the Company's Business Communications Services' assets and should the transaction close, the Company would pay to KDW a flat fee of 5% of the gross transaction price as and when received. As a result of the sale of its Business Communications Services' assets (note 11) the Company paid KDW, a company which employs a director of the Company, finders fees of $29,550 on September 29, 2003 and $11,218 October 9, 2003. A director of the Company is a consultant to the KDW Group. Amounts owing to KDW at September 30, 2003 have been recorded in accrued liabilities.

9.   Commitments:

     (a)  Lease commitments

          At September 30, 2003, the Company is committed under operating leases for office premises. Minimum lease payments are as follows:

             ---------------------------------------------------------
             2003                                        $     37,254
             2004                                             151,000
             2005                                             155,000
             2006                                              76,000
             ---------------------------------------------------------

          Effective March 1, 2003, the Company entered into an agreement to sublease a portion of its office premises that it is committed to under operating leases. Pursuant to this sublease, the Company will charge rent of $8,165 for the balance of fiscal 2003, $33,461 in 2004, $35,222 in 2005 and $20,733 in 2006.


10.  Contingencies:

     The Company entered into a Finders Fee Agreement on June 14, 2002 with Glenara Associates ("Glenara") of Panama City, Panama (the "Glenara Finder Fee Agreement"), under which the Company would pay to Glenara a fee equal to $2,500 plus five percent (the ("Monetary Finders Fee") of any proceeds it receives as a result of money raised from a prospective financing by Kalnaes A/S of Oslo, Norway ("Kalnaes"). In addition the Company would issue to Glenara 333,333 shares of its restricted common stock upon receipt of the first $500,000 in financing by Kalnaes and 666,667 shares of its restricted common stock upon receipt of an additional $1,000,000 in financing by Kalnaes.

     On October 15, 2002 the Company amended the Glenara Finder Fee Agreement. Under the amended terms the Monetary Finders Fee was limited to the first $15,000,000 in financing received from Kalnaes on the basis of $2,500 plus 1% of any amounts received up to $5,000,000 and 2% of any amounts received in excess of $5,000,000 and up to $15,000,000. Through September 30, 2003 the Company had not completed any financing with Kalnaes.

11.  Sale of the Business

     On September 1, 2003 the Company entered into an agreement with ComTech 21, LLC ("ComTech 21") of Wallingford, CT, to sell its Business Communications Services assets including customer accounts, customer contracts and accounts receivable. Subsequent to the sale, the Company no longer offers long distance telecommunications services. As the business sold represents a component of the Company discontinued operations accounting applies. As a result, balances and operating results directly attributable to Discontinued Operations have been presented separately from Continuing Operations, for all periods presented.

     Total proceeds from the sale included $600,000 in cash consideration for the telecommunications assets, not including accounts receivable, and $291,168 cash consideration for the accounts receivable resulting in a net gain on disposition of $555,411.

     The Company paid $100,000 to secure release of a security lien on its Business Communications Services assets (note 2(b)) and paid $40,768 to the KDW Group of Washington, D.C. as a finders fee. A director of the Company is a consultant to the KDW Group (note 8(c)).

     As of September 30, 2003, the Company had received payments from ComTech 21 totaling $745,580 including $349,180 in cash payments made directly to the Company and $396,400 in payments made by ComTech21 on behalf of the Company to third party suppliers and creditors. At September 30, 2003, $145,588 is due from ComTech 21 relating to this sale transaction. The Company expects to collect the amounts in the fourth quarter of 2003. Of the amounts due at September 30, 2003, $89,121 will be collected in cash by the Company and the remaining $56,457 will be paid to a third party (USAC) on behalf of the Company.

12.  Segmented information:

     (a) The following amounts of revenue, pre-tax profit and gain on disposal are reported for Discontinued Operations in the statement of operations:

         ------------------------------------------------------------------------------------------------
                                               Three months ended                      Nine months ended
                                                      September 30,                        September 30,
         ------------------------------------------------------------------------------------------------
                                               2003              2002              2003             2002
         ------------------------------------------------------------------------------------------------
         Revenue                      $    1,109,665      $   949,728     $   2,740,693    $   2,919,645
         Pre-tax profit                       19,050          234,789           457,017          805,972
         Gain on disposal                    555,411                -           555,411                -
         ------------------------------------------------------------------------------------------------


     (b) The Company operates primarily in the United States through MBI, its US subsidiary. All of the Company's revenues are generated in the United States. The following table sets out the location of the Company's assets for the periods presented:

         -------------------------------------------------------------------------------------------
                                            United States              Canada         Consolidated
         September 30, 2003              $        676,227        $    376,790       $    1,053,017
         December 31 2002                       1,071,723             284,093            1,355,816
         -------------------------------------------------------------------------------------------


13.  Subsequent events:

     (a) Effective November 1, 2003, the Company entered into a property lease amendment with Emery Station Joint Venture, LLC under which the Company was released from its property lease at 5858 Horton St., Emeryville, California in exchange for prepayment of expected rents and operating expenses through December 31, 2003 in the amount of $23,331, forfeiture of both its lease deposit in the amount of $23,406 and an electrical generator carried at zero book value, and a one time payment of $35,500. The amendment eliminates $227,841 in base rents and an estimated $118,562 is operating costs over the remaining 29 months of the lease.

     (b) Effective September 9, 2003 the Company entered into a promissory note with DCA Services, Inc. of Oklahoma City for $12,500 against payment of the final costs under the Company's billing agreement with DCA Services. The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney's fees in the event of any collection action. The Company has defaulted on the note and has received summons in the district court of Oklahoma County, State of Oklahoma to enforce its payment. DCA Services claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney's fees and cost of the suit, and other and further relief as the court may deem just and proper. The Company is evaluating its response to this summons.


     (c) On October 22, 2003 the Company received a demand notice from USAC for unpaid USF charges in the amount of $78,531 (the "USAC Debt"). The demand included an offer for a payment extension plan on the USAC Debt. The Company believes that it cannot qualify for the payment extension plan. As a result the Company must pay the USAC Debt in full by November 21, 2003. If the Company fails to pay the amount claimed due by USAC it may face legal sanctions which include, but are not limited to, the initiation of proceedings to recover the outstanding debt, together with any applicable administrative charges, penalties, and interest pursuant to the provisions of the Debt Collection Act of 1982 and the Debt Collection Improvement Act of 1996, as amended. In the event that proceedings against the Company are initiated, the USAC Debt may be transferred to the Federal Communications Commission and/or the United States Department of Treasury for collection. In this event the United States will charge the Company interest from October 22, 2003 forward, an administrative penalty equal to 18% of the claimed amount due, a penalty of 6% per annum for as long as the USAC Debt remains unpaid, and interest at the published investment rate for Treasury tax and loan accounts. The Company may not have sufficient cash or working capital to pay the USAC Debt. To the extent that any part of the USAC Debt cannot be paid, or if the Company pays the USAC Debt out of operating working capital, there may be a material adverse impact on the Company's results of operations and there will be substantial doubt that the Company will have the ability to carry on as a going concern.

Item 2.   Management's Discussion and Analysis

The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this Quarterly Report on Form 10-QSB (the "Report").

The financial statements of Moving Bytes Inc. (the "Company" or the "Registrant") are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (US GAAP). The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, included elsewhere in this quarterly report.

On September 1, 2003 the Company entered into an agreement with ComTech 21 of Wallingford, CT, to sell its Business Communications Services assets ("Business Communications Services" or "Discontinued Operations") including the customer base, customer contracts and accounts receivable. The Company recorded the results of Discontinued Operations through August 31, 2003 and the agreement closed on September 30, 2003. Information in this report separates the results of Discontinued Operations from Continuing Operations for all periods presented. As such, readers should be aware that information contained in this report will differ significantly from information contained in reports previously filed by the Company with the Securities and Exchange Commission.

Nature of Business

The Company, through its wholly-owned subsidiary Moving Bytes, Inc. ("MBI"), sells electronic document processing and management services ("Electronic Media Services" or "Continuing Operations"). The Company sold its Business
Communications Services assets ("Business Communications Services" or "Discontinued Operations") on September 1, 2003. Subsequent to the sale, the Company no longer offers long distance telecommunications services. As the business sold represents a component of the Company discontinued operations accounting applies. As a result, balances and operating results directly attributable to Discontinued Operations have been presented separately from Continuing Operations, for all periods presented. Except where otherwise noted, the discussion of our financial condition and results of operations represents our Continuing Operations.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business or to raise additional capital. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. The Company earned net income for the three and nine month periods ended September 30, 2003 of $338,021 and $559, earned a net loss from Continuing Operations of $236,440 and $1,011,869 for the three and nine month periods ended September 30, 2003, used cash in Continuing Operations for the nine month period ended September 30, 2003 of $835,699 and increased its cash position to $376,790 at September 30, 2003.

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


Results of Operations

Three Months and Nine Months Ended September 30, 2003 and 2002

Revenue. Revenue for the three months ended September 30, 2003 ("Q3 2003") decreased to $121,525 as compared to $143,591 for the three month period ended September 30, 2002 ("Q3 2002"). This represents a decrease of $22,066 or 15.4% from Q3 2002 to Q3 2003. Revenue for the nine month period ended September 30, 2003 ("YTD 2003") was $428,897 compared to $547,854 for the nine month period ended September 30, 2002 ("YTD 2002"), a decrease of $118,957 or 21.7%. Business Communications Services revenues for the period were recognized through August 31, 2003 and are incorporated in Income from Discontinued Operations. The decrease in revenues for Q3 2003 and YTD 2003 resulted from a decrease in demand for Electronic Media Services. The Company anticipates that 100% of its revenues going forward will be derived from Electronic Media Services.

The decrease in Electronic Media Services revenue was primarily due to a slow down in customer usage of Electronic Media Services attributable to the Company's lack of resources for investment in marketing programs to increase demand for its services. The Company believes it offers competitively featured services at competitive prices, however, decreases in revenue may be expected to persist for the foreseeable future until such time as the Company has sufficient financial resources to invest in new sales and marketing programs. The Company is developing new Electronic Media Services applications oriented toward personal document management, sharing and processing in an effort to reduce its dependency on the currently diminished market demand for retail electronic broadcasting services. Subject to receipt of financing, the Company plans to expand its personal document services and to develop wholesale applications for electronic broadcasting. If its efforts are successful, the Company anticipates that Electronic Media Services revenues may increase in its fiscal year 2004, reversing the Company's negative revenue growth.

The Company believes that the combined effects of i) current economic conditions, ii) lack of financial resources to invest in sales and marketing programs, and iii) increased competition, has caused the Company to experience negative revenue growth over the past nine months. The Company expects these factors to negatively impact results of operations for the fourth quarter of 2003 and fiscal 2004.

Gross Profit and Gross Margin. Gross profit on sales decreased to $92,849 in Q3 f2003 from $100,480 in Q3 2002, down $7,631 or 7.6 %. Gross margins as a percentage of sales increased from 70% in Q3 2002 to 76.4% in Q3 2003 despite the Company's smaller scale, due to increased efficiencies in its processing technologies. The Company expects that current cost cutting measures and additional efficiencies will lead to a further expansion of gross margins, which effect may be further compounded by economies of scale if the Company can grow its revenues.

YTD 2003 gross profit on sales decreased 20.6% to $326,959 as compared to $411,880 in YTD 2002 primarily due to economic conditions in early fiscal 2003 and the Company's lack of financial resources to invest in sales and marketing programs.

The Company believes that gross margins may increase if the Company can lower its costs of sales while maintaining prices at current levels. The Company is currently taking steps to lower its cost of sales. In the event that the Company is required to lower its prices as a result of increased competition this may have a material adverse effect on the Company's results of operations and business.

During Q3 2003, the Company's transmission costs decreased to 23.8% of revenue or $28,929 (Q3 2002 $38,750) down from 27% of revenue during Q3 2002. The Company is taking further steps to decrease transmission costs as a percentage of revenue which should be realized in the first fiscal quarter of 2004. Transmission costs were $94,809 YTD 2003 compared to $111,971 YTD 2002.

Personnel Expenses. The Company's total costs for salaries and benefits decreased from $281,907 in Q3 2002 to $137,033 in Q3 2003. Salary expenses in Q2 2002 included $48,540 in non-cash compensation related to repriced stock options, actual cash salaries during that period were $233,367. Salary expenses in Q3 2003 do not include any non-cash items. Cash compensation for salaries and benefits decreased 41.3% from to Q3 2002 to Q3 2003 far more than the decrease in revenues of 15.4%. Cash compensation for salaries as a percentage of revenue fell to 112.8% in Q3 2003 from 162.5% in Q3 2002. The decreases in cash compensation for salaries as a percentage of revenue resulted from a streamlining of operations and a related reduction in personnel due to the introduction of automated systems designed to increase the productivity of its personnel and to reduce dependency on support staff. Including non-cash compensation expense of $116,296 YTD 2002, the Company's total costs for salaries and benefits decreased to $549,946 YTD 2003 down from $818,043 YTD 2002.

Consulting services expenses during the period were $30,134 down from $459,952 in Q3 2002. Consulting services expenses during Q3 2002 included $401,692 in non-cash compensation. Cash compensation for Q3 2002 was $58,260. . Including non-cash compensation expense of $410,217 YTD 2002, the Company's total costs for consulting services decreased to $166,986 YTD 2003 down from $583,482 YTD 2002.

Because the Company's Electronic Media Services business requires the ongoing development of proprietary software and accompanying systems, the cost of personnel to support this segment relative to its current sales is substantial. The Company believes that it has developed automated systems designed to increase the productivity of its personnel and to reduce dependency on support staff. The Company believes that these automated systems can allow the Company to grow revenue faster than the commensurate growth in personnel costs. To the extent that the Company pursues development of its software and accompanying systems, it may incur personnel related costs which are substantially higher than its revenues.

The Company believes that salary and contract services non-cash compensation expenses due to the repricing of stock options will continue to have a material impact on the Company's results of operations until such time as all repriced stock options have been exercised, terminated or have expired. While the impact of fluctuations in the Company's stock price on non-cash compensation expenses due to the repricing of stock options cannot be forecasted, to the extent that there is an increase in the Company's stock price, from reporting period end to reporting period end, there will be a material adverse effect on the Company's results of operations.

Legal, Accounting. Legal and accounting expenditures decreased from $27,981 in Q3 2002 to $27,272 in Q3 2003 and decreased from $108,201 YTD 2002 to $75,312
YTD 2003.

Rent. Rent decreased to $38,772 in Q3 2003 from $45,465 in Q3 2002 and to $104,858 YTD 2003 down from $143,928 YTD 2002. The Company experienced decreased rent over the comparative periods due to due to a sublet of some of its office space. The Company expects further decreases in rents beginning in its fiscal first quarter 2004.

Bad Debt Expense (Recovery). During Q3 2003, the Company recaptured $543 in bad debts. YTD 2003 the Company recaptured $5,587 in bad debts as compared to the recapture of $91,743 in bad debts in YTD2002. The Company has designed and implemented software systems which cut off access to services at prescribed credit limits to prevent bad debt in its Electronic Media Services business.

Other General and Administrative Expenses. Other general and administrative costs, excluding salaries and consulting services, legal, accounting and rents, were $58,521 in Q3 2003 up from $55,728 in Q3 2002, an increase of 5%, and were $176,770 YTD 2003 up from $190,787 YTD 2002. Increases during the period included some prior period adjustments. The Company intends to continue to maintain its cost control practices relative to its size and future growth strategies.

Amortization, Depreciation and Loss on Disposal of Equipment. Amortization and depreciation during Q3 2003 was $21,212 down from $35,411 in Q3 2002, and were $63,292 YTD 2003 down from $104,963 YTD 2002. The Company incurred no non-cash losses during the period on the disposal of obsolete equipment.

Net Operating Loss for the Period from Continuing Operations. Net operating loss from Continuing Operations was $236,440 for Q2 2003 down from a loss of $807,592 in Q3 2002. Net operating loss in Q3 2003 included no non-cash items other than amortization and deprecation charges. Net operating loss in Q3 2002 included non-cash compensation expenses of $450,232. Net operating loss from Continuing Operations YTD 2003 was $1,011,869 as compared to an operating loss of $1,442,511 YTD 2002. Net operating loss for YTD 2003 includes an accrued loss of $191,500 related to the Final Arbitration Award in the Karwat matter. Net operating loss for YTD 2002 includes $526,513 in non cash compensation expenses. The Company believes that non-cash compensation expenses may continue to have a material impact on reported results from operations.

Net Income for the Period from Discontinued Operations. Net operating income from Discontinued Operations for Q3 2003 was $574,461 as compared to net operating income of $234,789 in Q3 2002. Operating income from Discontinued Operations during the period includes two months of operations ending August 31, 2003 plus net income from the sale of the Company's Business Communications Services assets during the period in the amount of $555,411 less final payments on operating expenses related to winding up Discontinued Operations. Net operating income from Discontinued Operations YTD 2003 was $1,012,428 as compared to an operating income of $805,972 YTD 2002.

Net Income for the Period. Net income for Q3 2003 was $338,021 compared to a net loss of $572,803 in Q3 2002. The net income YTD 2003 was $559 as compared to a loss of $636,539 YTD 2002.

Income (Loss) per Share. Net income per share for Q3 2003 was $0.02 compared to a loss of $0.04 in Q3 2002. Net loss per share from Continuing Operations improved to $0.02 in Q3 2002 down from a loss $0.06 per share in Q3 2002. Net income per share for YTD 2003 was nil compared to a loss of $0.05 in YTD 2002. Net loss per share from Continuing Operations improved to $0.07 in YTD 2003 down from a loss $0.10 per share in YTD 2002.

Liquidity and Capital Resources

At September 30, 2003, the Company had working capital of $273,431 including cash and equivalent balances of $376,790 up from respective balances of $268,686 in working capital and $284,093 in cash and cash equivalents at December 31, 2002. Working capital decreased by 1.8%, or $4,745 and cash and equivalent balances increased by 32.6% or $92,697. The change in working capital, and cash and equivalent balances year-to-date was primarily attributable to an increase from the sale of the Company's Business Communications Services assets and decreases from payments made on the Settlement Agreement.

As of September 30, 2003 the Company has received cash payments from the sale of its Business Communications Services Assets in the amount of $745,550 and the Company expects to receive $145,588 in cash payments during the fourth quarter of 2004. Subsequently, no further cash payments are expected from the sale of the Company's Business Communications Services assets. YTD 2003 the Company has paid $236,914 of the $292,953 due under the Settlement Agreement.

Accounts receivable was down from $106,788 at December 31, 2002 to $55,217 at September 30, 2002, or 48.3%. This largely due to the implementation of stricter credit guidelines and implementation of software systems which cut off access to services at prescribed credit limits. Accounts receivable amounts primarily represent amounts due from the previous ninety days sales.

Accounts  receivable  from  Discontinued  Operations  in the amount of  $145,588 represent monies due and payable to the Company on the sale of its Business Communications Services assets including $89,121 in cash payments and $56,467 in payment to a third party (USAC) on behalf of the Company. The Company expects to receive these amounts in the fourth quarter of 2003.

Current assets from Discontinued Operations fell to zero at the end of the period from $475,531 at December 31, 2002. Current assets from Discontinued Operations consists of accounts receivable.

Accounts payable increased from $68,004 at December 31, 2002 to $90,676 at the end of Q3 2003, up 33.3%. Accrued liabilities increased from $45,973 at December 31, 2002 to $46,279 at the end of Q3 2003, up 0.7%. Accrued liabilities consist of accrued vacation pay plus accrued finders and auditors fees. Settlement Agreement payable represents the unpaid amounts under the Settlement Agreement.

Current liabilities from Discontinued Operations in the amount of $110,890 includes $78,531 due on the USAC Debt and outstanding trade payables related Discontinued Operations. The Company anticipates that $56,467 of the USAC Debt will paid on its behalf related to the sale of its Business Communications Services assets. The Company expects to wind up Discontinued Operations in the fourth quarter of 2003.

The Company has no long term debt obligations other than assets under capital leases. The Company has entered into no derivative financial instrument arrangements to September 30, 2003.

The Company did not receive any funds through the issuance of capital stock during Q3 2003.

The Company currently has no external sources of liquidity.

During the nine month period ending September 30, 2003 the Company used $543,130 in cash from operations which was comprised of $835,699 in cash used in Continuing Operations and $292,569 in cash generated by Discontinued Operations, as compared to generating $330,215 in cash from operations in the period ended September 30, 2002 which was comprised of $865,464 in cash used in Continuing Operations and $1,195,679 in cash generated by Discontinued Operations.

During the nine month period the Company generated $667,393 in cash from investing activities including $745,580 from the disposal of its Business Communications Services assets. The Company expects to receive $145,888 in cash payments during the fourth quarter of 2004, and subsequently, no further cash payments from the sale of the Company's Business Communications Services assets.

During the nine month period the Company increased cash balances by $92,697 as compared to increasing cash balances by $222,156 in the prior year's period. The prior year's period included $70,525 in cash generated from the issuance of common shares. There was no cash generated from the issuance of securities during the period.

On September 1, 2003 the Company entered into an agreement with ComTech21 of Wallingford, CT, to sell its Business Communications Services assets. Total proceeds from the sale included $600,000 in consideration for the telecommunications assets, not including accounts receivable, and $291,168 for the accounts receivable. Accounts receivable were sold at a 10% discount to actual balances which were outstanding less than 90 days at August 31, 2003. As of September 30, 2003 the Company has received cash payments from the sale of its Business Communications Services Assets in the amount of $745,550. YTD 2003 the Company has paid $236,914 of the $292,953 due under the Settlement Agreement.

Related to the transaction the Company paid $100,000 to secure release of a security lien on its Business Communications Services assets and paid $40,768 to the KDW Group of Washington, D.C. as a finders fee.

During Q3 2003, the Company's cash capital expenditures, including capital lease payments, for equipment and software were $1,932. The Company believes that an increase in capital expenditures may be required during the fourth quarter of 2003. If required capital expenditures exceed the availability of equipment lease facilities, the Company will be required to raise additional financing or to defer those capital expenditures. Deferring of required capital expenditures may have a material adverse effect on the Company's business and results of operations.

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


Business Outlook, Risks and Uncertainties

Sufficiency of Working Capital. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. See "Liquidity and Capital Resources." The Company believes that its working capital together with cash flow from its operations will not be sufficient to fund its cash requirements through the year ended December 31, 2004, unless it is able to successfully raise financing. There can be no assurance that the Company will be able to successfully raise financing. The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

In addition, the Company will require additional working capital if the Company elects to increase expenditures on the sales and marketing of Electronic Media Services. The failure to meet certain expenditures may cause the Company to default on material obligations and such default may have a material adverse effect on the Company's business and results of operations.

Economic Uncertainties. Current economic slowdown, industry conditions, and the political environment may affect the Company's future results of operations, which may result in material adverse fluctuation of revenues, expenses and gross margin in future periods. A material decline in the demand for the Company's services will have a material adverse affect on the Company's results of operations and plan of operations in its fiscal year 2003. The economic and political uncertainty in the markets and industries that the Company competes makes it difficult to predict the Company's results for fiscal year 2004.

Auditors Report. The auditors' report on the Company's audited financial statements for the year ended December 31, 2002, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company's ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management's plans.

Long Term Debt. The Company currently has no long-term debt obligations. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. In the event the Company must issue debt obligations outside of the course of its normal operations, the Company's business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.


Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Karwat Litigation

     On May 12, 2003, the Company received the final ruling and notice of arbitration award related to the termination of Joseph Karwat. The aggregate award to Mr. Karwat under the arbitrator's final ruling is $292,953 (the "Final Arbitration Award"). On June 16, 2003, the Company entered into settlement and security agreements (respectively the "Settlement Agreement" and the "Security Agreement") with Mr., Karwat with respect to payment of the Final Arbitration Award. Under the terms of the Settlement Agreement the Company paid Mr. Karwat $50,000 upon the signing of the agreement, and will pay Mr. Karwat additional sums as follows: prior to September 16, 2003, the greater of a) $30,000 or b) up to $50,000 within 14 days of the receipt of any payment received from the Company's Employment Practices Liability Insurance (EPLI) carrier; and eighteen equal monthly installments of $12,305 beginning July 15, 2003. Under the terms of the Security Agreement the Company granted Mr. Karwat a blanket security interest in all of the Company's assets including the assets of its wholly owned subsidiary MBI, except as not permitted under the Company's wholesale carrier contracts with MCI and Qwest Communications. The security interest is to be removed upon final payment of amounts due under the Settlement Agreement. The Security Agreement also provides for Mr. Karwat to be paid $100,000 in the event that MBI should sell its telecommunications assets. The $100,000 would be applied equally to reducing all then outstanding monthly payments set forth under the Settlement Agreement.

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


     DCA Services Litigation

     Effective September 9, 2003 the Company entered into a promissory note with DCA Services, Inc. of Oklahoma City for $12,500 against payment of the final costs under the Company's billing agreement with DCA Services. The promissory note was due October 1, 2003 and included provisions for up payment of up to 4% of the principal amount as a late charge or, plus attorney's fees in the event of any collection action. The Company has defaulted on the note and has received summons in the district court of Oklahoma County, State of Oklahoma to enforce its payment. DCA Services claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney's fees and cost of the suit, and other and further relief as the court may deem just and proper. The Company is evaluating its response to this summons.


     USAC Demand

     On October 22, 2003 the Company received a demand notice from USAC for unpaid USF charges in the amount of $78,531 (the "USAC Debt"). The demand included an offer for a payment extension plan on the USAC Debt. The Company believes that it cannot qualify for the payment extension plan. As a result the Company must pay the USAC Debt in full by November 21, 2003. If the Company fails to pay the amount claimed due by USAC it will face legal sanctions which include, but are not limited to, the initiation of proceedings to recover the outstanding debt, together with any applicable administrative charges, penalties, and interest pursuant to the provisions of the Debt Collection Act of 1982 and the Debt Collection Improvement Act of 1996, as amended. In the event that proceedings against the Company are initiated, the USAC Debt may be transferred to the Federal Communications Commission and/or the United States Department of Treasury for collection. In this event the United States will charge the Company interest from October 22, 2003 forward, an administrative penalty equal to 18% of the claimed amount due, a penalty of 6% per annum for as long as the USAC Debt remains unpaid, and interest at the published investment rate for Treasury tax and loan accounts. The Company may not have sufficient cash or working capital to pay the USAC Debt. To the extent that any part of the USAC Debt cannot be paid, or if the Company pays the USAC Debt out of operating working capital, there may be a material adverse impact on the Company's results of operations and there will be substantial doubt that the Company will have the ability to carry on as a going concern.

Item 2. Changes in Securities.

     Not Applicable.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

     On September 1, 2003 the Company entered into an agreement with ComTech 21, LLC ("ComTech21") of Wallingford, CT, to sell its Business Communications Services assets including customer accounts, customer contracts and accounts receivable. Subsequent to the sale, the Company no longer offers long distance telecommunications services. As the business sold represents a component of the Company discontinued operations accounting applies. As a result balances and operating results directly attributable to Discontinued Operations have been presented separately from Continuing Operations, for all periods presented

     Total proceeds from the sale included $600,000 in cash consideration for the telecommunications assets, not including accounts receivable, and $291,168 cash consideration for the accounts receivable resulting in a net gain on disposition of $555,411.

     The Company paid $100,000 to secure release of a security lien on its Business Communications Services assets (see note 2(b) to the Company's Consolidated Financial Statements) and paid $40,768 to the KDW Group of Washington, D.C. as a finders fee. A director of the Company is a consultant to the KDW Group (see note 8(c) to the Company's Consolidated Financial Statements).

     As of September 30, 2003, the Company had received payments from ComTech21 totaling $745,580 including $349,180 in cash payments made directly to the Company and $396,400 in payments made by ComTech21 on behalf of the Company to third party suppliers and creditors. At September 30, 2003, $145,588 is due from ComTech21 relating to this sale transaction. The Company expects to collect the amounts in the fourth quarter of 2003. Of the amounts due at September 30, 2003, $89,121 will be collected in cash by the Company and the remaining $56,457 will be paid to a third party (USAC) on behalf of the Company.

     ComTech21 also agreed to assume the future liabilities and obligations associated with the ongoing operations related to Business Communications Services.

     The Asset Purchase Agreement contained representations, warranties and covenants customary in asset purchase transactions. ComTech21 is at arms' length to Moving Bytes and the purchase price was negotiated by the parties. ComTech21 is a private company.

     In connection with the disposition of the Business Communications Services assets, Moving Bytes agreed to pay a finder's fee to KDW Group under the terms of a finder's agreement dated May 28, 2003. A director of Moving Bytes is a consultant for KDW Group and will be entitled to a portion of the finder's fee. Moving Bytes anticipates it will incur transaction costs of approximately $50,000 in connection with the disposition of the Business Communications Services assets, including the finders' fee. Moving Bytes will also pay approximately $500,000 in debt in connection with the Business Communications Services assets and its other obligations, including $100,000 owed to Joseph Karwat and approximately $400,000 owed to service providers, sales agents and tax authorities.

     Moving Bytes sold its Business Communications Services assets primarily to meet certain debt obligations and to focus its business on developing its electronic document processing services business. Revenues and gross profit generated by Business Communications Services represented 83% of revenues and 71% and gross profits in the fiscal quarter ended June 30 , 2003 and 84% of revenues and 70% of gross profits year to date through June 30 2003. Moving Bytes anticipates that it will be required to raise additional capital to fund development of its electronic document processing services business. During the fourth quarter of 2003, Moving Bytes intends to assess the viability of continuing its document processing solutions business if financing is unavailable.

     Because the assets sold did not constitute substantially all of the company's assets, no shareholder approval of the sale was required.

     The Company reported the foregoing transaction on Form 8-K filed with the Securities and Exchange Commission on October 2, 2003.


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

Exhibit No.         Description
-----------         -----------
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

Exhibit No.         Description
-----------         -----------

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

10.52(9)            Employment  Agreement with Erik Mustad Employment dated June
                    2001

10.53(9)            Lease Agreement  related  Watergate  Property dated June 28,
                    2001

Exhibit No.         Description
-----------         -----------

10.54(10)           Non-Transferable  Share  Purchase  Warrant issued to Mark M.
                    Smith by E*Comnetrix Inc. dated February 25, 2002.

10.55(10)           Subscription  Agreement by and between  E*Comnetrix Inc. and
                    Mark Smith dated effective as of February 25, 2002.

10.56(10)           Escrow Agreement by and among  E*Comnetrix Inc., Mark Smith, and J. Erik Mustad made as of March 1, 2002.

10.57(11)           Settlement  Agreement  between  Moving Bytes Inc. and Joseph
                    Karwat dated June 16, 2003.

10.58(11)           Security  Agreement  between  Moving  Bytes Inc.  and Joseph
                    Karwat dated June 16, 2003.

10.59(12)           Asset  Purchase  Agreement  dated  September  1, 2003 by and between Com Tech 21, LLC and Moving Bytes, Inc. (previously filed as Exhibit 1)

10.60(12)           Amendment  Agreement to amend the Asset  Purchase  Agreement dated  September 1, 2003 by and between Com Tech 21, LLC and
                    Moving Bytes, Inc. (previously filed as Exhibit 2)

10.61(12)           Amendment  Agreement  dated  September 25, 2003 to amend the
                    Asset Purchase Agreement by and between Com Tech 21, LLC and
                    Moving Bytes, Inc. (previously filed as Exhibit 3)

10.62(12)           Finder's  Agreement  dated May 28,  2003 by and  between KDW
                    Group and Moving Bytes, Inc. (previously filed as Exhibit 4)

21.1(10)            List of Subsidiaries

31.1 Section 302 Certificates of Chief Executive Officer and Chief Financial Officer

32.2 Section 906 Certificates of Chief Executive Officer and Chief Financial Officer

------------------
(1)  Previously filed on Form 20-F dated April 20, 1999.
(2) Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
(3)  Previously filed on Form 20-F/A dated June 4, 1999.
(4)  Previously filed on Form S-8 dated September 8, 1999.
(5)  Previously filed on Form S-8 dated May 31, 2000.
(6)  Previously filed on Form 20-F dated June 12, 2000.
(7)  Previously filed on Form S-8 dated November 16, 2000.
(8)  Previously filed on Form 10-KSB dated May 8, 2001.
(9)  Previously filed on Form 10-QSB dated August 14, 2001.
(10) Previously filed on Form 10-KSB dated March 28, 2002.
(11) Previously filed on Form 10-QSB dated August 14, 2003.
(12) Previously filed on Form 8-K dated October 2, 2003.


     (b)  Reports on Form 8-K.

          The Company filed a current report on Form 8-K on July 7, 2003.

          The Company filed a current report on Form 8-K on October 2, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           MOVING BYTES INC.
                                           (Registrant)


Date:    November 14, 2003                 By: /s/ Mark M. Smith
                                               ---------------------------------
                                               Mark M. Smith
                                               President, Chief Financial
                                                  Officer and Director