Form 10KSB
period 2003-12-31
MOVING BYTES INC
filed 2004-04-14
CIK 1085104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: December 31, 2003

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

        2000 Powell St. Ste. 1205
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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     State the issuer's revenue for its most recent fiscal year: $533,627

     State the aggregate market value of voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of a specified date within the past 60 days: $25,867 as of March 15, 2004 based on the average bid and asked price of $0.002 per share as quoted on the National Association of Securities Dealer over the counter bulletin board.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 14,739,691 common shares issued and outstanding as of March 15, 2004.

     Documents Incorporated by Reference:

     None

                                TABLE OF CONTENTS


PART I............................................................................................................1
   ITEM 1. DESCRIPTION OF BUSINESS................................................................................2
   ITEM 2.  DESCRIPTION OF PROPERTY..............................................................................10
   ITEM 3. LEGAL PROCEEDINGS.....................................................................................10
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................11

PART II..........................................................................................................11
   ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.......................................11
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................................................12
   ITEM 7. FINANCIAL STATEMENTS..................................................................................22
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................45

PART III.........................................................................................................45
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT. ........................................................................................45
   ITEM 10. EXECUTIVE COMPENSATION...............................................................................48
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......53
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................54
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................................................55
   ITEM 14. CONTROLS AND PROCEDURES..............................................................................59
   ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................................................59

PART I

Note Regarding Forward-Looking Statements

     Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's limited operating history; the Company's termination of its business operations; the Company's immediate need for additional capital to continue as a going concern; the Company's inability to meet its current and long-term debt obligations and contractual obligations; the Company's current lack of a business strategy or plan; the price of the Company's common shares and the lack of a trading market for such shares; risk related to litigation; competition, ; dependency on effective information systems, dependency on key personnel and other risks associated with companies in the development stage. See "Description of Business - Risk Factors." Such statements are included, among other places, in this document under the headings "Description of Business," "Description of Property", "Management's Discussion and Analysis." And other sections of this report.

     The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

ITEM 1. DESCRIPTION OF BUSINESS.

     HISTORY OF THE COMPANY

     Moving Bytes Inc. (the "Company" or "Registrant" or "Moving Bytes") is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol "MBYTF".

     The Company was incorporated under the Company Act of British Columbia, Canada, on December 23, 1991, under the name "Jackpine Mining Co. Inc." The Company's common shares listed for trading on the Vancouver Stock Exchange (now known as the TSX Venture Exchange) ("VSE") under the symbol "UVT" on December 20, 1993 and delisted from the VSE on January 31, 2000. The Company's common shares have been quoted on the NASD Over the Counter Bulletin Board since September 7, 1999, first, under the symbol "YDSLF", under the symbol "ECNXF" from June 20, 2000 through July 31, 2002 and under the symbol "MBYTF" from July 31, 2002 to the present.

     On July 16, 2000, the Company continued under the Canada Business Corporations Act and changed its name to E*Comnetrix Inc.

     On July 24, 2002 the Company changed its name to Moving Bytes Inc.

     On September 15, 2000, the Company acquired 90.28% of the common capital stock of Exstream Data, Inc. ("EDI"), a California corporation, in a share exchange transaction. As a result of the transaction, the Company issued 2,703,036 common shares and assumed 199,515 share purchase options with exercise prices ranging from $0.48 to $1.00. The Company consolidated the accounts of EDI in its financial statements and information subsequent to September 15, 2000. On January 19, 2001, the Company purchased the 9.72% it had not previously purchased by issuing 291,128 restricted common shares, bringing the Company's interest in EDI to 100%.

     On September 15, 2000, the Company acquired 89.5% of the common capital stock of MovingBytes.com Inc. ("MBCI"), a Nevada corporation, in a cash purchase transaction for $511. The Company consolidated the accounts of MBCI in its financial reports subsequent to September 15, 2000. In December 2000, the Company wound up and dissolved MBCI.

     On  September  19,  2000,  the  Company   formed  Moving  Bytes   Broadband
Corporation ("MBI"), a Nevada Corporation, and Layer 427, Inc. ("L427"), a Nevada Corporation.

     On March 31, 2001, the Company merged USV Telemanagement Inc., a California corporation and wholly-owned subsidiary of the Company, and MBI. There were no material financial effects as a result of the merger.

     On August 20, 2001, the Company renamed MBI to Moving Bytes, Inc.

     On September 30, 2001 the Company wound up and dissolved L427. During the year ending December 31, 2001, L427 had no revenues, profits or material losses.

     On September 30, 2001 the Company merged EDI and MBI, with MBI remaining as the surviving company and as the Company's sole subsidiary.

     On February 27, 2004, MBI terminated its Electronic Media Service business operations. Neither the Company nor any of its subsidiaries has any business operations as of the date of this report. The Company's management is currently exploring business and capital raising opportunities, although no arrangements or agreements exists at the date of this report. The Company requires additional financing to meet its current and long-term obligations. The Company's ability to continue as a going concern is uncertain.

     Neither the Company nor any of its subsidiaries have been involved in any bankruptcy, receivership or other similar proceeding.

BUSINESS OF THE COMPANY

     The Company, through its wholly-owned subsidiary MBI, sells electronic document processing and management services ("Electronic Media Services"), and telecommunications voice and data services ("Business

Communications Services"). On September 1, 2003, MBI sold its Business Communications Services assets. On February 27, 2004 MBI closed its Electronic Media Services business. See "Risk Factors - Closure of Electronic Media Services Business and "Material Agreements - Sale of Business Communications Services Assets."

Electronic Media Services

     Overview

     Since 1989 and through February 27, 2004, MBI provided, as an applications service provider, outsourced e-mail and fax centric electronic document delivery services to organizations of all sizes. MBI revenue from these services in 2003 was $533,627 (2002 - $711,162).

     MBI's revenue mix in Electronic Media Services was derived from fax, e-mail and image based document processing and is generally based on usage. In addition, some of MBI's services contain fixed monthly fees which may be in addition to usage fees. Cost of services consists primarily of the cost of long distance transmission, internet access and other telecommunications related charges.

     On February 27, 2004, MBI terminated its Electronic Media Service business operations. Neither the Company nor any of its subsidiaries has any business operations as of the date of this report.

     Electronic Media Services Business Strategy

     Until the closure of MBI's Electronic Media Services business, MBI provided highly scalable, feature rich document processing and management services on an outsourced basis, e-mail and fax broadcast services and other services adjunct to electronic document receipt and delivery. Although MBI had a fourteen year operating history in Electronic Media Services, MBI was not able to provide those services profitably or with technical consistency.

     Electronic Media Services Operations

     MBI's network services are provided by one or more independent companies, which provide switching and network services to MBI. These services were required to be operational twenty-four (24) hours a day, seven (7) days a week and must be available to MBI on a cost-effective basis. MBI was not able to maintain its operations profitably.

     On February 27, 2004 MBI closed its Electronic Media Services business. Lack of sufficient financing led to staff reductions which resulted in both a deterioration of service quality and a lack of technical support. This resulted in customer attrition and a reduction in revenue and gross profits, further deteriorating MBI's operations and its ability support the Electronic Media Services business. MBI had insufficient financial resources to spend on marketing programs sufficient to grow revenues commensurate with the level of customer attrition. MBI does not intend to resume it Electronic Media Services business in the future. MBI believes that there is little or no value with respect to its assets associated with the Electronic Media Service business. See "Risk Factors - Closure of Electronic Media Services Business."

     MBI built a proprietary, high-throughput, multi-threaded delivery engine for e-mail and fax delivery, giving clients confidence that their messages will be delivered in a timely manner. MBI had maintained a proprietary 24 x 7 network operations center located in Emeryville, California. MBI experienced technical problems that led to significant client attrition during the first quarter of 2004. MBI's Chief Technical Officer resigned in February 2004, an individual upon whom MBI was dependent to sustain the operability of MBI's systems.

     MBI experiences a timing gap in its billing and collection cycle arising from its obligations to pay underlying carriers from fifteen to thirty days prior to when MBI's clients pay for those services delivered by MBI. MBI believes that it will be able to collect only a small percentage of its accounts receivable at February 27, 2004. MBI believes that it may not be able to pay its underlying carriers for amounts due for services provided through February 27, 2004. See "Risk Factors - Future Operations and Going Concern" and "Risk Factors
- Closure of Electronic Media Services Business" and "Risk Factors - Focal Agreement."

     MBI had entered into carrier services  contracts with Focal  Communications
and  Qwest   Communications.   See  "Material  Agreements  -  Telecommunications
Agreements."

Business Communications Services

     Overview

     Until the sale of MBI's Business Communications Services assets, MBI purchased underlying services on a wholesale basis, and resold them to end users at retail prices typically below those of its major competitors, which include AT&T, MCI/WorldCom, Qwest Communications, and Sprint (the "Carriers"). MBI primarily sold its services through independent "interconnect" companies that sell, lease, install and service telephone and other telecommunications equipment to end users. See "Material Agreements - Sale of Business Communications Services Assets."

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

     Business Communications Services Business Strategy

     MBI targeted end-users constituting small-to-medium sized businesses.

     MBI's basic marketing strategy had been to build and maintain a network of independent interconnect companies through which MBI can sell and market its services to end-users.

     Business Communications Services Operations

     MBI's underlying services were provided by one or more third party providers, whom provide switching, network and billing services to MBI. These services must be operational twenty-four (24) hours a day, seven (7) days a week and must be available to MBI on a cost-effective basis.

     MBI contracted with such third parties to provide network transmission and therefore has not needed to commit, and does not anticipate committing, capital for its own network and transmission facilities. As a result, MBI believes its ability to expand is not limited by capacity, geographic coverage or configuration of a particular provider's network.

     MBI had entered into carrier services contracts with MCI/WorldCom, Global Crossing and Qwest Communications. See "Material Agreements - Telecommunications Agreements."

     MBI Business Communications Services

     MBI's Business Communications Services consisted of traditional 1+ and 800 (toll free) telecommunications services, data and frame relay services and audio conferencing. Business Communications Services are anticipated to be fully developed by third parties and re-sold by MBI.

     On September 1, 2003, MBI sold its Business Communications Services assets. Neither the Company nor any of its subsidiaries has any business operations as of the date of this report.

Personnel

     As of March 15, 2004, the Company had no full-time personnel and two (2) officers and MBI had no personnel and one (1) officer.

Trademarks

     The brand name "Moving Bytes" and "Ecommunicate to the World" are registered trademarks of MBI in the United States. Because MBI no longer offers services the registered trademarks may have little or no value and may not be enforceable. There can be no assurance that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.

Material Agreements

     Telecommunication Agreements

     MBI has entered into the following telecommunications service agreements :

     MCI/WorldCom effective July 15, 1994, as amended December 31, 1998 (the "MCI/WorldCom Agreement"), with a term expiring December 31, 2001. This agreement was assumed by Comtech21, LLC. See "Material Agreements - Sale of Business Communications Services Assets."

     Qwest Communications Corporation ("Qwest") effective May 1, 2002 and June 5, 2001 (the "Qwest Agreement"), as amended on October 1, 2002 with terms expiring May 1, 2003 and June 5, 2003 respectively, and continuing on a month to month basis thereafter. Under the terms of the Qwest Agreements, Qwest will provide MBI with switched and dedicated telecommunications, Internet access and data services at specified rates. There are no minimum purchase requirements and the Qwest Agreement is generally terminable by either party on a thirty day advance notice to the other party. Effective with the closure of the its Electronic Media Services business MBI no longer uses the service of Qwest. MBI believes that net of current invoices it is due a refund from Qwest in an amount still to be determined.

     Focal Communications ("Focal") effective April 2, 2002 (the "Focal Agreement") expiring April 2, 2003, and continuing on a year to year basis thereafter. Under the terms of the Focal Agreement, Focal will provide MBI with local access services at specified rates. On October 30, 2003 MBI entered into term purchase orders with Focal under which MBI became obligated for minimum payments of $3,767 per month through October 30, 2005 and payments of $350 per month on a month to month basis. MBI has defaulted on payments to Focal. Focal has engaged a collection agent to enforce payment under the agreement claiming MBI owes Focal $133,198 including interest and collection costs. Excess amounts claimed of $129,502 over amount recorded in accounts payable in 2004 will be recorded as a loss on service agreement in the consolidated statement of operations in 2004. See "Risk Factors - Focal Agreement."

     Global Crossing ("Global") effective November 21, 2002 (the "Global Agreement") expiring and continuing on a year to year basis thereafter. Under the terms of the Global Agreement, Global will provide MBI with switched and dedicated telecommunications, Internet access and data services at specified rates. There are no minimum purchase requirements and the Global Agreement is generally terminable by either party on a ninety day advance notice to the other party prior to the end of then current term. MBI's obligations under the Global Agreement were assumed by Comtech21, LLC on September 1, 2003. MBI continues to dispute amounts claimed due Global by MBI for services and events which occurred after September 1, 2003. See "Material Agreements - Sale of Business Communications Services Assets."

     Digital Communications of America, Inc. ("DCA") effective July 15, 1994, and amended effective December16, 1998, with a term expiring April 15, 1999, automatically renewed for additional one hundred and twenty (120) day periods unless either party gives notice prior to the end of the then current term (the "DCA Agreement"). Effective September 9, 2003 MBI entered into a promissory note with DCA for $12,500 against payment of the final costs under MBI's billing agreement with DCA. The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney's fees in the event of any collection action. MBI defaulted on the note and on March 4, 2004 DCA filed a lawsuit against MBI the district court of Oklahoma County, State of Oklahoma to enforce its payment. DCA claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney's fees and cost of the suit, and other and further relief as the court may deem just and proper. As of March 15, 2004 MBI had not responded to the complaint. MBI does not have sufficient funds to respond to the claim and believes that DCA will receive a default judgment against MBI. See "Legal Proceedings - DCA Judgment" and "Risk Factors - DCA Judgment."

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

     Karwat Agreements

     The Company entered into an employment agreement dated August 7, 2000, with Joseph Karwat ("Karwat"), which was terminated for cause by the board of directors on January 29, 2002. The agreement provided that in the event of an involuntary termination by the Company without cause, including constructive dismissal, the Company would be required to pay to Karwat a single lump sum severance payment of $150,000. Under the terms of the agreement the Company and Mr. Karwat entered into an arbitration proceeding regarding a dispute of amounts due Karwat under the employment agreement.

     On May 12, 2003, the Company received the final ruling and notice of arbitration award related to the termination of Karwat. The aggregate award to Karwat under the arbitrator's final ruling is $292,953 (the "Final Arbitration Award"). On June 16, 2003, the Company and MBI, jointly and severally, entered into settlement and security agreements (respectively the "Settlement Agreement" and the "Security Agreement") with Karwat with respect to payment of the Final Arbitration Award. Under the terms of the Settlement Agreement, and through March 15, 2004, the Company paid Karwat a total of $261,122 consisting of $50,000 upon the signing of the agreement, $50,000 from sums received from the Company's Employment Practices Liability Insurance (EPLI) carrier; $100,000 received from Comtech21 on the sale of MBI's Business Communications Services assets and cash payments of $61,122. The Company is obligated to make nine additional payments of $4,034 each, once each month through December 15, 2004. There can be no guarantee that the Company will have sufficient funds to make any or all of the remaining payments to Karwat. See "Risk Factors - Karwat Agreements."

     Under the terms of the Security Agreement the Company granted Karwat a blanket security interest in all of the Company's assets including the assets of its wholly owned subsidiary MBI. See "Risk Factors - Karwat Agreements" and "Legal Proceedings - Karwat Agreements."

     Premise Leases

     Effective November 1, 2003, MBI into a property lease amendment with Emery Station Joint Venture, LLC under which the Company was released from its property lease at 5858 Horton St., Emeryville, California in exchange for prepayment of expected rents and operating expenses through December 31, 2003 in the amount of $23,331, forfeiture of both its lease deposit in the amount of $23,406 and an electrical generator carried at zero book value, and a one time payment of $35,500. The amendment eliminates $227,841 in base rents and an estimated $118,562 is operating costs over the remaining 29 months of the lease. See "Item 2. Description of Properties" for a description of the Company's premise leases. See "Risk Factors - Watergate Lease."

     Sale of Business Communications Services Assets

     On September 1, 2003 MBI entered into an agreement with ComTech 21, LLC ("ComTech21") of Wallingford, CT, to sell its Business Communications Services assets including customer accounts, customer contracts and accounts receivable. Subsequent to the sale, MBI no longer offers long distance telecommunications services. As the business sold represents only one component of MBI's operations discontinued operations accounting applies. As a result balances and operating results directly attributable to Business Communications Services ("Discontinued Operations") have been presented separately from those of Electronic Media Services ("Continuing Operations"), for all periods presented.

     Total proceeds from the sale included $600,000 in cash consideration for the telecommunications assets, not including accounts receivable, and $291,168 cash consideration for the accounts receivable resulting in a net gain on disposition of $555,411.

     MBI paid $100,000 to secure release of a security lien on its Business Communications Services assets. See "Karwat Agreements". MBI paid $44,589 to the KDW Group of Washington, D.C. as a finders fee. A director of the Company is paid consultant of the KDW Group. See "Certain Relationships and Related Transactions."

     As of December 30, 2003, MBI had received payments from ComTech21 totaling $891,138 as payment in full on the transaction including $438,311 in cash payments made directly to MBI and $452,857 in payments made by ComTech21 on behalf of MBI to third party suppliers and creditors. MBI expects no further payments from ComTech21.

     ComTech21 also agreed to assume the future liabilities and obligations associated with the ongoing operations related to Business Communications Services effective September 1, 2003.

     The Asset Purchase Agreement contained representations, warranties and covenants customary in asset purchase transactions. ComTech21 is at arms' length to MBI and the purchase price was negotiated by the parties. ComTech21 is a private company.

     Because the Company determined that the assets sold did not constitute substantially all of the Company's assets, no shareholder approval of the sale was required.

     The Company reported the foregoing transaction on Form 8-K filed with the Securities and Exchange Commission on October 2, 2003.

     EPLI Carrier Policy

     The Company filed a claim under its Employment Practices Liability Insurance (EPLI) policy for coverage related to the Final Arbitration Award. On August 31, 2003, the Company received a payment of $90,205 from its EPLI carrier. In addition, the carrier paid the Company's costs of defense less the Company's $25,000 deductible. The Company believes that it may be due additional coverage under the policy and requested a mediation hearing, as required by the policy, with its EPLI carrier prior to taking legal action to enforce it rights under the policy. On January 9, 2004, the Company entered mediation with the EPLI policy insurer at which time the EPLI policy insurer refused further payment on the claim. The Company is considering the commencement of a lawsuit against the EPLI insurer if it can obtain sufficient additional capital to fund litigation. See "Legal Proceedings - EPLI Carrier Claim."


RISK FACTORS

         The securities of the Company are highly speculative. A prospective investor or other person reviewing the Company should not consider an investment unless the investor is capable of sustaining an economic loss of the entire investment. Certain risks are associated with the Company's business, including the following:

     Future Operations and Going Concern

     The auditors' report on the Company's audited financial statements for the year ended December 31, 2003, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company's ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management's plans.

     The Company has negative working capital and significant cash requirements. The Company has no ability to generate cash flows from operations. The Company has insufficient funds to meet it financial obligations. Unless the Company can raise financing Management does not believe that the Company can continue as a going concern. However, there can be no assurance that financing will be available on acceptable terms, if at all.

     The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See "Liquidity and Capital Resources."

     Sufficiency of Working Capital

     As of December 31, 2003, the Company had a net working capital of $32,531. On February 27, 2004, MBI terminated its Electronic Media Services business. Neither the Company nor any of its subsidiaries has any business operations as of the date of this report. The Company has inadequate financial resources to sustain its business activities or to maintain its listing on the National Association of Securities Dealer over the counter bulletin board.

     There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. The Company has no ability to generate cash flows from operations. The Company believes that its working capital will not be sufficient to fund its cash requirements through the year ended December 31,

2004, unless it is able to successfully raise financing. There can be no assurance that the Company will be successful in obtaining the required financing to sustain its business activities or to maintain its listing on the National Association of Securities Dealer over the counter bulletin board or to invest in or develop new businesses. See "Liquidity and Capital Resources."

     MBI Unable to Continue as a Going Concern

     MBI has substantial debts far exceeding the value of its assets. In the event that MBI's creditors determine to enforce any judgments they may receive against MBI, MBI could be forced into a bankruptcy proceeding. In such event MBI could not continue as a going concern. MBI will require additional capital to continue as a going concern.

     Limited Operating History; History of Losses

     The Company has been operating since March 1991. The Company had net earnings during only one fiscal year to date, which was net earnings of $16,646 in the year ended December 31, 1999. The Company has a history of losses before and after such fiscal year, including losses of $640,694 in 2003, $1,649,696 in 2002, $2,093,471 in 2001, $265,566 in 2000, $130,479 in 1998, $134,845 in 1997
and $1,131,542 in 1996. Neither the Company nor any of its subsidiaries has any business operations as of the date of this report. The Company currently has no prospects for revenue subsequent to February 27, 2004. There can be no assurance that the Company will have net earnings in the future, if at all.

     Need for Additional Resources

     The Company's management is currently exploring business and capital raising opportunities, although no arrangements or agreements exists at the date of this report. Subject to the receipt of financing, the Company intends to invest in or develop new businesses. There can be no assurance that the Company will not require additional financing or that such financing will be available on acceptable terms, if at all.

     Lack of Experience in Investing in or Developing New Businesses

     The Company's strategy for MBI includes investing in or developing new businesses. MBI has limited experience investing or developing new businesses. To be successful, MBI must compete successfully with companies that have greater financial resources and experience than MBI. MBI may be required to develop financial, technical and marketing expertise in order to successfully invest in or develop new businesses. There can be no assurance that MBI will be able to capitalize the Company to be able to invest in or develop new businesses or that those effort swill be successful if acted upon.

     Closure of Electronic Media Services Business

     On February 27, 2004, MBI closed its Electronic Media Services business. The Company was not able to raise additional funding to support the Electronic Media Services business. MBI does not currently intend to resume it Electronic Media Services business in the future. MBI believes that there is little or no value with respect to its assets associated with the Electronic Media Service business.

     MBI believes that it will be able to collect only a small percentage of its accounts receivable at February 27, 2004. MBI believes that it may not be able to pay its underlying carriers and other creditors for amounts due for services provided through February 27, 2004. See "Liquidity and Capital Resources."

     Dependence on Key Personnel

     The Company believes that its success will depend to a significant extent upon the abilities and continued efforts of its management; particularly Mark M. Smith, the Company's President and Chief Financial Officer. The loss of the services of such individual could have a material adverse effect on the Company. The success of the Company will also depend, in part, upon the Company's ability to hire and retain additional key personnel, for its new business, if any, including senior management, who are also being sought by other businesses. Competition for qualified personnel is intense. Difficulty in hiring and retaining such personnel could have a material adverse effect on the Company. The Company does not maintain `key man' life insurance on any of its officers or key employees.

     Karwat Agreements

     On June 16, 2003, the Company entered into the Settlement Agreement and the Security Agreements with respect to payment of the Final Arbitration Award. As of March 15, 2004 the Company is obligated to make nine additional payments of $4,034 each, once each month through December 15, 2004. The Company currently has nor business operations or revenue from operations. The Company will be required to raise additional financing to make these payments. There can be no guarantee that the Company will have sufficient funds to make any or all of the remaining payments. In the event that the Company cannot pay under the terms of the Settlement Agreement the Company and MBI could be forced to liquidate any then remaining assets. See "Material Agreements - Karwat Agreements" and "Legal Proceedings - Karwat Agreements."

     USAC Assessments

     On October 22, 2003, MBI received a demand notice from USAC for assessed USF fees related to its Business Communications Services business in the amount of $78,531 (the "First USAC assessment)". The First USAC Assessment included fees for the period of September 1, 2003 through September 30, 2003 during which period the Company did not sell any services subject to USF fees. On November 1, 2003 the Company paid the First USAC Assessment in full, inclusive of $50,637 paid directly by ComTech 21, LLC to USAC on behalf of MBI. The Company believes that it is owed a refund by USAC for the period of September 1, 2003 through September 30, 2003.

     On February 23, 2004, MBI received an invoice from USAC for assessed USF fees in the amount of $23,527 for the period of October 1, 2003 through December 31, 2003 (the Second USAC Assessment"). During the period of October 1, 2003 through December 31, 2003, MBI did not sell any services subject to USF fees. The Company believes that it is the policy of USAC to invoice assessments for USF fees for the entire calendar year, irrespective as to whether a company was actually in the business of providing telecommunications services assessable for USF fees for the entire year, and to provide a refund in the third calendar quarter of the following year for any amounts that were assessed incorrectly. Even though MBI did not provide any services subject to USF fees from September 1, 2003 forward it may be required to pay the Second USAC Assessment and to subsequently apply for a refund. MBI has insufficient funds to pay the Second USAC Assessment.

     If MBI fails to pay the Second USAC Assessment it may face legal sanctions which include, but are not limited to, the initiation of proceedings to recover the outstanding debt, together with any applicable administrative charges, penalties, and interest pursuant to the provisions of the Debt Collection Act of 1982 and the Debt Collection Improvement Act of 1996, as amended. In the event that proceedings against MBI are initiated, the Second USAC Assessment may be transferred to the Federal Communications Commission and/or the United States Department of Treasury for collection. In this event the United States will charge MBI interest, an administrative penalty equal to 18% of the claimed amount due, a penalty of 6% per annum for as long as the Second USAC Assessment remains unpaid, and interest at the published investment rate for Treasury tax and loan accounts.

     Although, MBI is working with USAC to avoid payment of the assessment for the period October 1, 2003 through December 31, 2003, and to obtain an immediate refund for the period of September 1, 2003 through September 30, 2003, there is no assurance that MBI will be successful in these effort.

     Focal Agreement

     On October 30, 2003, MBI entered into a term purchase orders with Focal Communications ("Focal") under which MBI became obligated for minimum payments of $3,767 per month through October 30, 2006 and payments of $350 per month on a month to month basis. MBI has defaulted on payments to Focal. Focal has engaged a collection agent to enforce payment under the agreement claiming MBI owes Focal $133,198 including interest and collection costs. Excess amounts claimed of $129,502 over amount recorded in accounts payable in 2004 will be recorded as a loss on service agreement in the consolidated statement of operations in 2004. There can be no assurance that Focal will not take legal action against MBI to enforce its rights to collect. To the extent that Focal takes action to enforce its rights, MBI will be unable to pay Focal and there will be substantial doubt that MBI will have the ability to carry on as a going concern.

     Watergate Lease

     On June 28, 2001, the Company entered into a lease for 1,601 square feet full service in Emeryville, California for sixty-months at $2.85 per square foot per month commencing August 1, 2001 (the "Watergate Lease"). A security deposit in the amount of $10,000 was paid to secure the Watergate Lease. Under the terms of the lease the Company is obligated to pay base rents of $4,840 per month from January 1, 2004 through July 31, 2004, $4,985 per month from August 1, 2004 through July 31, 2005 and $5,135 per month from August 1, 2005 through July 31, 2006.On March 5, 2004, the Company vacated the Watergate premises and quit making required lease payments. The Company is currently under negotiations with Equity Office Properties Trust ("Equity") regarding early termination of the Watergate Lease. There is no assurance that the Company will be able to reach an agreement with Equity regarding early termination of the Watergate Lease. If the Company cannot reach an agreement to terminate the Watergate Lease the Company does not have sufficient financial resources to fulfill its obligations under the lease. To the extent that Equity takes action to enforce its rights under the lease, and that any part of amounts due Equity cannot be paid, there will be a material adverse impact on the Company and there will be substantial doubt that the Company will have the ability to carry on as a going concern.

     DCA Litigation

     Effective September 9, 2003 MBI entered into a promissory note with DCA for $12,500 against payment of the final costs under MBI's billing agreement with DCA. The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney's fees in the event of any collection action. MBI defaulted on the note and on March 4, 2004 DCA filed a lawsuit against MBI the district court of Oklahoma County, State of Oklahoma to enforce its payment. DCA claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney's fees and cost of the suit, and other and further relief as the court may deem just and proper. As of March 15, 2004 MBI had not responded to the complaint. MBI does not have sufficient funds to respond to the claim and believes that DCA will receive a default judgment against MBI. To the extent that DCA receives a default judgment against MBI and takes action to enforce its rights there will be substantial doubt that MBI will have the ability to carry on as a going concern. See "Material Agreements - Telecommunications Agreements."


ITEM 2.  DESCRIPTION OF PROPERTIES.

     On April 25, 2001, MBI entered into a sixty-month triple net lease with Emery Station Joint Venture, LLC ("ESJV") for 2,595 square feet in Emeryville, California at $2.75 per square foot per month commencing June 1, 2001 (the "Horton Street Lease"). A security deposit in the amount of $23,407 was paid to secure the Horton Street Lease. Under the Horton Street Lease, MBI is responsible for its pro-rata share of operating expenses including insurance, taxes and utilities. On November 1, 2003 the Company entered into an agreement with ESJV releasing it from the Horton Street Lease effective December 31, 2003. Under the terms of that agreement the Company paid ESJV $35,500, forfeited its security deposit in the amount of $23,407 and forfeited certain tangible assets.

     On June 28, 2001, the Company entered into a lease for 1,601 square feet full service in Emeryville, California for sixty-months at $2.85 per square foot per month commencing August 1, 2001 (the "Watergate Lease"). A security deposit in the amount of $10,000 was paid to secure the Watergate Lease.

     On February 28, 2003, the Company entered into a sublease of the Watergate Lease for its remaining term the rate of at $1.70 per square foot per month commencing March 1, 2003 until February 29, 2004, $1.75 per square foot per month until February 28, 2005 and $1.85 per square foot [per month] until July 31, 2006, on a month to month basis. The sublease was terminated effective January 31, 2004.

     On February 5, 2004 the Company relocated its administration, accounting and operations under the Watergate Lease. On March 5, 2004 the Company vacated the Watergate premises and quit making required lease payments. See "Risk Factors -Watergate Lease."


ITEM 3. LEGAL PROCEEDINGS.

     EPLI Carrier Claim

     The Company filed a claim under its Employment Practices Liability Insurance (EPLI) policy for coverage related to the Final Arbitration Award. On August 31, 2003 the Company received a payment of $90,205 from its EPLI carrier. In addition the carrier paid the Company's costs of defense less the Company's $25,000 deductible. The Company believes that it may be due additional coverage under the policy and requested a mediation hearing, as required by the policy, with its EPLI carrier prior to taking legal action to enforce it rights under the policy.

     On January 9, 2004 the Company entered mediation with the EPLI policy insurer at which time the EPLI policy insurer refused further payment on the claim. The Company is considering the commencement of a lawsuit against the EPLI insurer if it can obtain sufficient additional capital to fund litigation. There can be no assurance that the Company will be able to fund the legal costs, expense and other fee obligations which may be incurred as result of pursuing actions against its EPLI policy insurer, or that, if funded, the Company will prevail in litigation.

     DCA Litigation

     Effective September 9, 2003 MBI entered into a promissory note with DCA for $12,500 against payment of the final costs under MBI's billing agreement with DCA. The promissory note was due October 1, 2003. MBI defaulted on the note and on March 4, 2004 DCA filed a lawsuit against MBI the district court of Oklahoma County, State of Oklahoma to enforce its payment. DCA claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney's fees and cost of the suit, and other and further relief as the court may deem just and proper. As of March 15, 2004 MBI had not responded to the complaint. MBI does not have sufficient funds to respond to the claim and believes that DCA will receive a default judgment against MBI. To the extent that DCA receives a default judgment against MBI and takes action to enforce its rights there will be substantial doubt that MBI will have the ability to carry on as a going concern. See "Risk Factors - DCA Litigation."

     To the best of its knowledge, the Company nor MBI are subject to any other active or pending legal proceedings or claims against it or any of its properties. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.


PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.

     The Company's common shares were listed for trading on the Vancouver Stock Exchange (now known as the TSX Venture Exchange) ("VSE") on December 20, 1993 under the symbol "UVT" and were voluntarily delisted from the VSE on January 31, 2000. The Company's shares began quoting on the NASD Over the Counter Bulletin Board ("OTCBB") under the symbol "YDSLF" on September 7, 1999. On June 20, 2000, in conjunction with the Company's name change and change of corporate jurisdiction, the Company's shares began trading under the symbol "ECNXF". On July 31, 2002, in conjunction with the Company's name change, the Company's shares began trading under the symbol "MBYTF".

     The following table sets forth the nature of the Company's trading market on the OTCBB during the period from January 1, 2002 to the Company fiscal year ended December 31, 2003, and for the period ending March 15, 2004 as quoted by the OTCBB.


     NASD Over-the-Counter Bulletin Board

       ------------------------------------------------------------------------
            2002              High (US$)         Low (US$)         Volume
       ------------------------------------------------------------------------
          1st Quarter           $0.19              $0.08           623,200
       ------------------------------------------------------------------------
          2nd Quarter           $0.42              $0.13           845,200
       ------------------------------------------------------------------------
          3rd Quarter           $0.33              $0.14           269,600
       ------------------------------------------------------------------------
          4th Quarter           $0.30              $0.09           294,600
       ------------------------------------------------------------------------

       ------------------------------------------------------------------------
            2003              High (US$)         Low (US$)         Volume
       ------------------------------------------------------------------------
          1st Quarter           $0.20              $0.08           263,600
       ------------------------------------------------------------------------
          2nd Quarter           $0.10              $0.04           953,400
       ------------------------------------------------------------------------
          3rd Quarter           $0.09              $0.05           184,600
       ------------------------------------------------------------------------
          4th Quarter           $0.08              $0.02           684,324
       ------------------------------------------------------------------------


       ------------------------------------------------------------------------
            2004              High (US$)         Low (US$)         Volume
       ------------------------------------------------------------------------
         1st Quarter            $0.04              $0.002        1,238,036
       ------------------------------------------------------------------------


     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

     On March 15, 2004, the closing price quoted OTCBB for the Company's common shares was $0.002.

     The Company's common shares are issued in registered form. Based on the records of Pacific Corporate Trust Company, the Company's registrar and transfer agent, as of March 15, 2004, there were one seven hundred fifty (1,750) holders of record of the Company's common shares. Holders with United States addresses collectively held 8,457,178 common shares, or approximately fifty seven and four-tenths percent (57.4%) of the Company's 14,739,691 issued and outstanding common shares.

     The Company has never paid dividends on its common shares and does not anticipate paying any dividends in the foreseeable future.

     See "Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Matters" for information regarding securities authorized for issuance under compensatory plans.

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

     The Company did not issue any unregistered securities during the fourth quarter ended December 31, 2003.

     The Company has previously reports sales of unregistered securities in its prior reports on forms 10-QSB and forms 10-KSB filed with the Securities and Exchange Commission.

     Repurchases of Equity Securities by the Company and Affiliates.

     There were no repurchases by the Company or any affiliate of the Company during the period covered by this report.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

     MBI sold its Business Communications Services assets in September 2003. The Company restated its financial results for 2003 and 2002 to account for discontinued operations. The Company has not restated its financial results for periods prior to 2002.

     In February 2004, MBI terminated its Electronic Media Services business. Neither the Company nor any of its subsidiaries have any business operations or source of revenue as of the date of this report.

     The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere this Annual Report. The selected financial data and the Company's consolidated financial statements are expressed in U.S. dollars.Subsequent to December 31, 2003, MBI terminated its Electronic Media Services business operations. As of the date of this report, neither the Company nor any of its subsidiaries has any business operations. The financial information contained in this report and the Company's financial statements should not be considered indicative of future operations. Period to period results are expected to vary in future periods.

---------------------------------------------------------------------------------------------
                                                             Fiscal Year Ended December 31,
                                                       --------------------------------------
                                                            2003(1)             2002(1)
                                                       --------------------------------------
Revenue                                                 $    553,627           $    711,162

General & Administrative Expenses                       $  2,040,484           $  3,239,324

Net Income (Loss) from Continuing Operations(1)         $ (1,653,122)          $ (2,740,304)

Net Income (Loss) for the Year                          $   (640,694)          $ (1,649,696)

Net Income (Loss)  per Share                            $      (0.04)          $      (0.12)
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                                                            Fiscal Year Ended December 31,
                                                       --------------------------------------
                                                            2003(1)             2002(1)
                                                       --------------------------------------
Working Capital                                         $     32,531           $    268,686

Total Assets                                            $    271,514           $  1,355,816

Total Liabilities                                       $    262,873           $    706,481

Share Holder's Equity                                   $      8,641           $    649,335

Long Term Obligations                                   $     57,890           $     92,658
---------------------------------------------------------------------------------------------
(1)  On September 1, 2003 MBI sold its Business  Communications  Services assets to Comtech 21, LLC. As assets sold  represent  only one  component of MBI's operations discontinued operations accounting applies. As a result balances and operating results directly attributable to discontinued operations have been presented separately from continuing operations, for 2003 and 2002.
(2)  Subsequent  to December 31,  2003,  MBI  terminated  its  Electronic  Media
     Services  business,  and the Company  currently  has no source of operating revenues.


     You should read the following discussion and analysis in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis discusses trends in the Company's financial condition and results of operations for the two fiscal years ended December 31, 2003 and 2002. This discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-KSB. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles
(GAAP) and are expressed in United States dollars. Unless noted otherwise the presentation represents the consolidated financial results of the Company and MBI.

     The consolidated financial statements of the Company have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company will be required to raise substantial additional capital to meet its working capital requirements and to discharge its obligations during the next twelve months.

     The auditors' report on the Company's audited financial statements for the year ended December 31, 2003, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company's ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management's plans.

Critical Accounting Policies

     The Company's discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its tangible and intangible assets. Actual results could differ from the estimates. The Company believes the following are the critical accounting policies used in the preparation of the consolidated financial statements.

     The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. The Company had a loss of $640,694 and used cash flow in Continuing Operations of $1,073,603 for the year ended December 31, 2003, and decreased its cash position to $204,399 and working capital position to $32,531 at December 31, 2003. Subsequent to December 31, 2003, MBI terminated its Electronic Media Services business and as of the date of this report the Company has no business operations and no source of operating revenue. Unless the Company can raise additional financing, management does not believe that it will have sufficient cash to fund anticipated cash requirements. See "Risk Factors - Future Operations and Going Concern".

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


Results of Operations

Year Ended December 31, 2003 ("fiscal 2003") Compared to December 31, 2002 ("fiscal 2002")

     Revenue

     Revenue from continuing operations (Electronic Media Services) for fiscal 2003 decreased to $533,627 from $711,162 for fiscal 2002, a decrease of 25%. The fall in revenue was primarily due to customer attrition and a slow down in customer usage of Electronic Media Services attributable to current economic conditions. MBI lost customers due to both competition and to system outages that led to extended system downtime and loss of system features. Due to the fact that anticipated financing did not materialize, MBI had insufficient working capital to retain sufficient development and technical personnel to manage system outages and to maintain its software and hardware systems in general, which in turn led to additional downtime and further customer attrition. In addition, due to insufficient working capital, MBI had insufficient funds spend on planned marketing programs which could have mitigated customer attrition. MBI ceased all Electronic Media Services operations of February 27, 2004 and currently does not plan to resume the Electronic Media Services business. The Company has no other sources of revenue and does not anticipate that it will generate any revenue until the Company implements a new business strategy and plan. See "Business of the Company - Electronic Media Services" and "Risk Factors - Closure of Electronic Media Services Business".

     Gross Profit and Gross Profit Margin (Revenue less Cost of Goods Sold).

     Gross profit for fiscal 2003 decreased to $411,536 from $505,023 in fiscal 2002, a decrease of 18.5%. Gross profits decreased due to a reduction in revenue not offset by the progress MBI made to reduce its cost of sales by negotiating lower carrier costs, reducing commissions paid and eliminating billing costs due to a conversion to 100% electronic billing systems in mid-year 2003. Due to these latter cost cutting factors the total gross profit margin in fiscal 2003 was increased to 77% of sales as compared to 71% of sales in fiscal 2002.

     Personnel Expenses.

     The Company's total costs for salaries and benefits decreased to $610,718 or 114% of revenue in fiscal 2003 as compared to $1,086,367 or 153% of revenue in fiscal 2002. The decrease in personnel costs during fiscal 2003 resulted from lay-offs of MBI personnel which accelerated in the fiscal fourth quarter of 2003. Salaries and benefits costs in fiscal 2002 included $116,296 of non-cash compensation expenses related to the repricing of stock options (there were no non-cash salaries and benefits compensation expenses in fiscal 2003).

     Contract and consulting services costs decreased to $246,057 or 46% of sales during fiscal 2003 down from $683,622 or 96% of revenue during fiscal 2002. Contract and consulting services in fiscal 2002 included a $400,000 non-cash compensation expense related to the private placement of securities to an officer and director of the Company.

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

     Subsequent to December 31, 2003, MBI terminated its Electronic Media Services business and reduced its work force. As such, personnel expenses are expected to be lower in 2004 until the Company implements a new business plan.

     Amortization.

     Amortization during fiscal 2003 fell to $84,503 down from $140,787 in fiscal 2002 due to disposals and assets being fully amortized.

     Legal and Accounting, Rent, and Bad Debt.

     Legal and accounting expenditures decreased to $120,030 in fiscal 2003 down from $138,627 in fiscal 2002. The Company has implemented internal controls designed to lower customary legal and accounting expenditures, including the negotiation of lower fees with its legal counsel and auditors.

     Rent decreased to $128,703 in fiscal 2003 from $212,406 in fiscal 2002. During 2003 the Company consolidated its operations into a single location and has sublet some of its office space which resulted in a lowering of its monthly rents. The Company incurred a non-cash loss of $98,774 associated with the sublease in fiscal 2002.

     During the fourth fiscal quarter of 2003 the Company entered into an agreement releasing it from one of its property leases effective December 31, 2003. Under the terms of that agreement the Company paid $35,500, forfeited its security deposit in the amount of $23,407 and forfeited certain tangible assets. See "Description of Properties."

     Bad debt expense (recovery) was $521 in fiscal 2003 as compared to a recovery of $71,823 in fiscal 2002. The negative balance in fiscal 2002 was due to recovery of $100,000 in that year.

     Loss on Arbitration.

     The Company accrued a $191,500 non-cash loss during the period on the recognition of amounts the Company will be required to pay on Final Arbitration Award net of amounts received from it EPLI carrier. See "Material Agreements - Karwat Agreements."

     Write-Off Equipment and Leasehold Improvements.

     The Company incurred a $355,010 non-cash loss during the period on the write down of obsolete equipment and software, losses on liquidated equipment and the marking down of retained equipment to fair market value. The Company believes that there is no value in MBI's proprietary software systems and that MBI's equipment has little or no market value. Management believes it has made a best effort attempt to determine a fair market value for the remaining equipment assets of MBI which value may not be realized upon the liquidation of the equipment.

     Write-down of Goodwill.

     During fiscal 2002 the Company wrote down the value of goodwill by $600,000 to $0. The Company had experienced a significant decline in the monthly revenue of its Electronic Media Services business since the acquisition of EDI. At December 31, 2002, the Company reviewed the carrying value of goodwill for impairment of its value and based upon the decline in revenues the Company wrote off the remaining balance of goodwill in the amount of $600,000.

     Other General and Administrative Expenses.

     Other general and administrative costs were $244,535 in fiscal 2003 down from $258,840 in fiscal 2002. Decreases in advertising expenses and travel and entertainment expenses more than offset increases in insurance, bank and communications expenses. Due to the reduction in revenue, general and administrative expenses increased to 46% of revenue in fiscal 2003 up from 36% of revenue in fiscal 2002. General and administrative expenses contain certain fixed costs such as insurance that cannot be reduced in response to reductions in revenue. Overall expense are expected to decline in 2004 as a result of the termination of MBI's business operations subsequent to December 31, 2003.

     Net Loss from Continuing Operations.

     Net loss from Continuing Operations was $1,653,122 for fiscal 2003 down 39.7% from a loss of $2,740,304 in fiscal 2002. The Company believes that it will continue to have net losses from Continuing Operations for the foreseeable future. See "Risk Factors - Future Operations and Going Concern."

     Net Income from Discontinued Operations. Net income from Discontinued Operations for fiscal 2003 was $1,012,428 down from $1,090,608 in fiscal 2002. Operating income from Discontinued Operations during fiscal 2003 includes a net gain of $555,411 on the disposal of MBI's Business Communications Service assets.

     Net Loss.

     Net loss was $640,694 in fiscal 2003 down from $1,649,696 in fiscal 2002, a decrease of 61.2%. Decreases in net loss were primarily due to a net gain of $555,411 gain on the disposal of MBI's Business Communications Service assets and lower non-cash compensation and other non-cash expenses. The Company believes that it will continue to have net losses for the foreseeable future. See "Risk Factors - Future Operations and Going Concern".

     Income (Loss) per Share.

     Net loss per share for fiscal 2003 was $0.04 compared to a loss of $0.12 in fiscal 2002. Net loss per share from Continuing Operations improved to $0.11 in fiscal 2003 down from a loss of $0.20 per share in fiscal 2002.

     Liquidity and Capital Resources.

     At December 31, 2003 ("FYE 2003"), the Company had working capital of $32,531 including cash and equivalent balances of $204,399 down from a positive working capital balance of $268,686 at December 31, 2002 ("FYE 2002") including cash and equivalent balances of $284,093. The change in working capital, and cash and equivalent balances, was primarily affected by proceeds from the sale of the Company's Business Communications Services assets, payments made on the Settlement Agreement, and accrued expenses associated with MBI's Continuing Operations recognized at FYE 2003.

     Accounts receivable was down from $106,788 at FYE 2002 to $30,577 FYE 2003. This was largely due to reduced monthly revenue and uncertainty over the collectability of accounts which led to higher bad debt reserves relative to revenue size. Accounts receivable amounts primarily represent amounts due from the previous ninety days sales.

     Current assets from Discontinued Operations fell to zero at FYE 2003 from $475,531 at FYE 2002. Current assets from Discontinued Operations consisted primarily of accounts receivable. The Company wound up Discontinued Operations in the fourth quarter of 2003.

     Accounts payable increased from $68,004 at FYE 2002 to $80,485 at FYE 2003. Accrued liabilities decreased from $45,973 at FYE 2002 to $36,596. Accrued liabilities consist of accrued vacation pay and auditors fees. The settlement agreement payable balance in the amount of $47,132 at FYE 2003 represents unpaid amounts due under the Settlement Agreement. See "Risk Factors - Focal Agreement" and "Risk Factors - Karwat Agreements."

     Current liabilities from Discontinued Operations fell to zero at FYE 2003 from $459,701 at FYE 2002. Current liabilities from Discontinued Operations consisted primarily of trade payables and amounts due USAC. The Company wound up Discontinued Operations in the fourth quarter of 2003. See "Risk Factors - USAC Assessments."

     The Company has no long-term debt or other long-term liabilities other than capital leases and operating sub-leases. These obligations are repayable over the period through 2006.

     The  Company  has  entered   into  no   derivative   financial   instrument
arrangements to December 31, 2003.

     The Company did not receive any funds through the issuance of capital stock during fiscal 2003.

     The Company currently has no external sources of liquidity.

     During fiscal 2003 the Company used $1,073,603 in cash from Continuing Operations. Cash used in operations in fiscal 2003 was $893,104 as compared to cash generated by operations of $104,920 in fiscal 2002. Cash flows provided by Discontinued Operations of $1,322,343 in fiscal 2002 as compared to $180,499 in fiscal 2003 accounts for a majority of the difference in operating cash flows from fiscal 2002 to fiscal 2003.

     During fiscal 2003 the Company generated $847,553 in cash flow from investments primarily due to $891,168 in proceeds from the sale of its Business Communications Services assets. Related to the transaction the Company paid $44,589 as a finders fee. No further payments are expected from the sale of the Company's Business Communications Services assets. In fiscal 2002 the Company used $255,634 in cash on investments primarily on equipment purchases that were written off in fiscal 2003. See "Material Agreements - Sale of Business Communications Services Assets."

     During fiscal 2003 the Company paid $245,821 of the $292,953 due under the Settlement Agreement, inclusive of $100,000 paid to secure release of a security lien on its Business Communications Services assets. The Company received $90,250 from its EPLI carrier. See "Material Agreements - Karwat Agreements" and "Material Agreements - EPLI Carrier Policy."

     Subsequent to December, 31, 2003, MBI terminated its Electronic Media Service business operations. Neither the Company nor any of its subsidiaries currently have any business operations nor any source of revenue. The Company's management is currently exploring potential business and financing opportunities. The Company and MBI have contractual obligations of approximately $300,000 payable in 2004 and additional contractual obligations of approximately $100,000 during 2005and 2006. These obligations are in addition to general and administrative expenses and other creditor obligations. The Company currently does not have sufficient capital to meet its capital requirements in the short or long term, which makes the Company's ability to continue as a going concern questionable.

     Contractual Obligations.

     The following table sets forth contractual obligations of the Company as of December 31, 2003 (1).

----------------------------------------------------------------------------------------
                              Less Than     One to Three    Three to Five     More Than
                                1 Year         Years            Years          5 Years
Long-Term Debt(1)                Nil            Nil              Nil            Nil

Capital Leases(1)              $14,163        $20,064            Nil            Nil
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                              Less Than     One to Three    Three to Five     More Than
                                1 Year         Years            Years          5 Years
Operating Leases(1,2)          $31,435        $40,733            Nil             Nil

Purchase Obligations(1,3)      $45,204        $37,670            Nil             Nil
----------------------------------------------------------------------------------------
(1)

     (A) Long-Term Debt Obligation means a payment obligation under long-term borrowings referenced in FASB Statement of Financial Accounting
          Standards No. 47 Disclosure of Long-Term Obligations (March 1981), as may be modified or supplemented.
     (B) Capital Lease Obligation means a payment obligation under a lease classified as a capital lease pursuant to FASB Statement of Financial
          Accounting Standards No. 13 Accounting for Leases (November 1976), as may be modified or supplemented.
     (C) Operating Lease Obligation means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB
          Statement of Financial  Accounting  Standards  No. 13  Accounting  for
          Leases  (November  1976),  as may be  modified  or  supplemented.

     (D)  Purchase  Obligation  means an agreement to purchase goods or services that  is  enforceable  and  legally  binding  on the  registrant  that
          specifies  all  significant   terms,   including:   fixed  or  minimum
          quantities  to  be  purchased;   fixed,   minimum  or  variable  price
          provisions; and the approximate timing of the transaction.

(2) Assumes continuation of the Watergate Lease operating sub-lease. The sublease was terminated effective January 31, 2004. The Company became liable for making the full operating lease payments at that time. On March
     5,  2003  the  Company  defaulted  on the  Watergate  lease.  See  "Item 2.
     Description of Properties" and "Risk Factors - Watergate Lease."

(3)  Assumes  continuation of the Focal Agreement  without default.  The Company
     has  defaulted  on  the  Focal  Agreement.   See  "Material   Agreements  -
     Telecommunications Agreements" and "Risk Factors - Focal Agreement."


Business Outlook, Risks and Uncertainties

     Economic Uncertainties.

     Current economic slowdown, industry conditions, and the political environment may affect the Company's future results of operations and ability to raise financing. As of the date of this report the neither the Company nor any of its subsidiaries has any business operations, The Company will be required to raise additional capital. The economic and political uncertainty in the financial markets makes it difficult to predict the Company's results for fiscal year 2004 and its ability to continue as a going concern.

     Sufficiency of Working Capital.

     As of December 31, 2003, the Company had net working capital of $32,531. The Company has inadequate financial resources to sustain its business activities or to maintain its listing on the National Association of Securities Dealer over the counter bulletin board.

     The Company estimates that it will need to raise approximately $500,000 during the next 12 months to meet its minimum capital requirements.

     There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. The Company has no ability to generate cash flows from operations. The Company believes that its working capital will not be sufficient to fund its cash requirements through the year ended December 31, 2004, unless it is able to successfully raise financing. There can be no assurance that the Company will be successful in obtaining the required financing to sustain its business activities or to maintain its listing on the National Association of Securities Dealer over the counter bulletin board or to invest in or develop new businesses. See "Liquidity and Capital Resources."

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

     Auditors Report.

     The auditors' report on the Company's audited financial statements for the year ended December 31, 2003, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company's ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management's plans.

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

     Stock Option Repricing

     The Company has repriced stock options previously granted to directors, officers and employees of the Company. Due to changes in the exercise price for certain Stock Option granted under the Stock Option Plan, those options will be accounted for using variable plan accounting under Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations ("APB 25"). Therefore, the Company recognizes compensation expense were the fair value of the Company's stock exceeds the adjusted exercise price. The Company's accounting for stock options is significant because the effect the compensation expense has on the Company's results. The compensation expense associated with the Company's stock options has a significant effect on its ability to incur positive net results.

     The Company did not recognize any compensation expenses associated with the repricing of stock options during the year ended December 31, 2003 and recognized compensation expenses of $25,878 associated with the repricing of stock options during the year ended December 31, 2002.

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

     Off Balance Sheet Financing

     The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 7. FINANCIAL STATEMENTS






                        Consolidated Financial Statements
                      (Expressed in United States dollars)


                                MOVING BYTES INC.



                     Years ended December 31, 2003 and 2002

                   (with Independent Auditors' Report Thereon)

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders Moving Bytes Inc.


We have audited the accompanying consolidated balance sheets of Moving Bytes Inc as of December 31, 2003 and 2002, and the related consolidated statements of operations and deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moving Bytes Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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









Chartered Accountants

/s/ KPMG LLP

Vancouver, Canada

March 19, 2004

MOVING BYTES INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2003 and 2002

---------------------------------------------------------------------------------------------------------------
                                                                                 2003                 2002
---------------------------------------------------------------------------------------------------------------
                                                                                                    (Restated
                                                                                                   - note 2(b))
Assets

Current assets:
     Cash and cash equivalents                                             $     204,399          $   284,093
     Accounts receivable, less allowance for doubtful accounts
       of $20,388 in 2003 and $17,802 in 2002                                     30,577              106,788
     Prepaid expenses                                                              2,538               16,097
     Current assets from discontinued operations (note 2(b))                           -              475,531
---------------------------------------------------------------------------------------------------------------
                                                                                 237,514              882,509

Equipment and leasehold improvements (note 4)                                     34,000              439,646

Other assets                                                                           -               33,661
---------------------------------------------------------------------------------------------------------------
                                                                           $     271,514          $ 1,355,816
---------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
     Accounts payable                                                      $      80,485          $    68,004
     Accrued liabilities                                                          36,596               45,973
     Current liabilities from discontinued operations (note 2(b))                      -              459,701
     Settlement Agreement payable (note 12(c))                                    47,132                    -
     Current portion of obligations under capital lease and
       operating sub-lease                                                        40,770               40,145
---------------------------------------------------------------------------------------------------------------
                                                                                 204,983              613,823

Obligations under capital lease and operating sub-lease (note 5)                  57,890               92,658

Shareholders' equity (deficiency):
     Capital stock (note 8)                                                    6,531,683            6,531,683
     Additional paid-in capital (note 8)                                         606,094              606,094
     Deficit                                                                  (7,129,136)          (6,488,442)
---------------------------------------------------------------------------------------------------------------
                                                                                   8,641              649,335
---------------------------------------------------------------------------------------------------------------
                                                                           $     271,514          $ 1,355,816
---------------------------------------------------------------------------------------------------------------

Going concern (note 2)
Commitment (note 11)
Contingencies (note 12)
Subsequent events (note 14)


See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States dollars)

Years ended December 31, 2003 and 2002


---------------------------------------------------------------------------------------------------------------
                                                                                 2003                 2002
---------------------------------------------------------------------------------------------------------------
                                                                                                    (Restated
                                                                                                   - note 2(b))
Revenue                                                                    $     533,627          $   711,162

Cost of goods sold:
     Transmissions and services                                                  115,562              177,426
     Commissions                                                                   4,763               20,155
     Other                                                                         1,766                8,558
---------------------------------------------------------------------------------------------------------------
                                                                                 122,091              206,139
---------------------------------------------------------------------------------------------------------------
Gross profit                                                                     411,536              505,023
Expenses (recovery):
     Advertising and promotion                                                    44,596               73,296
     Amortization                                                                 84,503              140,787
     Bad debt expense (recovery) (note 10)                                           521              (71,823)
     Bank charges                                                                 20,077               13,901
     Consulting services:
         Cash and other                                                          246,057              268,055
         Stock-based non-cash compensation (note 3(c))                                 -              415,567
     Communications services                                                      37,622               28,177
     Insurance                                                                    78,737               64,060
     Legal and accounting                                                        120,030              138,627
     Loss on arbitration (note 12(e))                                            191,500                    -
     Loss on sublease space                                                       58,907               98,774
     Miscellaneous                                                                43,702               31,047
     Rent                                                                        128,703              212,406
     Salaries:
         Cash and other                                                          610,718              970,071
         Stock-based non-cash compensation (note 3(c))                                 -              116,296
     State franchise tax                                                           6,595               14,024
     Travel and entertainment                                                     13,206               34,335
     Write-off of equipment and leasehold improvements                           355,010               91,724
     Write-off of goodwill                                                             -              600,000
---------------------------------------------------------------------------------------------------------------
                                                                               2,040,484            3,239,324
---------------------------------------------------------------------------------------------------------------
Loss from continuing operations before undernoted                              (1,628,948)          (2,734,301)

Other income (expense):
     Interest income                                                                  512                4,443
     Interest expense                                                             (12,589)              (8,475)
     Other expense                                                                (11,497)                (371)
---------------------------------------------------------------------------------------------------------------
                                                                                  (23,574)              (4,403)
---------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                            (1,652,522)          (2,738,704)

Income taxes (note 7)                                                                 600                1,600
---------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                (1,653,122)          (2,740,304)

Income from discontinued operations of Business Communication
    Services segment (including 2003 gain on disposal of $555,411)
   (note 2(b))                                                                  1,012,428            1,090,608
---------------------------------------------------------------------------------------------------------------
Loss for the year, carried forward                                               (640,694)          (1,649,696)

MOVING BYTES INC.
Consolidated Statements of Operations and Deficit, Continued
(Expressed in United States dollars)

Years ended December 31, 2003 and 2002



---------------------------------------------------------------------------------------------------------------
                                                                                 2003                 2002
---------------------------------------------------------------------------------------------------------------
Loss for the year, brought forward                                         $     (640,694)        $  (1,649,696)

Accumulated deficit, beginning of year                                         (6,488,442)           (4,838,746)
---------------------------------------------------------------------------------------------------------------

Accumulated deficit, end of year                                           $   (7,129,136)        $  (6,488,442)
---------------------------------------------------------------------------------------------------------------

Earnings (loss) per share (note 3(b)):
     Continuing operations, basic and diluted                              $       (0.11)       $       (0.20)
     Discontinued operations, basic and diluted                                     0.07                 0.08
     Loss, basic and diluted                                                       (0.04)               (0.12)

Weighted average number of shares outstanding, basic and diluted               14,739,691           14,112,066
----------------------------------------------------------------------------------------------------------------






See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended December 31, 2003 and 2002


---------------------------------------------------------------------------------------------------------------
                                                                                 2003                 2002
---------------------------------------------------------------------------------------------------------------
                                                                                                    (Restated
                                                                                                   - note 2(b))
Cash provided by (used in):
Operations:
     Loss for the year                                                     $     (640,694)      $   (1,649,696)
     Adjustment for income from discontinued operations                        (1,012,428)          (1,090,608)
     Items not involving cash:
         Amortization                                                              84,503              140,787
         Stock-based compensation                                                       -              531,863
         Write-off of equipment and leasehold improvements                        355,010               91,724
         Loss on disposal of operating sub-lease                                        -               98,774
         Write-down of goodwill                                                         -              600,000
     Change in non-cash operating working capital:
         Accounts receivable                                                       76,211               49,675
         Prepaid expenses                                                          13,559               (4,490)
         Accounts payable                                                          12,481               13,448
         Accrued liabilities                                                       (9,377)               1,100
         Settlement agreement payable                                              47,132                    -
---------------------------------------------------------------------------------------------------------------
     Cash flows provided by (used in) continuing operations                    (1,073,603)          (1,217,423)

     Cash flows provided by discontinued operations                               180,499            1,322,343
---------------------------------------------------------------------------------------------------------------
     Cash flow provided by (used in) operations                                  (893,104)             104,920

Investments:
     Purchase of equipment                                                        (32,687)            (262,955)
     Proceeds on disposal of business (note 2(b))                                 891,168                    -
     Finders fees on disposal of business (note 9(c))                             (44,589)                   -
     Other assets                                                                  33,661                7,321
---------------------------------------------------------------------------------------------------------------
     Cash flows used in investing activities                                      847,553             (255,634)

Financing:
     Issuance of common shares for cash                                                 -               73,025
     Capital lease obligation payments                                            (34,143)              (6,086)
---------------------------------------------------------------------------------------------------------------
     Cash flows provided by financing activities                                  (34,143)              66,939
---------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                             (79,694)             (83,775)
Cash and cash equivalents, beginning of year                                      284,093              367,868
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                     $      204,399       $      284,093
---------------------------------------------------------------------------------------------------------------
Supplementary information:
     Interest received                                                     $          512       $        4,442
     Interest paid                                                                 12,589                8,475
     Income taxes paid                                                                600                1,600
---------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
================================================================================


1.   Operations:

     Moving Bytes Inc. (the "Company" or "Moving Bytes") is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol "MBYTF". The Company, through its wholly owned subsidiary Moving Bytes, Inc. ("MBI"), sells telecommunication and data, transmission and access services ("Business Communications Services"), and electronic document processing and management services ("Electronic Media Services") to commercial customers. On September 1, 2003, the Company sold its Business Communications Services business (note 2(b)).

     On July 24, 2002 the Company changed its name from E*Comnetrix Inc. to Moving Bytes Inc.

     The consolidated financial statements include the accounts of Moving Bytes and MBI. All material intercompany balances and transactions have been eliminated on consolidation.


2.   Going concern:

     (a) These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company incurred net losses of $640,694 and $1,649,696 in 2003 and 2002, respectively and has an accumulated deficit at December 31, 2003 of $7,129,136. The losses from continuing operations were $1,653,122 and $2,740,304 in 2003 and 2002, respectively. The
          Company also used cash in continuing operations of $1,073,603 in 2003 and had working capital at December 31, 2003 of $32,531.

          As discussed in note 2(b), the Company sold its Business Communications Services business to provide additional interim funding to repay suppliers and creditors and allow the Company to focus on its Electronic Media Services business. As discussed in note 14(a), on February 27, 2004 MBI closed its Electronic Media Services business. The Company has not been successful in raising financing to support the Electronic Media Services business and the Company currently has no intention to resume its Electronic Media Services business in the future. The Company has written down assets of the Electronic Media Services business to their fair value representing estimated proceeds of sale, net of estimated disposal costs, or net realizable value (note 4). The Company has defaulted and received demand notices on certain of its debt repayment obligations (notes 12(b) and 12(d)). Effective February 27, 2004, the Company has no operating segments.

          Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

     (b) On September 1, 2003, MBI entered into an agreement with ComTech 21, LLC ("ComTech 21") of Walingford, CT, to sell its Business Communications Services assets including customer accounts, customer contracts and accounts receivable. Subsequent to the sale, the Company no longer offers long distance telecommunications services. As the Company has no continuing involvement in the business sold, the Business Communications Services operations are presented as discontinued operations in these consolidated financial statements. As a result, balances and operating results directly attributable to the discontinued operations have been presented separately from continuing operations, for all periods presented. No interest expense has been allocated to discontinued operations.

          Total proceeds from the sale included $600,000 in cash consideration for the telecommunications assets, not including accounts receivable, and $291,168 cash consideration for the accounts receivable resulting in a net gain on disposition of $555,411.

          MBI paid $100,000 to secure release of a security lien on its Business Communications Services assets (note 12(e)) and paid $44,589 to the KDW as a finders fee. A director of the Company is a paid consultant of KDW (note 9(c)).

          As of December 31, 2003, MBI had received payments from ComTech 21 totalling $891,168 as payment in full on the transaction including $438,311 in cash payments made directly to MBI and $452,857 in payments made by ComTech 21 on behalf of MBI to third party suppliers and creditors.


3.   Significant accounting policies:

     (a)  Basis of presentation:

          These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). All material intercompany balances and transactions have been eliminated.

     (b)  Net earnings (loss) per share:

          Net earnings (loss) per share has been calculated using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share are computed similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants, if dilutive. Dilutive loss per share is the same as basic loss per share in all periods, since the impact of outstanding options and warrants is dilutive. The following securities could potentially dilute basic earnings per share in the future:

         -----------------------------------------------------------------------
                                             December 31,         December 31,
                                                     2003                 2002
         -----------------------------------------------------------------------
         Options (note 8(d))                    4,435,950            5,017,870
         Warrants (note 8(c))                   1,000,000            1,200,000
         -----------------------------------------------------------------------

     (c)  Stock based compensation - options and performance escrow shares:

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

          The closing price of the Company's common stock on December 31, 2003 was $0.03 per share and therefore the Company recognized employee non-cash compensation expense charges of nil (2002 - $25,878) for the year ended December 31, 2003 related to repriced stock options. There is a potential for such a variable non-cash charges in each reporting period in the future until all of the Company's repriced stock options are exercised, forfeited or expire.

          The performance escrow shares are treated as a compensatory arrangement. Compensation expense will be recognized in the statement of operations equal to the fair value of the shares released to a shareholder that provides services as an officer, director, employee, consultant or contractor.

          Had the Company determined compensation cost based on the fair value at the grant date for its employee awards under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

         -------------------------------------------------------------------------------------------------------
                                                                             December 31,         December 31,
                                                                                2003                   2002
         -------------------------------------------------------------------------------------------------------
         Loss for the year, as reported                                    $  (640,694)         $  (1,649,696)
         Add: Employee stock-based compensation expense, as reported                 -                 25,878
         Deduct: Employee stock-based compensation expense
           determined under the fair value method                              (21,614)               (76,690)
         -------------------------------------------------------------------------------------------------------
         Pro forma loss for the year                                       $  (662,308)         $  (1,700,508)
         -------------------------------------------------------------------------------------------------------
         Pro forma - basic and diluted loss per share                      $     (0.04)         $       (0.12)
         -------------------------------------------------------------------------------------------------------

     (c)  Stock based compensation - options and performance escrow shares:

          The weighted average fair value of options granted in 2003 was $0.01 (2002 - $0.14) per option.

          The fair value of employee options granted during the year was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 1.31% (2002 - 4.50%) no annual dividends; expected lives equal to one-half the option lives; and volatility of 118% (2002 - 312%).

     (d)  Goodwill:

          The Company prospectively adopted SFAS 142 - "Goodwill and Other Intangible Assets" on January 1, 2002. Under these recommendations, goodwill is no longer amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In prior years, the Company amortized goodwill straight-line over a period of five years. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying value to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner that the value of the goodwill is determined in a business combination, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of the reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the statement of earnings before extraordinary items and discontinued operations.

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

     (f)  Equipment and leasehold improvements:

          Equipment and leasehold improvements are stated at cost. Amortization is provided on a straight-line basis over the following estimated useful lives:

         ---------------------------------------------------------------
         Asset                                                    Years
         ---------------------------------------------------------------
         Furniture and fixtures                                       7
         Computer and office equipment                                5
         Test and other equipment                                     7
         Equipment under capital lease                                5
         Leasehold improvements                                       5
         ---------------------------------------------------------------

          Equipment and leasehold improvements are assessed for future recoverability, whenever events or circumstances indicate that the carrying value of these assets may not be recoverable, by estimating future undiscounted cash flows. When the net carrying amount of a capital asset exceeds its estimate net recoverable amount, the asset is written down to its fair value with a charge to income.

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

     (h)  Income taxes:

          The Company follows the asset and liability method for accounting for income taxes. Under this method, deferred income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences), and loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is included in income in the period that includes the enactment date. Deferred income tax assets are evaluated and if realization is not considered "more likely than not", a valuation allowance is provided.

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

     (k)  Recently adopted accounting standards:

          (i) In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, "Accounting or Asset Retirement Obligations" ("SFAS No. 143"), which requires entities to record the fair value of a liability for an asset or an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

          (ii) In July 2002, the FASB released SFAS No. 146, "Accounting for costs associated with Exit or Disposal Activities", ("SFAS No. 146"), which addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 relates to the recognition of a liability for a cost associated with an exit or disposal activity and requires that a liability be recognized for these costs only when the liability is incurred, that is, when it meets the definition of a liability under FASB' conceptual framework. SFAS No. 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result, SFAS 146 significantly reduces an entity's ability to recognize a liability for future expenses related to restructuring. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

          (iii)In May 2003, the FASB issued SFAS No. 150, "Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.

          The adoption of SFAS No. 143, SFAS No. 146 or SFAS No. 150 did not have a material affect on the Company's reported financial results.

          In addition,  the FASB and Emerging  Issues Task Force  ("EITF")  have
          issued  a  variety  of   interpretations   including   the   following
          interpretations with wide applicability:

               o Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which addresses disclosure and initial recognition and measurement provisions related to guarantees. The disclosure provisions became effective for periods ending after December 15, 2002. The initial recognition and measurement provisions apply to guarantees issued after December 15, 2002.

               o Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities (formerly referred to as "Special-Purpose Entities"). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003.

          o In November 2002, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This consensus addresses issues related to separating and allocating value to the individual elements of a single customer arrangement involving obligations regarding multiple products, services, or rights which may be fulfilled at different points in time or over different periods of time. EITF 00-21 guidance is applicable for arrangements entered into in fiscal periods beginning after June 15, 2003.

     To date, the adoption of FIN 46, FIN 45, and EITF 00-21 has not impacted the Company's consolidated financial statements.


4.   Equipment and leasehold improvements:

     -----------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                                                             amortization             Net book
     2003                                                        Cost      and write-down                value
     -----------------------------------------------------------------------------------------------------------
     Furniture and fixtures                           $        54,329        $     54,329         $          -
     Computer and office equipment                            260,218             226,218               34,000
     Test and other equipment                                 177,913             177,913                    -
     Equipment under capital lease                             45,914              45,914                    -
     -----------------------------------------------------------------------------------------------------------
                                                      $       538,374        $    504,374         $     34,000
     -----------------------------------------------------------------------------------------------------------


     -----------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
     2002                                                        Cost        amortization                value
     -----------------------------------------------------------------------------------------------------------
     Furniture and fixtures                           $        54,329        $     16,469         $     37,860
     Computer and office equipment                            250,029              53,983              196,046
     Test and other equipment                                 155,413              12,847              142,566
     Equipment under capital lease                             45,914              14,539               31,375
     Leasehold improvements                                    44,370              12,571               31,799
     -----------------------------------------------------------------------------------------------------------
                                                      $       550,055        $    110,409         $    439,646
     -----------------------------------------------------------------------------------------------------------

     Amortization expense for the year is $84,503 (2002 - $140,787) which includes the amortization of equipment under capital leases of $9,183 (2002
     - $9,183).

     As discussed in notes 14(a) and (b), the Company has ceased operations related to its Electronic Media Services Business and the Company has vacated its premises under lease subsequent to December 31, 2003. The Company has determined that these events, as well as the state of its operations at December 31, 2003, indicate that the remaining assets had little or no value in operations of the Electronic Media Services Business or expected ongoing corporate activities in subsequent years. As a result, the Company recognized a write-down of equipment and leasehold improvements of $355,010 to their estimated fair value, representing quoted prices for similar assets. The write-off of equipment and leasehold improvements is recorded in continuing operations in the consolidated statement of operations.

5.   Obligations under capital lease and operating sub-lease:

     -----------------------------------------------------------------------------------------------------------
                                                            Operating             Capital
                                                            sub-lease               lease                Total
     -----------------------------------------------------------------------------------------------------------
     Year ending December 31:

     2004                                                  $   31,435         $    14,163         $     45,598
     2005                                                      25,517              14,163               39,680
     2006                                                      15,216               5,901               21,117
     -----------------------------------------------------------------------------------------------------------
     Total minimum lease payments                              72,168              34,227              106,395
     Amount representing interest at 19.33%                         -               7,735                7,735
     -----------------------------------------------------------------------------------------------------------
     Present value of net minimum capital lease payments       72,168              26,492               98,660
     Current portion of obligation                             31,435               9,335               40,770
     -----------------------------------------------------------------------------------------------------------
                                                           $   40,733         $    17,157         $     57,890
     -----------------------------------------------------------------------------------------------------------

     Interest of $6,626 (2002 - $8,077) relating to capital lease obligations has been included in interest expense.

     The operating sub-lease obligation represents the loss on sub-lease of office space which has been recorded in 2002 (note 14(b)).


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

7.   Income taxes:

     Income tax expense (recovery) attributable to earnings (loss) from continuing operations differs from the amounts computed by applying the Canadian Federal tax rate of approximately 34% (2002-36%) to earnings
     (loss) from continuing operations before income taxes as a result of the following:

     -----------------------------------------------------------------------------------------------------------
                                                                                     2003                 2002
     -----------------------------------------------------------------------------------------------------------
     At statutory rates                                                      $   (561,857)        $   (985,933)
     Other items, primarily goodwill, change in tax rates
       and stock compensation                                                      85,624              278,433
     Change in valuation allowance                                                476,233              707,500
     State income tax paid                                                            600                1,600
     -----------------------------------------------------------------------------------------------------------
                                                                             $        600         $      1,600
     -----------------------------------------------------------------------------------------------------------


     The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities are as follows:

     ----------------------------------------------------------------------------------------------------------
                                                                                     2003                 2002
     ----------------------------------------------------------------------------------------------------------
     Deferred tax assets:
         Losses carried forward                                            $    1,615,211       $    1,600,589
         Accounting amortization in excess of tax                                 130,480                9,850
         Other                                                                     42,232               44,707
     ----------------------------------------------------------------------------------------------------------
     Total gross deferred tax assets and liabilities                            1,787,923            1,655,146
     Valuation allowance                                                       (1,787,923)          (1,655,146)
     ----------------------------------------------------------------------------------------------------------
     Net deferred tax asset                                                $            -       $            -
     ----------------------------------------------------------------------------------------------------------

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

     The Company and its subsidiary have the following non-capital losses available to reduce future taxable income, expiring as follows:

     --------------------------------------------------------------------------
     Losses of Canadian parent (stated in US dollars):
         2004                                                 $       69,972
         2005                                                        100,703
         2006                                                        112,154
         2007                                                        705,900
     --------------------------------------------------------------------------
                                                                     988,729
     Losses of US operating subsidiary:
         2010                                                        167,334
         2011                                                        777,081
         2012                                                        116,722
         2015                                                        774,016
         2016                                                        787,149
         2017                                                        843,802
         2018                                                        279,081
     --------------------------------------------------------------------------
                                                                   3,745,185
     --------------------------------------------------------------------------
     Total losses                                             $    4,733,914
     --------------------------------------------------------------------------


8.   Capital stock:

     (a)  Authorized:

          Unlimited number of common stock, no par value.

          10,000,000 class A preferred stock, no par value. No class A preferred shares have been issued as of December 31, 2003.

          20,000,000 class B preferred shares, with no par value. No class B preferred shares have been issued as of December 31, 2003.

     (b)  Issued and fully paid common shares:

         ------------------------------------------------------------------------------------------------------
                                                                  Number of            Common       Additional
                                                              common shares      share amount  paid-in capital
         ------------------------------------------------------------------------------------------------------
         Balance, December 31, 2001                              13,509,441     $   6,458,658     $    149,081

         Shares issued for cash during the period:
              Pursuant to private placements (note 8(c))          1,000,000            50,000                -
              Options exercised                                     230,250            23,025                -

         Stock-based compensation - options and
           escrow shares released                                         -                 -          457,013
         ------------------------------------------------------------------------------------------------------
         Balance, December 31, 2002 and 2003                     14,739,691     $   6,531,683     $    606,094
         ------------------------------------------------------------------------------------------------------

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

          The following summarizes changes in stock options for the twelve months ended December 31, 2003 and prior fiscal year reporting periods:

         -------------------------------------------------------------------------------------------------------
                                                         2003                                   2002
                                            ---------------------------             --------------------------
                                                       Weighted average                       Weighted average
                                              Shares     exercise price               Shares    exercise price
         -------------------------------------------------------------------------------------------------------
         Outstanding, beginning of year    5,017,870            $  0.14            5,481,300          $  0.25
         Granted                             250,000               0.10              824,020             0.66
         Granted on repricing                      -                  -            4,510,100             0.10
         Exercised                                 -                  -            (230,250)             0.10
         Forfeited                         (831,920)               0.27          (1,057,200)             0.37
         Amended on repricing                      -                  -          (4,510,100)            (0.25)
         -------------------------------------------------------------------------------------------------------
         Outstanding, end of year          4,435,950            $  0.12            5,017,870          $  0.14
         -------------------------------------------------------------------------------------------------------

          The Company has the following stock options outstanding and vested at December 31, 2003:

         -------------------------------------------------------------------------------------------------------
                                               Total              Total
                                               number            vested    Price                        Expiry
         -------------------------------------------------------------------------------------------------------
         Employees                            100,000           100,000     0.10              January 16, 2004
         Employees                             50,000            50,000     0.10                  May 24, 2004
         Employees                            100,000           100,000     0.10                   May 24,2004
         Officers/directors                   625,000           625,000     0.10            September 29, 2004
         Officer/director                     500,000           500,000     0.10              January 25, 2005
         Employees/director                   105,200           105,200     0.10             February 25, 2005
         Employee/officer/director            550,000           550,000     0.10                 June 26, 2005
         Employee                              15,750            15,750     0.10                 June 29, 2005
         Directors                            150,000           150,000     0.10                 June 30, 2005
         Director                              50,000            50,000     0.30                August 1, 2005
         Employees                             50,000            50,000     1.00               October 1, 2005
         Directors                             70,000            70,000     0.50               October 1, 2005
         Employees/director                   320,000           320,000     0.10              December 6, 2005
         Officer/director                     500,000           500,000     0.10              January 25, 2007
         Director                              25,000            25,000     0.25                March 22, 2007
         Employee/directors                 1,225,000         1,225,000     0.10                  June 30,2008
         -------------------------------------------------------------------------------------------------------
         Total                              4,435,950         4,435,950
         -------------------------------------------------------------------------------------------------------

     (e)  Repriced options:

          On February 25, 2002, the Company's Board of Directors approved a stock option repricing program for options to purchase a total of 5,281,300 common shares. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price was reduced to $0.10 per share. Holders of 4,510,100 options elected to have their options repriced. At this repricing date, the new exercise price equaled the market price of the Company's common shares. At December 31, 2002, 4,294,850 repriced stock options remain outstanding. These repriced stock options are accounted for as variable in accordance with note 3(c). Incremental stock-based compensation recognized during the year ended December 31, 2003 for employee awards subject to variable accounting due to repricing transactions totaled nil (2002 - $25,878).


9.   Related party transactions:

     (a)  Payments:

          During the year, the Company paid consulting fees of $150,000 (2002 - $150,000; 2001 - $185,000) to a company controlled by a director of the Company.

     (b)  Consulting agreements:

          (i) On March 1, 2002, the Company entered into a consulting services agreement with J. Erik Mustad "Mustad") for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the "Mustad 2002 Agreement"). On July 1, 2003 the Company entered into a new consulting services agreement with Mustad which replaced the Mustad 2002 Agreement (the "Mustad 2003 Agreement"). Pursuant to the Mustad 2003 Agreement, Mustad will provide certain services to the Company in consideration of $7,500 per month through December 31, 2003 at which time the Mustad 2003 Agreement will expire, except if the Company should receive common stock financing in a minimum gross amount of $500,000 dollars and a commitment to a total common stock financing in a minimum gross amount of $2,000,000 dollars (inclusive of the $500,000 dollars), from sources outside of the United States, on or before December 31, 2003 in which event the Agreement will be extended through December 31, 2004 with no provision for renewal. As of December 31, 2003, the Company had not secured gross equity financing of $500,000 or more and the Mustad 2003 Agreement expired under its terms. Consulting fees of $22,500 are owing at December 31, 2003 and included in accounts payable in the consolidated balance sheet.

          (ii) On March 1, 2002, the Company entered into a consulting services agreement with Interven Capital Corporation ("Interven") for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the "Interven 2002 Agreement"). Pursuant to the Interven 2002 Agreement, as amended, Interven will provide certain services to the Company in consideration of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003, to increase to $15,000 per month beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more. Through March 19, 2004, the Company had not secured gross equity financing of $2,000,000 or more.

               The Interven 2002 Agreement had an expiration date of December 31, 2003 (the "Initial Term") and could be automatically renewed for additional one-year terms unless earlier terminated. In the event of termination by the Company during the Initial Term, other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term, payable at a rate of $13,750 per month for the first four months of the Initial term and $12,500 per month (to increase to $15,000 per month if the Company had received gross equity financing of $2,000,000 or more) for the remaining 18 months of the Initial Term. As of March 19, 2004, the Interven 2002 Agreement had not been terminated.

     (c)  Finders Fee Agreement:

          On May 28, 2003 MBI entered into a finders fee agreement with The KDW Group, LLC ("KDW") of Washington, D.C. with respect to the sale of its Business Communications Services business (the "KDW Agreement"). Under the terms of the KDW Agreement, the Company paid KDW finders fees of $44,589. A director of the Company is a paid consultant of KDW Group.


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

     On May 3, 2002, the Company agreed to an out of court settlement with Prime TV in the amount of $100,000 in cash, in exchange for which the Company withdrew its complaint. As at December 31, 2002, all of this amount has been received. The recovery has been included in bad debt expense (recovery) on the consolidated statements of operations.

11.  Commitment:

     Lease commitments:

     At December 31, 2003, the Company is committed under an operating lease for office premises. Minimum lease payments are as follows:

    ---------------------------------------------------------------------------
     2004                                                        $     58,365
     2005                                                              59,949
     2006                                                              35,949
    ---------------------------------------------------------------------------
                                                                 $    154,263
    ---------------------------------------------------------------------------


12.  Contingencies:

     (a)  Finders fee agreement:

          The Company entered into a Finders Fee Agreement on June 14, 2002 with Glenara Associates of Panama City, Panama (the "Glenara Finder Fee Agreement"), under which the Company would pay to Glenara Associates a fee equal to $2,500 plus five percent (the ("Monetary Finders Fee") of any proceeds it receives as a result of money raised from a prospective financing by Kalnes A/S ("Kalnes"). In addition, the Company would issue to Glenara Associates 333,333 shares of its restricted common stock upon receipt of the first $500,000 in financing by Kalnes A/S and 666,667 shares of its restricted common stock upon receipt of an additional $1,000,000 in financing by Kalnes A/S.

          On October 15, 2002, the Company amended the Glenara Finder Fee Agreement. Under the amended terms the Monetary Finders Fee was limited to the first $15,000,000 in financing received from Kalnes on the basis of $2,500 plus 1% of any amounts received up to $5,000,000 and 2% of any amounts received in excess of $5,000,000 and up to $15,000,000.

     (b)  DCA promissory note:

          Effective September 9, 2003, MBI entered into a promissory note with Digital Communications of America, Inc. ("DCA") for $12,500 against payment of the final costs under MBI's billing agreement with DCA. The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney's fees in the event of any collection action. MBI defaulted on the note and on March 4, 2004 DCA filed a lawsuit against MBI in the district court of Oklahoma County, State of Oklahoma, to enforce its payment. DCA claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney's fees and costs of the suit, and other and further relief as the court may deem just and proper. MBI does not have sufficient funds to respond to the claims and believes that DCA will likely receive default judgment against MBI.

12.  Contingencies (continued): (c) USAC assessment:

     On October 22, 2003, MBI received a demand notice from USAC for assessed USF fees related to its Business Communications Services business in the amount of $78,531 (the "First USAC Assessment)". The First USAC Assessment included fees for the period of September 1, 2003 through September 30, 2003 during which period the Company did not sell any services subject to USAC fees. On November 1, 2003 the Company paid the First USAC Assessment in full inclusive of $50,637 paid directly by ComTech 21, LLC to USAC on behalf of MBI. The Company believes that it is owed a refund by USAC for the period of September 1, 2003 through September 30, 2003.

     On February 23, 2004, MBI received an invoice from USAC for assessed USF fees in the amount of $23,527 for the period of October 1, 2003 through December 31, 2003 (the Second USAC Assessment"). During the period of October 1, 2003 through December 31, 2003, MBI did not sell any services subject to USF fees. MBI believes that it is the policy of USAC to invoice assessments for USF fees for the entire calendar year, irrespective as to whether a company was actually in the business of providing telecommunications services assessable for USF fees for the entire year, and to provide a refund in the third calendar quarter of the following year for any amounts that were assessed incorrectly. Even though MBI did not provide any services subject to USF fees from September 1, 2003 forward it may be required to pay the Second USAC Assessment and to subsequently apply for a refund. Although, MBI is working with USAC to avoid payment of the assessment for the period October 1, 2003 through December 31, 2003, and to obtain an immediate refund for the period of September 1, 2003 through September 30, 2003, there is no assurance that MBI will be successful in these efforts.

     If MBI fails to pay the Second USAC Assessment due by USAC it may face legal sanctions which include, but are not limited to, the initiation of proceedings to recover the outstanding debt, together with any applicable administrative charges, penalties, and interest pursuant to the provisions of the Debt Collection Act of 1982 and the Debt Collection Improvement Act of 1996, as amended. In the event that proceedings against MBI are initiated, the Second USAC Assessment may be transferred to the Federal Communications Commission and/or the United States Department of Treasury for collection. In this event, the United States Department of Treasury will charge MBI an administrative penalty equal to 18% of the claimed amount due, a penalty of 6% per annum for as long as the Second USAC Assessment remains unpaid, and interest at the published investment rate for Treasury tax and loan accounts. MBI does not have sufficient cash or working capital to pay the Second USAC Assessment.

     (d)  Focal Agreement:

          On October 30, 2003, MBI entered into a term service order with Focal Communications ("Focal") under which MBI became obligated for minimum payments of $3,767 per month through October 30, 2005 and payments of $350 per month on a month to month basis. Under the service agreement, Focal was required to provide storage, data lines and internet access services. MBI has defaulted on payments to Focal and the agreement was terminated in 2004. Focal has engaged a collection agent to enforce payment under the agreement claiming MBI owes Focal $133,198 including interest and collection costs. Excess amounts claimed of $129,502 over amounts recorded in accounts payable will be recorded as a loss on service agreement in the consolidated statement of operations in 2004. There can be no assurance that Focal will not take legal action against MBI to enforce its rights to collect. To the extent that Focal takes action to enforce its rights, MBI will be unable to pay Focal and there will be substantial doubt that MBI will have the ability to carry on as a going concern. All amounts owing to Focal, as determined by management have been accrued for in accounts payable and accrued liabilities.

     (e)  Settlement Agreement payable:

          On May 12, 2003, the Company received the final ruling and notice of arbitration award related to the termination of Joseph Karwat ("Karwat") in the amount of $292,953 (the "Final Arbitration Award"). On June 16, 2003, the Company entered into settlement and security agreements (respectively the "Settlement Agreement" and the "Security Agreement") with Karwat with respect to payment of the Final Arbitration Award. Under the terms of the Security Agreement, the Company granted Karwat a blanket security interest in all of the company's assets including the assets of its wholly owned subsidiary MBI. The security interest is to be removed upon final payment of amounts due under the Settlement Agreement.

          On August 11, 2003, the EPLI policy insurer paid the Company $90,205 representing amounts they believe are subject to coverage under the EPLI policy. On January 9, 2004, the Company entered mediation with the EPLI policy insurer at which time the EPLI policy insurer refused further payment on the claim. The Company is considering the commencement of a lawsuit against the EPLI insurer if it can obtain sufficient additional capital to fund litigation. There can be no assurance that the Company will be able to fund the legal costs, expense and other fee obligations which may be incurred as result of pursuing actions against its EPLI policy insurer, or that, if funded, the Company will prevail in litigation. The outstanding balance at December 31, 2003 owing pursuant to the Settlement Agreement is $47,132. To March 19, 2004, the Company is in compliance with the terms of the Settlement Agreement.

13.  Segmented information and financial instruments:

     (a)  Segmented information:

          The Company operates primarily in the United States through MBI, its US subsidiary. All of the Company's revenues are generated in the United States. The following table sets out the location of the Company's assets for the years presented:

         -------------------------------------------------------------------------------------------------------
                                                        United States              Canada         Consolidated
         -------------------------------------------------------------------------------------------------------
         2002                                        $      1,071,723        $    284,093       $    1,355,816
         2003                                                  67,115             204,399              271,514
         -------------------------------------------------------------------------------------------------------

     (b)  Financial instruments:

          Fair value:

          The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and Settlement Agreement payable. The carrying value of these instruments approximates their fair value due to their immediate or short-term to maturity or their ability for liquidation at comparable amounts.

         The Company's obligations under capital lease and operating sublease are also financial instruments. The carrying value of these instruments approximates their fair value. Fair value was determined based on estimated future cash flows discounted using the current market rate for debt under similar circumstances with similar terms and remaining maturities.


14.  Subsequent events:

     (a)  Closure of Electronic Media Service Business:

          On February 27, 2004, MBI discontinued its Electronic Media Services business. The Company was not able to raise additional funding to support the Electronic Media Services business, including costs to maintain and repair hardware and software systems which caused system downtime. MBI does not intend to resume it Electronic Media Services business in the future. MBI believes that there is little or no value with respect to its assets associated with the Electronic Media Service business and as a result has recognized impairment loss on certain fixed assets (note 4).

     (b)  Watergate Lease:

          On March 5, 2004, the Company vacated the Watergate premises and ceased making required lease payments. The Company is currently under negotiations with Equity Office Properties Trust (`Equity"), the lessor, regarding early termination of the Watergate Lease. There is no assurance that the Company will be able to reach an agreement with Equity regarding early termination of the Watergate Lease. If the Company cannot reach an agreement to terminate the Watergate Lease, the Company does not have sufficient financial resources to fulfill its obligations under the lease. To the extent that Equity takes action to enforce its rights under the lease, and that any part of amounts due Equity cannot be paid, there will be a material adverse impact on the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.



PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     All of the directors of the Company are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with the Company's Articles or the Canada Business Corporations Act. The Company's last annual regular general meeting was held on June 30, 2003. The Company's executive officers are appointed by and serve at the pleasure of the Board of Directors.

     As of December 31, 2003, the following persons were directors and/or executive officers of the Company:

--------------------------------------------------------------------------------------------------------
                                        Director/Officer since(2)   Principal occupation during the
Name and present office held                                        preceding five years
--------------------------------------------------------------------------------------------------------
J. Erik Mustad                          July 11, 1996               Director, Chairman and CEO,
Green Brae, California U.S.A.                                       E*Comnetrix Inc.
Chief Executive Officer and Director
--------------------------------------------------------------------------------------------------------
Mark M. Smith(1)                        July 11, 1996               Director, President, Chief Financial
Sparks, Nevada U.S.A.                                               Officer and Secretary, E*Comnetrix
President, Chief Financial Officer                                  Inc.
and Director
--------------------------------------------------------------------------------------------------------
Jim Miller(1)                           May 31, 2002                Self-employed Businessman
--------------------------------------------------------------------------------------------------------
Ernie Kelly(3)                          October 1, 2002             2002 to present, a consultant with the
                                                                    KDW Group, a business and financial
                                                                    consulting firm.
--------------------------------------------------------------------------------------------------------
Thomas Wharton                          December 20, 1995           Self-employed Businessman
Vancouver, B.C. Canada
Director
--------------------------------------------------------------------------------------------------------
(1)  Member of the Company's audit committee.
(2)  Directors  serve until their  successors  are  nominated and elected by the shareholders  and Officers  serve until their  successors are nominated and appointed  by the Board of  Directors.  On June 30, 2003 Stuart  Rogers,  a
     director, resigned from the Board of Directors.
(3)  On January 21, 2004 Ernie  Kelly,  a director,  resigned  from the Board of
     Directors.

J. Erik Mustad, Chief Executive Officer and Director, Age 63

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


Mark M. Smith, President, Chief Financial Officer  and Director, Age 45

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


Jim Miller, Director, Age 54

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


Ernie Kelly, Director, Age 53

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

Thomas Wharton, Director, Age 60

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

     Board Committees

     The only standing committee of the Board of Directors of the Company is an Audit Committee. The Audit Committee of the Company's Board of Directors currently consists of three (3) individuals including two outside directors, being Jim Miller (chairman of the Audit Committee) and Thomas Wharton and one inside director being Mark Smith. This committee is directed to review the scope, cost and results of the independent audit of the Company's books and records, the results of the annual audit with management and the adequacy of the Company's accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by the Company's independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting or financial matters. Such reviews are carried out with the assistance of the Company's auditors and senior financial management. None of the Company's directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company.

     Board and Committee Meetings

     During 2003, the Board of Directors met 5 times including participants by telephone and by consent. During 2003, the Audit Committee met once.

     From December 31, 2002 to March 15, 2003, the Board of Directors of the Company has met 1 time. The Company believes that the Board of Directors will meet in April 2003 to discuss, among other things, the timing of an annual general meeting of shareholders for 2003.

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

     To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10% beneficial owners made all required filings on a timely basis for the fiscal year ended December 31, 2003.

     Code of Ethics

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver from, its code of ethics, by filing on form 8-K.

ITEM 10. EXECUTIVE COMPENSATION.

     The Company grants stock options to directors, executive officers and employees. See "Options Grants and Option Exercises."

     The following table sets forth the compensation for the years indicated paid to J. Erik Mustad, Chief Executive Officer of the Corporation, and each executive officer of the Company that earned a salary and bonus for such fiscal year in excess of $100,000 (each, a "Named Executive Officer").

---------------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation                Long Term Compensation
                                     --------------------------------- -------------------------------------
                                                                                Awards            Payouts
                                                                       ------------------------- -----------
                                                                       Securities    Restricted
                                                             Other        Under      Shares or
                                                            Annual       Options     Restricted               All Other
                                                          Compensation   Granted    Share Units   LTIP(2)    Compensation
Name and Principal                   Salary(1)    Bonus       ($)          (#)          ($)        Payouts       ($)
     Position          Year Ended       ($)        ($)                                               ($)
---------------------------------------------------------------------------------------------------------------------------
J. Erik Mustad          2003/12/31     $85,000      Nil         Nil         Nil             Nil        Nil           Nil
Chairman & Chief        2002/12/31     $72,000      Nil         Nil         Nil             Nil        Nil           Nil
Executive Officer       2001/12/31    $140,000      Nil         Nil         Nil             Nil        Nil           Nil
---------------------------------------------------------------------------------------------------------------------------
Mark M. Smith(3)        2003/12/31    $150,000      Nil         Nil         Nil             Nil        Nil           Nil
President               2002/12/31    $150,000      Nil         Nil         Nil             Nil        Nil   $400,000(4)
Chief Financial         2001/12/31    $185,000      Nil         Nil     340,000             Nil        Nil           Nil
Officer                                                                                                              Nil
---------------------------------------------------------------------------------------------------------------------------
(1)  All dollar amounts are in US dollars.

(2) "LTIP" or "long term incentive plan" means any plan that provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units. (3) Paid to Interven Capital Corporation. See "Employment and Employee Incentive Contracts". (4) Compensation expense of $400,000 representing the intrinsic value of shares and warrants recorded to contracting and consulting services.

     The aggregate direct remuneration paid or payable by the Company and its subsidiaries to the directors and Named Executive Officers of the Company, for their services in all capacities, during the fiscal year ended December 31, 2003 was $235,000.


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


OPTION GRANTS

     The following table sets forth information regarding stock option grants to the Company's executive officers and directors during the year ended December 31, 2003:

--------------------------------------------------------------------------------------------------------------------
         Individual                                                Option Grants
--------------------------------------------------------------------------------------------------------------------
           (a)                          (b)                     (c)                     (d)               (e)
--------------------------------------------------------------------------------------------------------------------
                                       Number of             % of Total
                                       Securities          Options Granted
                                  Underlying Options       to Employees in          Base Price
          Name                        Granted (#)             Fiscal Year              ($/Sh)          Expiration Date
--------------------------------------------------------------------------------------------------------------------
J. Erik Mustad                               Nil                   Nil                   Nil                 Nil
--------------------------------------------------------------------------------------------------------------------
Mark M. Smith                                Nil                   Nil                   Nil                 Nil
--------------------------------------------------------------------------------------------------------------------
Jim Miller                                50,000                20.00%                 $0.10             6/30/05
--------------------------------------------------------------------------------------------------------------------
Ernie Kelly                               50,000                20.00%                 $0.10             6/30/05
--------------------------------------------------------------------------------------------------------------------
Thomas Wharton                            50,000                20.00%                 $0.10             6/30/05
--------------------------------------------------------------------------------------------------------------------


OPTION EXERCISES.

     The following table sets forth details of each exercise of stock options during the financial year ended December 31, 2003 by any of the directors and Named Executive Officers, and the financial year end value of unexercised options on an aggregate basis. During the Company's most recently completed fiscal year ended December 31, 2003, and through the period ending March 15, 2004, no options and other rights to purchase securities of the Company were exercised by the directors and executive officers of the Company other than as set forth below.

--------------------------------------------------------------------------------------------------------------------
             Name                 Securities    Aggregate Value      Unexercised Options      Value of Unexercised
                                  Acquired on   Realized ($)(1)         At FY-End (#)         in the Money-Options
                                 Exercise (#)                           Exercisable/               at FY-End
                                                                        Unexercisable           ($) Exercisable/
                                                                                               Unexercisable (2)
--------------------------------------------------------------------------------------------------------------------
J. Erik Mustad                      Nil               Nil          1,125,000(exercisable)       Nil (exercisable)
                                                                    Nil (unexercisable)         Nil (unexercisable)
--------------------------------------------------------------------------------------------------------------------
Mark M. Smith                       Nil               Nil           2,465,000 (exercisable)     Nil (exercisable)
                                                                     Nil (unexercisable)        Nil (unexercisable)
--------------------------------------------------------------------------------------------------------------------
Jim Miller                          Nil               Nil           125,000 (exercisable)       Nil (exercisable)
                                                                     Nil (unexercisable)        Nil (unexercisable)
--------------------------------------------------------------------------------------------------------------------
West Oak Capital Group Inc.         Nil               Nil            Nil (exercisable)          Nil (exercisable)
(Stuart Rogers)(3)                                                   Nil (unexercisable)        Nil (unexercisable)
--------------------------------------------------------------------------------------------------------------------
Ernie Kelly                         Nil               Nil            100,000 (exercisable)      Nil (exercisable)
                                                                     Nil (unexercisable)        Nil (unexercisable)
--------------------------------------------------------------------------------------------------------------------
Thomas Wharton                      Nil               Nil            95,000 (exercisable)       Nil (exercisable)
                                                                     Nil (unexercisable)        Nil (unexercisable)
--------------------------------------------------------------------------------------------------------------------
(1)  Based on NASD OTCBB closing price on the date of exercise.
(2)  In-the-money  options  are those where the market  value of the  underlying securities  at the  fiscal  year-end  exceeds  the  exercise  price  of the options.  The closing price of the  Company's  shares on December 31, 2003, being the last day the  Company's  common  shares traded during 2003 on the
     NASD Over the Counter Bulletin Board, was $0.03.
(3)  Mr. Rogers  resigned from the Board of Directors of the Company on June 30,
     2003.


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

     Amendment of Expiration Dates

     During  the  Company's  fiscal  year  ended  December  31,  2003,   options
previously granted to two (2) Named Executive Officers were amended as to expiration date.

     By agreement dated September 9, 2000, the Company granted to J. Erik Mustad options to purchase up to three hundred seventy-five thousand (375,000) common shares expiring on September 9, 2004. Pursuant to an amendment to the agreement dated June 30, 2003 the expiration date was changed to June 30, 2008.

     By agreement dated April 9, 2000, the Company granted to Mark M. Smith options to purchase up to seven hundred fifty thousand (750,000) common shares expiring on April 9, 2005. Pursuant to an amendment to the agreement dated June 30, 2003 the expiration date was changed to June 30, 2008.

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

     As of December 31, 2003, there were options to purchase 1,731,020 common shares issued and outstanding under the Amended 2000 Plan, 1,225,250 common shares have been issued pursuant to options granted, 200,000 options have expired unexercised, 1,225,250 options have been exercised, 1,682,460 options have been cancelled and 4,843,730 common shares were available to be granted after December 31, 2003 under the Amended 2000 Plan. All of the remaining options available for grant pursuant to the terms of the Amended 2000 Plan may be granted without further regulatory or shareholder approvals.

     On May 7, 2003, the board of directors of the Company approved the Company's Stock Option Plan (2003) (the "2003 Plan"). The 2003 Plan authorized the granting of 5,000,000 options to purchase common shares. The 2003 Plan subsequently received shareholder approval at the Company's annual meeting held on June 30, 2003.

     As of December 31, 2003, no options to purchase common shares had been issued under the 2003 Plan. All of the remaining options available for grant pursuant to the terms of the 2003 Plan may be granted without further regulatory or shareholder approvals.

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

     On March 1, 2002, the Company entered into a consulting services agreement with J. Erik Mustad "Mustad") for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the "Mustad 2002 Agreement"). On July 1, 2003, the Company entered into a new consulting services agreement with Mustad which replaced the Mustad 2002 Agreement (the "Mustad 2003 Agreement"). Pursuant to the Mustad 2003 Agreement, Mustad will provide certain services to the Company in consideration of $7,500 per month through December 31, 2003 at which time the Mustad 2003 Agreement will expire, except if the Company should receive common stock financing in a minimum gross amount of $500,000 dollars and a commitment to a total common stock financing in a minimum gross amount of $2,000,000 dollars (inclusive of the $500,000 dollars), from sources outside of the United States, on or before December 31, 2003 in which event the Agreement will be extended through December 31, 2004 with no provision for renewal. As of December 31, 2003, the Company had not secured gross equity financing of $500,000 or more and the Mustad 2002 Agreement expired under it terms.

     On March 1, 2002, the Company entered into a consulting services agreement with Interven Capital Corporation ("Interven") for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the "Interven 2002 Agreement"). Pursuant to the Interven 2002 Agreement, as amended, Interven will provide certain services to the Company in consideration of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003, to increase to $15,000 per month beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more. Through March 15, 2004, the Company had not secured gross equity financing of $2,000,000 or more.

     The Interven 2002 Agreement had an expiration date of December 31, 2003 (the "Initial Term") and could be automatically renewed for additional one-year terms unless earlier terminated. In the event of termination by the Company during the Initial Term, other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term, payable at a rate of $13,750 per month for the first four months of the Initial term and $12,500 per month (to increase to $15,000 per month if the Company had received gross equity financing of $2,000,000 or more) for the remaining 18 months of the Initial Term. As of March 15, 2004 the Interven 2002 Agreement had not been terminated.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER RELATED STOCKHOLDER MATTERS.

     The Company is authorized to issue an unlimited number of common shares without par value ("Common Shares"), and 10,000,000 are Class A Preferred Shares (the "Class A Preferred Shares") without par value, and 20,000,000 Class B Preferred Shares (the "Class B Preferred Shares") without par value. As of December 31, 2003 and March 15, 2004, 14,739,691 Common Shares and no Preferred Shares were issued and outstanding.

     Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership." Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common shares subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.

     The following table sets forth information concerning the beneficial ownership of the Company's outstanding common shares as of March 15, 2004 for, each of the Company's directors and executive officers individually, each person or group that the Company knows owns beneficially more than 5% of the Company's common shares, and all directors and executive officers as a group. Except as otherwise indicated, the Company believes the beneficial owners of the common shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

-------------------------------------------------------------------------------------------------------------
Title of Class            Identity of                          Number of               Percentage of Class(1)
                          Persons or Group                   Shares Owned
-------------------------------------------------------------------------------------------------------------
Common Shares             J. Erik Mustad                      1,830,800(2)                  12.4%(2)
-------------------------------------------------------------------------------------------------------------
Common Shares             Mark M. Smith                       4,565,000(3)                  30.9%(3)
-------------------------------------------------------------------------------------------------------------
Common Shares             Jim Miller                            130,000(4)                     - (5)
-------------------------------------------------------------------------------------------------------------
Common Shares             Thomas Wharton                         95,000(6)                     - (5)
-------------------------------------------------------------------------------------------------------------
Common Shares             Joseph Karwat                       1,553,427(7)                  10.5%(7)
-------------------------------------------------------------------------------------------------------------
Common Shares             Officers, Directors,                8,174,227(8)                  55.46%(8)
                          Insiders as a group
-------------------------------------------------------------------------------------------------------------
(1)  Based on the 14,739,691 shares outstanding as of March 15, 2004.
(2)  Includes  705,800  common  shares and vested  options to acquire  1,125,000 common  shares of the Company  exercisable  within  sixty days of March 15,
     2004.
(3)  Includes  1,100,000  common shares and vested options to acquire  2,465,000 common  shares of the Company  exercisable  within  sixty days of March 15,
     2004 and 1,000,000 share purchase warrants exercisable within sixty days of
     March 15, 2004.
(4)  Includes 5,000 common shares and vested  options to acquire  125,000 common shares of the Company exercisable within sixty days of March 15, 2004.
(5)  Less than one percent (1%).
(6)  Consists of vested  options to acquire  95,000 common shares of the Company exercisable within sixty days of March 7, 2004.
(7)  Includes 1,553,427 common shares; based upon the Company's best estimate of the holdings.
(8)  Includes  3,359,227  common shares and vested options to acquire  3,850,000 common shares of the Company within sixty days of March 7, 2004.


     There are no arrangements known to the Company that may, at a subsequent date, result in a change in control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

     The following table includes information as of December 31, 2003 for all compensatory plans previously approved by the Company's security holders and all compensatory plans not previously approved by the Company's security holders.

         Equity Compensatory Plan Information

-------------------------------------------------------------------------------------------------------------------
Plan Category                     Number of Securities to be     Weighted Average Exercise    Number of Securities
                                   Issued Upon Exercise of        Price of Outstanding       Remaining Available for
                                     Outstanding Options,         Options, Warrants and       Future Issuance Under
                                     Warrants and Rights                Rights             Equity Compensation Plans
                                                                                             (excluding securities
                                                                                            reflected in column (a))

                                          (a)                           (b)                             (c)
-------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans              1,731,020(1)                     $0.17                      9,843,730
Approved by Security Holders
-------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Not          3,704,930(2)                     $0.09                         Nil
Approved by Security Holders
-------------------------------------------------------------------------------------------------------------------
Total                                    5,435,950                      $0.12                      9,843,730
-------------------------------------------------------------------------------------------------------------------
(1)  Includes 465,070 options held by officers and directors.
(2)  Includes  2,704,930  options held by officers and  directors  and 1,000,000 warrants held by an officer and director.


     Description of Stock Option Plans

     See "Executive Compensation - Stock Option Plans" for a description of the Company's stock option plans.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except for (a) the transactions described below, (b) the ownership of the Company's securities, (c) the compensation described herein, and (d) advances to and by certain officers to or from the Company to cover expenses, all of which were reimbursed or repaid without interest, none of the directors, executive officers, holders of ten percent of the Company's outstanding Common Shares, or any associate or affiliate of such person, have, to the knowledge of the Company, had a material interest, direct or indirect, during the two fiscal years ended December 31, 2003 and 2002, in any transaction or proposed transaction which may materially affect the Company.

     On May 28, 2003 the Company entered into a finders fee agreement with The KDW Group, LLC ("KDW") of Washington, D.C. (the "KDW Agreement"). Under the terms of the KDW Agreement the Company paid KDW finders fees of $44,589. A director of the Company is a paid consultant of KDW.

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

10.11 (2)(3)        Network Resell  Services  Agreement by and between  Alliance
                    Group Services, Inc. and US Voice Telemanagement, Inc., effective March 31, 1999, previously filed as Exhibit 3.11

Exhibit No.         Description
-----------         -----------
10.12 (2)(3)        Commercial  Revolving  Loan and  Security  Agreement  by and
                    between Alliance Group Services, Inc. and USV Telemanagement
                    Inc., effective March 31, 1999,  previously filed as Exhibit
                    3.12

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

10.27(5) Incentive Stock Option Agreement with Trevor Gibbs dated April 19, 2000, previously filed as Exhibit 4.8

Exhibit No.         Description
-----------         -----------
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

10.41(8)            Form of Amendment to Stock Option Agreement,  dated June 26,
                    2000

10.42(8)            Form of Amendment to Stock Option Agreement, dated March 16,
                    2001

10.43(8) Termination of Stock Appreciation Rights Agreement by and between E*Comnetrix Inc. and Mark Smith, dated November 7, 2000

10.44(8) Employment Agreement by and between E*Comnetrix Inc. and Joseph Karwat, dated August 7, 2000

10.45(8)            Form of Bonus Compensation Agreement, dated August 21, 2000

10.46(8) Share Exchange Agreement by and between certain shareholders of Exstream Data Inc. and E*Comnetrix Inc., dated August 7, 2000

Exhibit No.         Description
-----------         -----------
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

10.62(12)           Finder's  Agreement  dated May 28,  2003 by and  between KDW
                    Group and Moving Bytes, Inc. (previously filed as Exhibit 4)

14.1                Code of Conduct

21.1                List of Subsidiaries

23.1                Consent of KPMG LLP

31.1 Section 302 Certificates of Chief Executive Officer and Chief Financial Officer

32.1 Section 906 Certificates of Chief Executive Officer and Chief Financial Officer
--------------------------
(1)  Previously filed on Form 20-F dated April 20, 1999.
(2) Confidential treatment has been requested with respect to portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24(b)-2(b) of the Securities Exchange Act of 1934, as amended.
(3)  Previously filed on Form 20-F/A dated June 4, 1999.
(4)  Previously filed on Form S-8 dated September 8, 1999.
(5)  Previously filed on Form S-8 dated May 31, 2000.
(6)  Previously filed on Form 20-F dated June 12, 2000.
(7)  Previously filed on Form S-8 dated November 16, 2000.
(8)  Previously filed on Form 10-KSB dated May 8, 2001.
(9)  Previously filed on Form 10-QSB dated August 14, 2001.
(10) Previously filed on Form 10-KSB dated March 28, 2002.
(11) Previously filed on Form 10-QSB dated August 14, 2003.
(12) Previously filed on Form 8-K dated October 2, 2003.

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

     The Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

     There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2003 that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Audit Fees

     The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal years ended December 31, 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $14,500 and $33,750, respectively.

     Audit Related Fees

     The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for fiscal 2003 and 2002 were approximately $18,500 and $16,500, respectively.

     Tax Fees

     The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2003 and 2002 were approximately $0 and $0, respectively.

     All Other Fees

     The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2003 and 2002 were approximately $0 and $0, respectively.

     The Company's audit committee has the sole authority to review in advance, and grant any appropriate pre-approvals, of all non-audit services to be provided by our independent auditors and, in connection therewith, to approve all fees and other terms of engagement.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     MOVING BYTES INC.



Date:  April 9, 2004                 /s/ Mark Smith
                                     ------------------------------------
                                     Mark M. Smith, President and Chief
                                     Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                               Date
---------                      -----                               ----


/s/ J. Erik Mustad             Chief Executive Officer and       April 9, 2004
-------------------------      Director
J. Erik Mustad



/s/ Mark M. Smith              Chief Financial Officer,          April 9, 2004
-------------------------      President and Director
Mark M. Smith                  (principal financing officer)



/s/ Jim Miller                 Director                          April 9, 2004
-------------------------
Jim Miller



/s/ Thomas Wharton             Director                          April 9, 2004
-------------------------
Thomas Wharton