Form 10QSB
period 2004-03-31
MOVING BYTES INC
filed 2004-05-24
CIK 1085104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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


     State the shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: May 21, 2004: 14,739,691 Common Shares

     Transitional Small Business Disclosure Format (Check One): Yes ___ No X -

                                MOVING BYTES INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS




PART I.  INTERIM FINANCIAL INFORMATION

     ITEM 1. FINANCIAL INFORMATION

             Consolidated Balance Sheets (Unaudited)
             March 31, 2004 and December 31, 2003 .............................2

             Consolidated Statements of Operations and Deficit (Unaudited)
             Three Months Ended March 31, 2004 and 2003 and Period
             from Inception of Development Stage on February 27, 2004
             to March 31, 2004 ................................................3

             Consolidated Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 2004 and 2003 and Period from Inception of Development Stage on February 27, 2004 to March 31, 2004 ................................................4

             Notes to Consolidated Financial Statements (Unaudited) ...........6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .......................................19

     ITEM 3. CONTROLS AND PROCEDURES .........................................26


  PART II.   OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS ...............................................27

     ITEM 2. CHANGES IN SECURITIES ...........................................27

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES .................................27

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............27

     ITEM 5. OTHER INFORMATION ...............................................27

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................27

     SIGNATURES ..............................................................32

NOTE REGARDING FORWARD LOOKING STATEMENTS


Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's limited operating history; the Company's termination of its business operations; the Company's immediate need for additional capital to continue as a going concern; the Company's inability to meet its current and long-term debt obligations and contractual obligations; the Company's current lack of a business strategy or plan; the price of the Company's common shares and the lack of a trading market for such shares; risk related to litigation; competition; dependency on effective information systems, dependency on key personnel and other risks associated with companies in the development stage.

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

                     PART I. INTERIM FINANCIAL INFORMATION

     ITEM 1. FINANCIAL INFORMATION


MOVING BYTES INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(Expressed in United States dollars)


---------------------------------------------------------------------------------------------------------------
                                                                                March 31,         December 31,
                                                                                     2004                 2003
---------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Assets

Current assets:
     Cash and cash equivalents                                                 $   47,655          $   204,399
     Accounts receivable, less allowance for doubtful accounts of
       $16,782 (December 31, 2003 - $20,388)                                        4,539               30,577
     Prepaid expenses                                                              36,000                2,538
---------------------------------------------------------------------------------------------------------------
                                                                                   88,194              237,514

Equipment and leasehold improvements (note 4)                                      19,000               34,000
---------------------------------------------------------------------------------------------------------------
                                                                               $  107,194          $   271,514
---------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
     Accounts payable                                                          $  116,492          $    80,485
     Accrued liabilities                                                          135,881               36,596
     Settlement Agreement payable (note 8(e))                                      35,567               47,132
     Current portion of obligations under capital lease and
       operating sub-lease (note 5)                                                31,338               40,770
---------------------------------------------------------------------------------------------------------------
                                                                                  319,278              204,983

Obligations under capital lease and operating sub-lease (note 5)                   57,888               57,890

Shareholders' equity (deficiency):
     Capital stock (note 6)                                                     6,531,683            6,531,683
     Additional paid-in capital (note 6)                                          606,094              606,094
     Deficit accumulated during development stage                                 (21,373)                   -
---------------------------------------------------------------------------------------------------------------
     Accumulated Deficit                                                       (7,386,376)          (7,129,136)
---------------------------------------------------------------------------------------------------------------
     Shareholders' Equity                                                        (269,972)               8,641
---------------------------------------------------------------------------------------------------------------
                                                                               $  107,194          $   271,514
---------------------------------------------------------------------------------------------------------------


Going concern (note 2)
Contingencies (note 8)
Subsequent events (note 10)


See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in United States dollars)

------------------------------------------------------------------------------------------------------------------
                                                                                                     Period from
                                                                                                    inception of
                                                                                                     development
                                                                                                        stage on
                                                                                                    February 27,
                                                                       Three months ended                2004 to
----------------------------------------------------------------------------------------------------------------
                                                                  March 31,           March 31,        March 31,
                                                                       2004                2003             2004
                                                                                      (restated
                                                                                 - note (2(b)))
------------------------------------------------------------------------------------------------------------------
Revenue                                                          $   60,629         $   164,656        $       -

Cost of goods sold:
     Transmissions and services                                      23,760              33,423                -
     Commissions                                                          -               4,763                -
     Other                                                             (127)              1,293                -
------------------------------------------------------------------------------------------------------------------
                                                                     23,633              39,479                -
------------------------------------------------------------------------------------------------------------------
Gross profit                                                         36,996             125,177                -

Expenses (recovery):
     Advertising and promotion                                        5,904                (562)             560
     Amortization                                                    15,000              20,925                -
     Bad debt expense (recovery)                                     (2,960)             (1,391)               -
     Bank charges                                                     1,357               4,394              507
     Consulting services                                             64,010              64,151           15,000
     Communications services                                          8,732              10,408               60
     Insurance                                                       12,594              19,605            3,531
     Legal and accounting                                            20,616               4,183                -
     Loss on arbitration (note 8(e))                                      -             191,500                -
     Loss on service agreement (note 8(d))                          122,058                   -                -
     Miscellaneous                                                    4,184               5,650              974
     Rent                                                            10,249              38,039                -
     Salaries                                                        53,093             224,775                -
     State and local taxes                                            5,812               6,244                -
     Travel and entertainment                                         1,342               3,732              741
------------------------------------------------------------------------------------------------------------------
                                                                    321,991             591,653           21,373
------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before undernoted                  (284,995)           (466,476)         (21,373)

Other income (expense):
     Interest income                                                     10                 276                -
     Interest expense                                                (2,307)             (1,928)               -
     Other income (expense)                                           8,679                   -                -
------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                (278,613)           (468,128)         (21,373)
Income taxes                                                              -                   -
------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                    (278,613)           (468,128)         (21,373)

Gain from discontinued operations of Business Communication               -             224,885                -
   Services segment  (note 2(b))
------------------------------------------------------------------------------------------------------------------
Loss for the period, carried forward                               (278,613)           (243,243)         (21,373)

MOVING BYTES INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations and Deficit, Continued
(Unaudited)
(Expressed in United States dollars)



------------------------------------------------------------------------------------------------------------------
                                                                                                     Period from
                                                                                                    inception of
                                                                                                     development
                                                                                                        stage on
                                                                                                    February 27,
                                                                       Three months ended                2004 to
----------------------------------------------------------------------------------------------------------------
                                                                  March 31,           March 31,        March 31,
                                                                       2004                2003             2004
                                                                                      (restated
                                                                                 - note (2(b)))
------------------------------------------------------------------------------------------------------------------

Loss for the period, brought forward                           $   (278,613)       $   (243,243)       $ (21,373)

Accumulated deficit, beginning of period                         (7,129,136)         (6,488,442)               -
------------------------------------------------------------------------------------------------------------------

,Accumulated deficit, end of period                            $ (7,407,749)         (6,738,427)         (21,373)
------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share (note 3(b)):
     Continuing operations, basic and diluted                  $      (0.02)       $      (0.03)       $       -
     Discontinued operations, basic and diluted                           -                0.01                -
     Loss, basic and diluted                                          (0.02)              (0.02)               -

Weighted average number of shares outstanding,
   basic and diluted                                             14,739,691          14,739,691       14,739,691
------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)


------------------------------------------------------------------------------------------------------------------
                                                                                                     Period from
                                                                                                    inception of
                                                                                                     development
                                                                                                        stage on
                                                                                                    February 27,
                                                                       Three months ended                2004 to
----------------------------------------------------------------------------------------------------------------
                                                                  March 31,           March 31,        March 31,
                                                                       2004                2003             2004
                                                                                      (restated
                                                                                 - note (2(b)))
------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss from Continuing Operations                           $   (278,613)           (468,128)         (21,373)
     Items not involving cash:
         Amortization                                                15,000              20,925                -
     Change in non-cash operating working capital:
         Accounts receivable                                         26,038              18,220                -
         Prepaid expenses                                           (33,462)            (19,447)             390
         Accounts payable                                            36,007             180,834                -
         Accrued liabilities                                         99,285                   -           (3,351)
         Settlement agreement payable                               (11,565)                  -                -
----------------------------------------------------------------------------------------------------------------------
     Cash flows provided by (used in) continuing operations        (147,310)           (267,596)         (24,334)

     Cash flows provided by discontinued operations                       -             261,228                -
----------------------------------------------------------------------------------------------------------------------
     Cash flow used in operating activities                        (147,310)             (6,368)         (24,334)

Investments:
     Purchase of equipment                                                -             (30,187)               -
     Other assets                                                         -                (840)               -
----------------------------------------------------------------------------------------------------------------------
     Cash flows used in investing activities                              -             (31,027)               -

Financing:
     Lease payments                                                  (9,434)            (15,836)               -
----------------------------------------------------------------------------------------------------------------------
     Cash flows used in financing activities                         (9,434)            (15,836)               -
----------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                              (156,744)            (53,231)         (24,334)

Cash and cash equivalents, beginning of period                      204,399             284,093           71,989
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $     47,655         $   230,862        $  47,655
----------------------------------------------------------------------------------------------------------------------
Supplementary information:
     Interest received                                         $         10         $       276        $       -
     Interest paid                                                        -               1,928                -
     Income taxes paid                                                    -               1,600                -
----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

MOVING BYTES INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)
================================================================================


1.   Operations:

     Moving Bytes Inc. (the "Company" or "Moving Bytes") is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol "MBYTF". Effective February 27, 2004, the Company had no active operations and the Company entered the development stage. Previously the Company, through its wholly owned subsidiary Moving Bytes, Inc. ("MBI"), was in the business of selling telecommunication and data, transmission and access services ("Business Communications Services"), and electronic document processing and management services ("Electronic Media Services") to commercial customers. On September 1, 2003, the Company sold its Business Communications Services business (note 2(b)). On February 27, 2004, MBI discontinued its Electronic Media Services business (note 2(c)).

     The consolidated financial statements include the accounts of Moving Bytes and MBI. All material intercompany balances and transactions have been eliminated on consolidation.


2.   Going concern:

     (a) These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company incurred net losses of $278,613 for the three months ended March 31, 2004 and has an accumulated deficit at March 31, 2004 of $7,407,749. The Company had a working capital deficit and shareholder's deficit at March 31, 2004 of $231,084 and $262,972 respectively.

          As discussed in note 2(b), the Company sold its Business Communications Services business in September 2003 to provide additional interim funding to repay suppliers and creditors and allow the Company to focus on its Electronic Media Services business. As discussed in note 2(c), on February 27, 2004, MBI closed its Electronic Media Services business. The Company currently has no intention to resume its Electronic Media Services business in the future. The Company has written down assets of the Electronic Media
          Services business to their fair value or net realizable value representing estimated proceeds of sale, net of estimated disposal costs. The Company has defaulted and received demand notices on certain of its debt repayment obligations (notes 5 and 8). Effective February 27, 2004, the Company has no operating segments and became a development stage company.

          Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company. Possible future opportunities could involve partnering with third parties to enter into new business opportunities or dissolution of the Company. The Company is actively seeking new business opportunities.

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

          As of December 31, 2003, MBI had received payments from ComTech 21 totaling $891,168 as payment in full on the transaction including
          $438,311 in cash payments made directly to MBI and $452,857 in payments made by ComTech 21 on behalf of MBI to third party suppliers and creditors.

     (c)  Closure of Electronic Media Service Business:

          On February 27, 2004, MBI discontinued its Electronic Media Services business. The Company was not able to raise additional funding to support the Electronic Media Services business, including costs to maintain and repair hardware and software systems which caused system downtime. MBI does not intend to resume it Electronic Media Services business in the future. The Company determined that these events, as well as the state of operations at December 31, 2003, indicated that there was little or no value with respect to its assets associated with the Electronic Media Service business and as a result has recognized impairment loss on certain fixed assets on December 31, 2003 (note 4).


3.   Significant accounting policies:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and
     Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financials statements should be read with the annual audited financials statements and other footnotes thereto included with the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the three month months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended December 31, 2004.

     (a)  Net earnings (loss) per share:

         Net earnings (loss) per share has been calculated using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share are computed similar to basic earnings
         (loss) per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants, if dilutive. Dilutive loss per share is the same as basic loss per share in all periods, since the impact of outstanding options and warrants is dilutive. The following securities could potentially dilute basic earnings per share in the future:

         ---------------------------------------------------------------------
                                         March 31, 2004       March 31, 2003
         ---------------------------------------------------------------------
         Options (note 6(c))                  3,810,000            4,977,870
         Warrants                             1,000,000            1,000,000
         ---------------------------------------------------------------------


     (b)  Stock based compensation - options and performance escrow shares:

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its employee stock option plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants. Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

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

          The closing price of the Company's common stock on March 31, 2004 was $0.005 per share and therefore the Company recognized employee non-cash compensation expense charges of nil for the three months ended March 31, 2004 (2003 - nil) related to repriced stock options. There is a potential for such a variable non-cash charges in each reporting period in the future until all of the Company's repriced stock options are exercised, forfeited or expire.

     (b) Stock based compensation - options and performance escrow shares (continued)::

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

          Had the Company determined compensation cost based on the fair value at the grant date for its employee awards under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

         --------------------------------------------------------------------------------------------------------------------
                                                                                                                Period from
                                                                                                               inception of
                                                                                                                development
                                                                                                                   stage on
                                                                                                               February 27,
         --------------------------------------------------------------------------------------------------------------------
                                                                                  Three months ended                2004 to
         --------------------------------------------------------------------------------------------------------------------
                                                                             March 31,           March 31,        March 31,
                                                                                  2004                2003             2004
         --------------------------------------------------------------------------------------------------------------------
         Loss for the period, as reported                                  $  (278,613)          $ (243,243)     $  (21,373)
         Add: Employee stock-based compensation expense, as reported                 -                    -               -
         Deduct: Employee stock-based compensation expense
         determined under the fair value method                                      -               (9,153)              -
         --------------------------------------------------------------------------------------------------------------------
         Pro forma loss for the period                                     $  (278,613)          $ (252,396)     $  (21,373)
         --------------------------------------------------------------------------------------------------------------------
         Pro forma - basic and diluted loss per share                      $     (0.02)          $    (0.02)     $        -
         --------------------------------------------------------------------------------------------------------------------


          The weighted average fair value of options granted in 2004 was nil. No options were granted during the three months ended March 31, 2004.

          The fair value of employee options vested during the three month period ended March 31, 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.50%, no annual dividends, expected lives equal to one-half the option lives; and volatility of 312%.

     (c)  Use of estimates:

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

4.   Equipment and leasehold improvements:

     ---------------------------------------------------------------------------------------------
                                                                 Accumulated
                                                                amortization             Net book
     March 31, 2004                                 Cost      and write-down                value
     ---------------------------------------------------------------------------------------------
     Computer and office equipment           $    34,000        $     15,000         $    19,000
     ---------------------------------------------------------------------------------------------
                                             $    34,000        $     15,000         $    19,000
     ---------------------------------------------------------------------------------------------


     ---------------------------------------------------------------------------------------------
                                                                 Accumulated
                                                                amortization             Net book
     December 31, 2003                              Cost      and write-down                value
     ---------------------------------------------------------------------------------------------
     Furniture and fixtures                  $    54,329        $     54,329         $         -
     Computer and office equipment               260,218             226,218              34,000
     Test and other equipment                    177,913             177,913                   -
     Equipment under capital lease                45,914              45,914                   -
     ---------------------------------------------------------------------------------------------
                                             $   538,374        $    504,374         $    34,000
     ---------------------------------------------------------------------------------------------


     As discussed in notes 2(c) and 10(a), the Company has ceased operations related to its Electronic Media Services Business and the Company has vacated its premises under lease subsequent to March 31, 2004. The Company determined that these events, as well as the state of its operations at December 31, 2003, indicated that the remaining assets had little or no value in operations of the Electronic Media Services Business or expected ongoing corporate activities in subsequent years. As a result, the Company recognized a write-down of equipment and leasehold improvements of $355,010 to their estimated fair value, representing quoted prices for similar assets as at December 31, 2003. The write-off of equipment and leasehold improvements is recorded in continuing operations in the consolidated statement of operations.

     During the three months ended March 31, 2004 the Company abandoned or disposed of its fully depreciated and written down equipment and leasehold improvements, with the exception of only limited computer equipment and software which was disposed of subsequent to March 31, 2004 (note 10(b)).

     Amortization expense for the three months ended March 31, 2004 is $15,000 (2003 - $20,925) which includes the amortization of equipment under capital leases of nil (2003 - $2,296).

5.   Obligations under capital lease:

     -----------------------------------------------------------------------------------------------
                                                  Operating and             Capital
                                                      sub-lease              lease            Total
     -----------------------------------------------------------------------------------------------
     Period ending March 31:
     2004                                           $   22,001         $   14,163        $   36,164
     2005                                               25,517             14,163            39,680
     2006                                               15,216              5,901            21,117
     -----------------------------------------------------------------------------------------------
     Total minimum lease payments                       62,734             34,227            96,961
     Amount representing interest at 19.33%                  -              7,735             7,735
     -----------------------------------------------------------------------------------------------
     Present value of net minimum capital               62,734             26,492            89,226
     lease payments
     Current portion of obligation                      22,003              9,335            31,338
     -----------------------------------------------------------------------------------------------
                                                    $   40,731         $   17,157        $   57,888
     -----------------------------------------------------------------------------------------------

     Interest of $ 1,391 (2003 - $6,626) relating to capital lease obligations has been included in interest expense. As at March 31, 2004, the Company had defaulted on its payment obligations. The lessor has not demanded repayment or the return of leased equipment.

     The Company entered into an agreement to terminate its remaining operating lease subsequent to March 31, 2004 (note 10).

6.   Capital stock:

     (a)  Authorized:

          Unlimited number of common stock, no par value.

          10,000,000 class A preferred stock, no par value. No class A preferred shares have been issued as of March 31, 2004.

          20,000,000 class B preferred shares, with no par value. No class B preferred shares have been issued as of March 31, 2004.

     (b)  Issued and fully paid common shares:

         ------------------------------------------------------------------------------------------
                                                    Number of            Common         Additional
                                                 common shares      share amount    paid-in capital
         ------------------------------------------------------------------------------------------
         Balance, December 31, 2003
         and March 31, 2004                         14,739,691     $   6,531,683      $    606,094
         ------------------------------------------------------------------------------------------

     (c)  Stock options:

          The Company has stock option plans, which allow the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase up to a maximum of 13,000,000 common shares of the Company. The Moving Bytes Amended and Restated Stock Option Plan 2000, approved by the Company's shareholders on June 22, 2001, allows for the issuance of 8,000,000 stock options. The Moving Bytes Stock Option Plan 2003, approved by the Company's shareholders on June 22, 2003 allows for the issuance of 5,000,000 stock options. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The outstanding stock options expire at various dates ranging from May 24, 2004 to June 30, 2008 and vest according to the terms of the Company's stock option plan as may be amended by the individual stock option agreements.

          The following summarizes changes in stock options for the three months ended March 31, 2004 and prior fiscal year reporting periods:


        ------------------------------------------------------------------------------
                                                         March 31, 2004
                                                         --------------
                                                                     Weighted average
                                                      Shares           Exercise price
         ------------------------------------------------------------------------------
         Outstanding, beginning of period           4,435,950              $ 0.12
         Granted                                             -                 -
         Exercised                                           -                 -
         Forfeited                                    (625,950)            $(0.20)
         ------------------------------------------------------------------------------
         Outstanding, end of period                  3,810,000             $ 0.11
         ------------------------------------------------------------------------------

          The Company has the following stock options outstanding and vested at March 31, 2004:

---------------------------------------------------------------------------------------------------
                                      Total             Total
                                      number            vested      Price                 Expiry
---------------------------------------------------------------------------------------------------
Officer/director                     100,000           100,000       0.10           May 24, 2004
Officer/director                     625,000           625,000       0.10     September 29, 2004
Officer/director                     500,000           500,000       0.10       January 25, 2005
Director                              25,000            25,000       0.10      February 25, 2005
Officers/directors                   500,000           500,000       0.10          June 26, 2005
Directors                            100,000           100,000       0.10          June 30, 2005
Director                              50,000            50,000       0.30         August 1, 2005
Director                              20,000            20,000       0.50        October 1, 2005
Officer/director                     240,000           240,000       0.10       December 6, 2005
Officer/director                     500,000           500,000       0.10       January 25, 2007
Director                              25,000            25,000       0.25         March 22, 2007
Officers/directors                 1,125,000         1,125,000       0.10           June 30,2008
---------------------------------------------------------------------------------------------------
Total                              3,810,000         3,810,000
---------------------------------------------------------------------------------------------------


     (d)  Repriced options:

          On February 25, 2002, the Company's Board of Directors approved a stock option repricing program for options to purchase a total of 5,281,300 common shares. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price was reduced to $0.10 per share. Holders of 4,510,100 options elected to have their options repriced. At this repricing date, the new exercise price equaled the market price of the Company's common shares. At March 31, 2004, 3,590,000 repriced stock options remain outstanding. These repriced stock options are accounted for as variable in accordance with note 3(b). Incremental stock-based compensation recognized during the three months ended March 31, 2004 for employee awards subject to variable accounting due to repricing transactions totaled nil (2003 - nil).

7.   Related party transactions:

     (a)  Payments:

          During the three months ended March 31, 2004, the Company paid consulting fees of $37,500 (2003 - $37,500) to a company controlled by a director of the Company.

     (b)  Consulting agreements:

          (i) On March 1, 2002, the Company entered into a consulting services agreement with J. Erik Mustad ("Mustad") for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the "Mustad 2002 Agreement"). On July 1, 2003 the Company entered into a new consulting services agreement with Mustad which replaced the Mustad 2002 Agreement (the "Mustad 2003 Agreement"). Pursuant to the Mustad 2003 Agreement, Mustad will provide certain services to the Company in consideration of $7,500 per month through December 31, 2003 at which time the Mustad 2003 Agreement will expire, except if the Company should receive common stock financing in a minimum gross amount of $500,000 dollars and a commitment to a total common stock financing in a minimum gross amount of $2,000,000 dollars (inclusive of the $500,000 dollars), from sources outside of the United States, on or before December 31, 2003 in which event the Agreement will be extended through December 31, 2004 with no provision for renewal. As of December 31, 2003, the Company had not secured gross equity financing of $500,000 or more and the Mustad 2003 Agreement expired under its terms. Consulting fees of $22,500 are owing Mustad at March 31, 2004 and included in accounts payable in the consolidated balance sheet.

          (ii) On March 1, 2002, the Company entered into a consulting services agreement with Interven Capital Corporation ("Interven") for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the "Interven 2002 Agreement"). Pursuant to the Interven 2002 Agreement, as amended, Interven will provide certain services to the Company in consideration of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003, to increase to $15,000 per month beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more. Through March 31, 2004, the Company had not secured gross equity financing of $2,000,000 or more.

               The Interven 2002 Agreement had an expiration date of December 31, 2003 (the "Initial Term") and could be automatically renewed for additional one-year terms unless earlier terminated. In the event of termination by the Company during the Initial Term, other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term, payable at a rate of $13,750 per month for the first four months of the Initial term and $12,500 per month (to increase to $15,000 per month if the Company had received gross equity financing of $2,000,000 or more) for the remaining 18 months of the Initial Term. As of May 10, 2004, the Interven 2002 Agreement had not been terminated.

8.   Contingencies:

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

          As of May 10, 2004 the Company had not received any financing from Kalnes.

     (b)  DCA promissory note:

          Effective September 9, 2003, MBI entered into a promissory note with Digital Communications of America, Inc. ("DCA") for $12,500 against payment of the final costs under MBI's billing agreement with DCA. The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney's fees in the event of any collection action. MBI defaulted on the note and on March 4, 2004 DCA filed a lawsuit against MBI in the district court of Oklahoma County, State of Oklahoma, to enforce its payment. DCA claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney's fees and costs of the suit, and other and further relief as the court may deem just and proper. MBI does not have sufficient funds to respond to the claims and believes that DCA will likely receive default judgment against MBI. The Company has accrued all estimated amounts owing to DCA in accounts payable and accrued liabilities at March 31, 2004.

     (c)  USAC assessment:

          On February 23, 2004, MBI received an invoice from the Universal Service Administration Company ("USAC"), the administrator of the Universal Service Fund ("USF"), for assessed USF fees, as amended by USAC, in the amount of $21,906, for the period of September 1, 2003 through December 31, 2003 (the "Second USAC Assessment"). During the period of September 1, 2003 through December 31, 2003, MBI did not sell any services subject to USF fees and as a result has not accrued for the Second USAC Assessment in its financial statements as at March 31, 2004.

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

     (d)  Focal Agreement:

          On October 30, 2003, MBI entered into a term service order with Focal Communications ("Focal") under which MBI became obligated for minimum payments of $3,767 per month through October 30, 2005 and payments of $350 per month on a month to month basis. Under the service agreement, Focal was required to provide storage, data lines and internet access services. MBI has defaulted on payments to Focal and the agreement was terminated in 2004. Focal has engaged a collection agent to enforce payment under the agreement claiming MBI owes Focal $133,198 including interest and collection costs. A loss on service agreement of $122,058 has been recorded representing the amount of the claims in excess of amounts previously recorded in the consolidated statement of operations for the three month period ended March 31, 2004. There can be no assurance that Focal will not take legal action against MBI to enforce its rights to collect. To the extent that Focal takes action to enforce its rights, MBI will be unable to pay Focal and there will be substantial doubt that MBI will have the ability to carry on as a going concern. All amounts owing to Focal, as determined by management have been accrued for in accounts payable and accrued liabilities.

     (e)  Loss on Arbitration:

          On April 3, 2003, the Company received the ruling and notice of interim arbitration award related to the termination of Joseph Karwat. The aggregate award to Mr. Karwat under the arbitrator's interim ruling was $191,500, plus seventy five percent of Karwat's arbitrator's fees and expenses and attorneys' fees and interest to be calculated from January 29, 2002 to the date of the final award. The Company accrued $191,500 as a loss on arbitration during the period ended March 31, 2003.


9.   Segmented information and financial instruments:

     (a)  Segmented information:

          The Company operates primarily in the United States through MBI, its US subsidiary. All of the Company's revenues are generated in the United States. The following table sets out the location of the Company's assets for the years presented:

         ---------------------------------------------------------------------------------------------
                                               United States              Canada         Consolidated
         ---------------------------------------------------------------------------------------------
         March 31, 2004                       $   103,023              $   4,171           $  107,194
         Year ended December 31, 2003              67,115                204,399              271,514
         ---------------------------------------------------------------------------------------------


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


10.  Subsequent events:

     (a)  Watergate Lease:

          On June 28, 2001, the Company entered into a lease for 1,601 square feet in Emeryville, California for sixty-months at $2.85 per square foot per month commencing August 1, 2001 (the "Watergate Lease") (note
          5). A security deposit in the amount of $10,000 was paid to secure the Watergate Lease. On April 9, 2004 the Company entered into a lease termination agreement with CA-Emeryville Properties Limited ("CAEPL"), the lessor regarding early termination of the Watergate Lease. Under the terms of the agreement the Company paid CAEPL $16,000 and forfeited its $10,000 security deposit. In exchange the Company received a full release from the Watergate Lease. The Company subsequently has no commitments under operating leases for office premises.

     (b)  Settlement Agreement Payable:

          On April 19, 2004 the Company and MBI entered into a settlement agreement (the "Final Settlement Agreement") with Karwat with respect to obtaining a full release from the Settlement Agreement (note 8(e)) and the Security Agreement, and removal of all UCC filings made by Karwat on the Company and MBI. Under the terms of the Final Settlement Agreement, the Company paid Karwat $25,000, granted Karwat ownership of all of its remaining software and software licenses and equipment and domain names. As of May 10, 2004 the Company has performed all acts required of it under the terms of the Final Settlement Agreement.

     (c)  EPLI Carrier Release:

          With respect to the Final Arbitration Award the Company filed a claim with its EPLI policy insurer Lloyd's of London ("Lloyd's"). On August 11, 2003 Lloyd's paid the Company $90,205 representing amounts they believed were subject to coverage under the EPLI policy. In addition Lloyd's paid $59,492 for defense costs incurred in excess of the Company's $25,000 policy deductible. The Company informed Lloyd's that it intended to file a lawsuit to recover additional amounts the Company believes are due under EPLI policy plus bad faith damages. The Company and the EPLI policy insurer subsequently agreed to mediate the dispute. On April 26, 2004 the Company signed an agreement providing Lloyd's a full release from all further policy claims in exchange for payment of $61,298 due on or before May 26, 2004. The Company will recognize the benefit of the insurance proceeds in the statement of operations upon receipt of the cash settlement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

MBI sold its Business Communications Services assets in September 2003. The Company restated its financial results for 2003 to account for discontinued operations.

In February 2004, MBI terminated its Electronic Media Services business. Neither the Company nor any of its subsidiaries have any business operations or source of revenue as of the date of this report.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. As of the date of this report, neither the Company nor any of its subsidiaries has any business operations. The financial information contained in this report and the Company's financial statements should not be considered indicative of future operations. Period to period results are expected to vary in future periods.

-------------------------------------------------------------------------------
                                                         Period Ended March 31,
                                                -------------------------------
                                                    2004(2)             2003(1)
                                                -------------------------------
Revenue                                             $60,629          $164,656

General & Administrative Expenses                  $321,991          $591,653

Loss from Continuing Operations(1)                 $284,995          $446,476

Loss for the Period                                $278,613          $243,243

Earnings (Loss)  per Share                          $(0.02)          $  (0.02)
-------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                   March 31,        December 31,
                                                     2004(2)            2003(1)
                                                --------------------------------
Working Capital Deficit                           $ (231,084)        $   32,531

Total Assets                                      $  107,194         $  271,514

Total Liabilities                                 $  377,166         $  262,873

Shareholder's Equity Deficit                      $ (269,972)        $    8,641

Long Term Obligations                             $   57,888         $   57,890
--------------------------------------------------------------------------------
(1) On September 1, 2003 MBI sold its Business Communications Services assets to Comtech 21, LLC. As assets sold represent only one component of MBI's operations discontinued operations accounting applies. As a result balances and operating results directly attributable to discontinued operations have been presented separately from continuing operations for 2003.

(2) On February 27, 2004 MBI terminated its Electronic Media Services business, and the Company currently has no source of operating revenues.


You should read the following discussion and analysis in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis discusses trends in the Company's financial condition and results of operations for the periods ending March 31, 2004 and 2003. This discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and the related notes, as well as statements made elsewhere in this Form 10-QSB. Unless noted otherwise the presentation represents the consolidated financial results of the Company and MBI.

The consolidated financial statements of the Company have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The Company discontinued its business operations and currently has no business operations or source of revenue. Consequently the Company will be required to raise substantial additional capital to meet its working capital requirements and to discharge its obligations during the next twelve months.

The auditors' report on the Company's audited financial statements for the year ended December 31, 2003, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in Foperating activities and other factors, substantial doubt exists about the Company's ability to continue as a going concern. The audited financial statements and unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The audited financial statements and unaudited interim financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management's plans.


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

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. The Company had a loss of $278,613 and used cash flow in Continuing Operations of $147,310 for the period ended March 31, 2004, and decreased its cash position to $47,655 and working capital position to ($231,084) at March 31, 2004. As of the date of this report, the Company has no business operations and no source of operating revenue. Unless the Company can raise additional financing, management does not believe that it will have sufficient cash to fund anticipated cash requirements.

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

Results of Operations

Period Ended March 31, 2004 ("Q1 2004") compared to March 31, 2003 ("Q1 2003")

Revenue

Revenue from continuing operations (Electronic Media Services) for Q1 2004 decreased to $60,629 from $164,656 in Q1 2003, a decrease of 63%. The fall in revenue was primarily due to customer attrition and a slow down in customer usage of Electronic Media Services and one less month of operations. MBI lost customers due to both competition and to system outages that led to extended system downtime and loss of system features. Due to the fact that anticipated financing did not materialize, MBI had insufficient working capital to retain sufficient development and technical personnel to manage system outages and to maintain its software and hardware systems in general, which in turn led to additional downtime and further customer attrition. In addition, due to insufficient working capital, MBI had insufficient funds spend on planned marketing programs which could have mitigated customer attrition. MBI ceased all Electronic Media Services operations of February 27, 2004 and currently does not plan to resume the Electronic Media Services business. The Company has no other sources of revenue and does not anticipate that it will generate any revenue until the Company implements a new business strategy and plan. There can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to implement a business plan.


Gross Profit (Revenue less Cost of Goods Sold).

Gross profit for Q1 2004 decreased to $36,996 from $125,177 in Q1 2003, a decrease of 70%. Gross profits decreased due to a reduction in revenue.


Personnel Expenses.

The Company's total costs for salaries and benefits decreased to $53,093 in Q1 2004 as compared to $224,775 in Q1 2003. The decrease in personnel costs during the period was due to the winding down of operations and lay-offs of MBI personnel. There were no non-cash salaries and benefits compensation expenses during the period. Personnel expenses are expected to be lower in 2004 until the Company implements a new business plan.

Contract and consulting services costs of $64,010 in Q1 2004 were unchanged from $64,151 during Q1 2003.

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


Amortization.

Amortization during Q1 2004 fell to $15,000 down from $20,925 in Q1 2003 due to disposals and certain assets being fully amortized.


Legal and Accounting, Rent, and Bad Debt.

Legal and accounting expenditures increased to $20,616 in Q1 2004 up from $4,183 in Q1 2003. The increase in fees is due to additional legal costs in conjunction with the Company's various legal matters discussed elsewhere in this report and fees paid to accountants for the filing of taxes..

Rent decreased to $10,249 in Q1 2004 from $38,039 in Q1 2003. During Q1 2004 the Company consolidated its operations into a single location. Subsequently the Company terminated its operating lease and rent expenses are expected to be lower in 2004 until the Company implements a new business plan.

Bad debt recovery was $2,960 in Q1 2004 as compared to a recovery of $1,391 in Q1 2003.


Loss on Service Agreement.

The Company incurred a $122,058 loss on service agreement with Focal Communications due to defaults on payments to Focal under a carrier service agreement. Focal has engaged a collection agent to enforce payment under the agreement claiming MBI owes Focal $133,198 including interest and collection costs. Excess amounts claimed of $122,058 over amounts recorded in accounts payable were recorded as a loss on service agreement in the consolidated statement of operations during the period


Other General and Administrative Expenses.

Other general and administrative costs were $39,925 in Q1 2004 down from $49,471 in Q1 2003. General and administrative expenses contain certain fixed costs such as insurance that cannot be reduced in response to reductions in revenue. Overall expense are expected to decline in 2004 as a result of the termination of MBI's business operations subsequent to February 27, 2004.


Net Loss from Continuing Operations.

Net loss from Continuing Operations was $278,613 for Q1 2004 down from a loss of $468,128 in Q1 2003. The Company believes that it will continue to have net losses from Continuing Operations for the foreseeable future.


Net Income from Discontinued Operations.

Net income from Discontinued Operations for Q1 2004 was nil as compared to income of $224,885 in Q1 2003. The Company does not expect any income from discontinued operations going forward.


Net Loss.

Net loss was $278,613 in Q1 2004 up from $243,243 in Q1 2004. Increase in net loss were primarily due to the closure of business operations. The Company believes that it will continue to have net losses for the foreseeable future.


Income (Loss) per Share.

Net loss per share for Q1 2004 was $0.02 compared to a loss of $0.02 in Q1 2003.


Period from Inception of Development Stage.

Subsequent to February 27, 2004 the Company has no business operations and is considered `development stage'. Development stage presentation recognizes this and sets forth costs during the period associated with development stage activities.


Liquidity and Capital Resources.

At March 31, 2004, the Company had a working capital deficit of $231,084 including cash and equivalent balances of $47,655 down from a positive working capital balance of $32,531 at December 31, 2003 including cash and equivalent balances of $204,399. The change in working capital, and cash and equivalent balances, was primarily affected by accrued expenses associated with MBI's Continuing Operations recognized at March 31, 2004.

Accounts receivable was down from $30,577 at December 31, 2003 to $4,539 at March 31, 2004. This was largely due to uncertainty over the collectability of accounts and lower revenue levels. Accounts receivable amounts primarily represent amounts due from the previous ninety days sales. The Company believes accounts receivable balances will be zero in future periods until such time as the Company resumes business operations.

Accounts payable increased from $80,485 at December 31, 2003 to $116,492 at March 31, 2004 and accrued liabilities increased from $36,596 to $135,881. Accounts payable and accrued liabilities primarily consist of unpaid expenses and accruals associated with continuing operations which were suspended February 27, 2004. The settlement agreement payable balance in the amount of $35,567 at March 31, 2004 represents unpaid amounts due under the settlement agreement.

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

During Q1 2004 the Company used $147,310 in cash from Continuing Operations. Cash used in operations in Q1 2004 was $147,310 as compared to cash used in of $6,368 in Q1 2003. There were no cash flows from Discontinued Operations in Q1 2004 as compared to $261,228 in cash flows from Discontinued Operations in Q1 2003. Increases in prepaid expenses and the lack of cash flows from Discontinued Operations were the primary differences in operating cash flow differences between the periods.

On February 27, 2004, MBI terminated its Electronic Media Service business operations. Neither the Company nor any of its subsidiaries currently have any business operations nor any source of revenue. The Company's management is currently exploring potential business and financing opportunities. The Company and MBI have contractual obligations of approximately $90,000 payable in 2004 and additional contractual obligations of approximately $75,000 during 2005 and 2006. These obligations are in addition to general and administrative expenses and other creditor obligations. The Company currently does not have sufficient capital to meet its capital requirements in the short or long term, which makes the Company's ability to continue as a going concern questionable.


Subsequent Events.

Subsequent to March 31, 2004, the Company entered into a lease termination agreement with CA-Emeryville Properties Limited ("CAEPL"), the lessor regarding early termination of the Watergate Lease (related to the lease for 1,601 square feet in Emeryville, California for sixty-months at $2.85 per square foot per month which commenced August 1, 2001). Under the terms of the agreement the Company paid CAEPL $16,000 and forfeited its $10,000 security deposit. In exchange the Company received a full release from the Watergate Lease. The Company subsequently has no commitments under operating leases for office premises.

On April 26, 2004, the Company signed a settlement agreement with respect to the Final Arbitration Award and the claim filed with its EPLI policy insurer Lloyd's of London ("Lloyd's") arising out of the Karwat arbitration proceedings. On August 11, 2003 Lloyd's paid the Company $90,205 representing amounts they believed were subject to coverage under the EPLI policy. In addition Lloyd's paid $59,492 for defense costs incurred in excess of the Company's $25,000 policy deductible. The Company informed Lloyd's that it intended to file a lawsuit to recover additional amounts the Company believes are due under EPLI policy plus bad faith damages. The Company and Lloyd's subsequently agreed to mediate the dispute. Under the terms of the settlement agreement with Lloyds the Company provided Lloyd's with a full release from all further policy claims in exchange for payment of $61,298 due on or before May 26, 2004.

On April 19, 2004, the Company and MBI entered into a settlement agreement with Karwat with respect to obtaining a full release from the Settlement Agreement and the Security Agreement entered into with Karwat as a result of the final arbitration ruling in the Karwat arbitration proceedings. Under the terms of the settlement agreement, the Company paid Karwat $25,000, granted Karwat ownership of all of its remaining software and software licenses and equipment and domain names. As of May 10, 2004 the Company has performed all acts required of it under the terms of the Final Settlement Agreement.


Contractual Obligations.

The following table sets forth contractual obligations of the Company as of March 31, 2004 (1).

-------------------------------------------------------------------------------
                            Less Than   One to Three   Three to Five  More Than
                              1 Year       Years           Years       5 Years
Long-Term Debt (1)               Nil          Nil           Nil          Nil
Capital Leases (1,2)         $14,163      $20,064           Nil          Nil
Operating Leases(1,3)        $22,003      $40,731           Nil          Nil
Purchase Obligations(1,4)    $45,204      $26,369           Nil          Nil
-------------------------------------------------------------------------------
(1)

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

(2) Assumes continuation of the Watergate Lease. On April 9, 2004 the Company entered into a termination agreement regarding early termination of the Watergate Lease.

(3) Assumes continuation of the operating lease. The Company has suspended payment on its operating lease.

(4) Assumes continuation of the Focal Agreement without default. The Company has defaulted on the Focal Agreement.


Contractual obligations do not include certain contingency obligations of MBI reported in Note 8 of the Company's consolidated financial statements for the quarter ended March 31, 2004. These contingencies amounted to approximately $35,000 and included the following:

     DCA Claims: Effective September 9, 2003, MBI entered into a promissory note with Digital Communications of America, Inc. ("DCA") for $12,500 against payment of the final costs under MBI's billing agreement with DCA. The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney's fees in the event of any collection action. MBI defaulted on the note and on March 4, 2004 DCA filed a lawsuit against MBI in the district court of Oklahoma County, State of Oklahoma, to enforce its payment. DCA claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney's fees and costs of the suit, and other and further relief as the court may deem just and proper. MBI does not have sufficient funds to respond to the claims and believes that DCA will likely receive default judgment against MBI.

     USAC Assessment: On February 23, 2004, MBI received an invoice from the Universal Service Administration Company ("USAC"), the administrator of the Universal Service Fund ("USF"), for assessed USF fees, as amended by USAC, in the amount of $21,906, for the period of September 1, 2003 through December 31, 2003 (the "Second USAC Assessment"). Even though MBI did not provide and services subject to USF fees from September 1, 2003 forward it may be required to pay the Second USAC Assessment and to subsequently apply for a refund. If MBI fails to pay the Second USAC Assessment it may face legal sanctions which include, but are not limited to, the initiation of proceedings to recover the outstanding debt, together with any applicable administrative charges, penalties, and interest pursuant to the provisions of the Debt Collection Act of 1982 and the Debt Collection Improvement Act of 1996, as amended. In the event that proceedings against MBI are initiated, the Second USAC Assessment may be transferred to the Federal Communications Commission and/or the United States Department of Treasury for collection. In this event, the United States Department of Treasury will charge MBI an administrative penalty equal to 18% of the claimed amount due, a penalty of 6% per annum for as long as the Second USAC Assessment remains unpaid, and interest at the published investment rate for Treasury tax and loan accounts. MBI does not have sufficient cash or working capital to pay the Second USAC Assessment.

Business Outlook, Risks and Uncertainties

Economic Uncertainties.

Current economic slowdown, industry conditions, and the political environment may affect the Company's future results of operations and ability to raise financing. As of the date of this report the neither the Company nor any of its subsidiaries has any business operations. The Company will be required to raise additional capital. The economic and political uncertainty in the financial markets makes it difficult to predict the Company's results for fiscal year 2004 and its ability to continue as a going concern.


Sufficiency of Working Capital.

As of March 31, 2004, the Company had net working capital deficit of $231,084. The Company has inadequate financial resources to sustain its business activities or to maintain its listing on the National Association of Securities Dealer over the counter bulletin board.

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

Stock Option Repricing.

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

The Company did not recognize any compensation expenses associated with the repricing of stock options during the period ended March 31, 2004.

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

Off Balance Sheet Arrangements.

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


                                           MOVING BYTES INC.
                                           (Registrant)


Date:  May 24, 2004                        By: /s/ Mark M. Smith
                                               ---------------------------------
                                               Mark M. Smith
                                               President, Chief Financial
                                                  Officer and Director