Form 10QSB
period 2004-06-30
MOVING BYTES INC
filed 2004-08-23
CIK 1085104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  0-30058

MOVING BYTES INC.

_______________________________________________________________________________

(Name of Small Business Issuer as specified in its charter)

Canada	52-2267986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5858 Horton St., Ste. 101 Emeryville, Ca 94608

_______________________________________________________________________________

(Address of Principal Executive Offices)

(510) 958-1033

________________________________________________________________________________

(Registrant’s Telephone Number, Including Area Code)

P.O. Box 99770, Emeryville, Ca 94608

_________________________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

State the shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: August 18, 2004: 14,739,691 Common Shares

Transitional Small Business Disclosure Format (Check One):  Yes  [     ]     No  [ X ]

MOVING BYTES INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I.

INTERIM FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets (Unaudited) June 30, 2004 and December 31, 2003

Consolidated Statements of Operations and Deficit (Unaudited) Three and Six Months Ended June 30, 2004 and 2003 and Period from Inception of Development Stage on February 27, 2004 to June 30, 2004

Consolidated Statements of Cash Flows (Unaudited) Three and Six Months Ended June 30, 2004 and 2003 and Period form Inception of Development Stage on February 27, 2004 to June 30, 2004

Notes to Consolidated Financial Statements (Unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Changes in Securities

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

Consolidated Financial Statements

(Expressed in Unites States Dollars)

MOVING BYTES INC.

Three and six months ended June 30, 2004 and 2003

Period from inception of development stage on February 27, 2004 to June 30, 2004

(Unaudited)

MOVING BYTES INC.

Consolidated Balance Sheets

(Expressed in United States dollars)

	June 30, 2004 (unaudited)	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$ 37,613	$ 204,399
Accounts receivable, less allowance for doubtful accounts of $15,264 (December 31, 2003 - $20,388)	-	30,577
Other receivables	11,878	-
Prepaid expenses	5,838	2,538
	55,329	237,514

Equipment and leasehold improvements (note 4)	-	34,000

	$ 55,329	$ 271,514

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$ 68,709	$ 54,678
Accrued liabilities	138,236	36,596
Settlement Agreement Payable (note 8(e))	-	47,132
Liabilities from discontinued operations	79,009	25,807
Current portion of obligations under capital lease and operating sub-lease (note 5)	26,491	40,770
	312,445	204,983

Obligations under capital lease and operating sub-lease (note 5)	-	57,890

Shareholders’ equity (deficiency):
Capital Stock (note 6)	6,531,683	6,531,683
Additional paid-in capital (note 6)	606,094	606,094
Deficit accumulated during development stage	(8,517)	-
Deficit accumulated prior to February 27, 2004	(7,386,376)	(7,129,136)
	(257,116)	8,641

	$ 55,329	$ 271,514

Going concern (note 2)
Contingencies (note 8)

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States dollars)

	Three months ended June 30,
	2004 (unaudited)	2003 (restated note 2(b))

Revenue	$ -	$ 142,717

Cost of goods sold:
Transmissions and services	(9,892)	32,457
Other	-	1,173
	(9,892)	33,630

Gross profit	9,892	109,087

Expenses (recovery)
Advertising and promotion	(373)	2,233
Amortization	4,000	21,155
Bad debt expense (recovery)	8,725	(3,653)
Bank charges	1,033	4,684
Consulting and communications services	26,318	81,797
Insurance	1,479	13,929
Legal and accounting	13,267	43,858
Loss/(recovery) on settlement (note 8(e) and (f))	(56,866)	-
Gain on lease settlement (note 5(b))	(36,736)	-
Miscellaneous	3,937	24,475
Rent	1,050	28,783
Salaries and benefits	1,077	188,293
State and local taxes	(884)	950
Travel and entertainment	533	6,119
	(33,440)	412,623

Income/(loss) from continuing operations before undernoted	43,332	(303,536)

Other income (expense):
Interest income	1	83
Interest expense	(1,629)	(1,834)
Other income (expense)	(5,885)	(2,016)

Income/(loss) from continuing operations before income taxes	35,819	(307,303)
Income taxes	-	-

Income/(loss) from continuing operations	35,819	(307,303)

Income/(loss) from discontinued operations of Business Communication Services Segment (note 2(b))	(22,963)	213,083

Income/(loss) for the period brought forward	$ 12,856	$ (94,220)

Accumulated deficit, beginning of period	(7,407,749)	(6,731,683)

Accumulated deficit, end of period	$ (7,394,893)	$ (6,825,903)

Earnings/(loss) per share (note 3(b)):
Continuing operations
Basic	$ -	$ (0.02)
Diluted	$ -	$ (0.02)
Discontinued operations
Basic	$ -	$ 0.01
Diluted	$ -	$ 0.01
Earning/(loss)
Basic	$ -	$ (0.01)
Diluted	$ -	$ (0.01)
Weighted average number of shares outstanding:
Basic	14,739,691	14,739,691
Diluted	14,739,691	14,739,691

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

	Three months ended June 30,
	2004	2003 (restated note 2(b))

Cash provided by (used in):

Operations:
Income/(Loss) from Continuing Operations	$ 35,819	$ (307,303)
Items not involving cash:
Amortizations	4,000	21,155
Gain on lease settlement	(36,736)	-
Change in non-cash operating working capital:
Accounts receivable	4,539	38,543
Other receivables	(11,878)	-
Prepaid expenses	30,162	4,272
Accounts payable	(22,159)	(17,282)
Accrued liabilities	2,355	(84,228)
Settlement agreement payable	(20,567)	-
Cash flows provided by (used in) continuing operations	(14,465)	(344,843)

Cash flows provided by (used in) discontinued operations	30,422	247,862

Cash flows provided by (used in) operating activities	15,957	(96,891)

Investments:
Purchase of equipment	-	(1,251)
Cash flows provided by (used in) investing activities	-	(1,251)

Financing:
Lease payments	(25,999)	(7,814)
Cash flows provided by (used in) financing activities	(25,999)	(7,814)

Decrease in cash and cash equivalents	(10,042)	(106,046)

Cash and cash equivalents, beginning of period	47,655	230,862

Cash and cash equivalents, end of period	$ 37,613	$ 124,816

Supplementary information:
Interest received	$ 1	$ 83
Interest paid	(1,629)	(1,834)
Income taxes paid	-	-
Non-cash financing and investing activities:
Transfer of fixed assets to settle agreement payable (note 8(e))	1,500	-

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States dollars)

	Six months ended
	June 30, 2004	June 30, 2003 (restated – note (2(b)))	Period from inception of development stage on February 27, 2004 to June 30, 2004

Revenue	$ 60,629	$ 307,737	$ -

Cost of goods sold:
Transmissions and services	13,869	65,880	(9,892)
Commissions	-	4,763	-
Other	(127)	2,465	-
	13,742	73,108	(9,892)

Gross profit	46,887	234,265	9,892

Expenses (recovery)
Advertising and promotion	5,531	20,718	187
Amortization	19,000	42,080	4,000
Bad debt expense (recovery)	5,765	(5,044)	8,725
Bank charges	2,390	9,078	1,540
Consulting and communications services	99,060	156,356	41,378
Insurance	14,074	33,533	5,010
Legal and accounting	33,885	48,040	13,267
Loss on service agreement (note 8(d))	122,058	-	-
Loss/(recovery) on settlement (note 8(e) and (f))	(56,866)	191,500	(56,866)
Gain on lease settlement (note 5(b))	(36,736)	-	(36,736)
Miscellaneous	6,054	11,079	4,911
Rent	10,641	66,822	1,050
Salaries and benefits	54,170	413,068	1,077
State and local taxes	4,927	7,195	(884)
Travel and entertainment	1,875	9,851	1,274
	285,828	1,004,276	(12,067)

Income/(loss) from continuing operations before undernoted	(238,941)	(770,011)	21,959

Other income (expense):
Interest income	11	360	1
Interest expense	(3,936)	(3,762)	(1,629)
Other income (expense)	72	(2,016)	(5,885)

Income/(loss) from continuing operations before income taxes	(242,794)	(775,429)	14,446
Income taxes	-	-	-

Income/(loss) from continuing operations	(242,794)	(775,429)	14,446

Income/(loss) from discontinued operations of Business Communication Services Segment (note 2(b))	(22,963)	437,967	(22,963)

Income/(loss) for the period brought forward	(265,757)	(337,462)	(8,517)

Accumulated deficit, beginning of period	(7,129,136)	(6,488,442)	-

Accumulated deficit, end of period	$ (7,394,893)	$ (6,825,904)	$ (8,517)

Earnings/(loss) per share (note 3(b)):
Continuing operations
Basic	$ (0.02)	$ (0.05)	$ -
Diluted	$ (0.02)	$ (0.05)	$ -
Discontinued operations
Basic	$ -	$ 0.03	$ -
Diluted	$ -	$ 0.03	$ -
Earning/(loss)
Basic	$ (0.02)	$ (0.02)	$ -
Diluted	$ (0.02)	$ (0.02)	$ -
Weighted average number of shares outstanding:
Basic	14,739,691	14,739,691	14,739,691
Diluted	14,739,691	14,739,691	14,739,691

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

	Six months ended
	June 30, 2004	June 30, 2003 (restated – note (2(b)))	Period from inception of development stage on February 27, 2004 to June 30, 2004

Cash provided by (used in):

Operations:
Income/(Loss) from Continuing Operations	$ (242,794)	$ (775,429)	$ 14,446
Items not involving cash:
Amortizations	19,000	42,080	4,000
Gain on lease settlement	(36,763)	-	(36,736)
Change in non-cash operating working capital:
Accounts receivable	30,577	56,763	4,539
Other receivables	(11,878)	-	(11,878)
Prepaid expenses	(3,300)	(15,175)	30,552
Accounts payable	14,031	163,552	(22,159)
Accrued liabilities	101,640	(84,228)	(996)
Settlement agreement payable	(32,132)	-	(20,567)
Cash flows provided by (used in) continuing operations	(161,592)	(612,437)	(38,799)

Cash flows provided by discontinued operations	30,239	509,089	30,422

Cash flows provided by (used in) operating activities	(131,353)	(103,348)	(8,377)

Investments:
Purchase of equipment	-	(31,438)	-
Other assets	-	(840)	-
Cash flows provided by (used in) investing activities	-	(32,378)	-

Financing:
Lease payments	(35,433)	(23,651)	(25,999)
Cash flows provided by (used in) financing activities	(35,433)	(23,651)	(25,999)

Decrease in cash and cash equivalents	(166,786)	(159,277)	(34,376)

Cash and cash equivalents, beginning of period	204,399	284,093	71,989

Cash and cash equivalents, end of period	$ 37,613	$ 124,816	$ 37,613

Supplementary information:
Interest received	$ 11	$ 360	$ 1
Interest paid	(3,936)	(3,762)	(1,629)
Income taxes paid	-	-	-
Non-cash financing and investing activities:
Transfer of fixed assets to settle agreement payable (note 8(e))	15,000	-	15,000

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

1.

Operations:

Moving Bytes Inc. (the "Company" or "Moving Bytes") is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol "MBYTF". Effective February 27, 2004, the Company had no active operations and the Company entered the development stage. Previously the Company, through its wholly owned subsidiary Moving Bytes, Inc. (“MBI”), was in the business of selling telecommunication and data, transmission and access services ("Business Communications Services"), and electronic document processing and management services ("Electronic Media Services") to commercial customers. On September 1, 2003, the Company sold its Business Communications Services business (note 2(b)). On February 27, 2004, MBI discontinued its Electronic Media Services business (note 2(c)).  On June 30, 2004 the Company wound up and dissolved MBI (note 2(a)). The Company does not have any subsidiaries and has no business operations as of the date of this report.

2.

Going concern:

(a) These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2003, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company’s ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management’s plans.

As discussed in note 2(b), the Company sold its Business Communications Services business in September 2003 to provide additional interim funding to repay suppliers and creditors and allow the Company to focus on its Electronic Media Services business.  As discussed in note 2(c), on February 27, 2004, MBI closed its Electronic Media Services business. The Company currently has no intention to resume its Electronic Media Services business in the future. The Company has written down assets of the Electronic Media Services business to their fair value or net realizable value representing estimated proceeds of sale, net of estimated disposal costs. The Company and MBI have defaulted and received demand notices on certain of their debt repayment obligations (notes 4, 5(a) and 8(d)).

The Company had an accumulated deficit at June 30, 2004 of $7,394,893 and a working capital deficit of $257,116. The Company has significant cash requirements and no ability to generate cash flows from operations. The Company has insufficient funds to meet its financial obligations as they become due. The Company believes that its working capital will not be sufficient to fund its cash requirements through the year ended December 31, 2004. Unless the Company can raise financing management does not believe that the Company can continue as a going concern and believes that the Company it will not be able to maintain its listing on the National Association of Securities Dealer over the counter bulletin board.

The consolidated financial statements include the accounts of MBI which was wound up and dissolved on June 30, 2004. MBI has substantial debts far exceeding the value of its assets. In the event that MBI’s creditors are successful in enforcing any judgments they may receive against MBI, or the Company, the Company could be forced into a bankruptcy proceeding. In such event the Company could not continue as a going concern.

The Company will consolidate the liability balances and transactions of MBI on an ongoing basis until the liabilities of MBI have been forgiven, discharged or the Company receives an opinion of its legal counsel that there is only a remote possibility of the Company becoming obligated for the liabilities of MBI. There can be no guarantee that the Company will be able to receive such an opinion from its counsel. All material intercompany balances and transactions have been eliminated on consolidation.

(b)

On September 1, 2003, MBI entered into an agreement with ComTech 21, LLC (“ComTech 21”) of Walingford, CT, to sell its Business Communications Services assets including customer accounts, customer contracts and accounts receivable.  Subsequent to the sale, the Company no longer offers long distance telecommunications services. As the Company has no continuing involvement in the business sold, the Business Communications Services operations are presented as discontinued operations in these consolidated financial statements. As a result, balances and operating results directly attributable to the discontinued operations have been presented separately from continuing operations, for all periods presented. No interest expense has been allocated to discontinued operations.

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

As at June 30, 2004, the liabilities of discontinued operations totaled $79,009 (December 31, 2003 - $25,807) and consists of accounts payable and accrued liabilities. MBI has no cash resources to pay these obligations. Revenue reported in discontinued operations for the three and six months ended June 30, 2004 totaled nil and nil respectively (2003 - $797,491, $1,631,028).

(c)

Closure of Electronic Media Service Business:

On February 27, 2004, MBI discontinued its Electronic Media Services business. The Company was not able to raise additional funding to support the Electronic Media Services business. MBI does not intend to resume its Electronic Media Services business in the future. The Company determined that these events, as well as the state of operations at December 31, 2003, indicated that there was little or no value with respect to its assets associated with the Electronic Media Service business and as a result has recognized impairment loss on certain fixed assets on December 31, 2003 (note 4).

3.

Significant accounting policies:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financials statements should be read with the annual audited financials statements and other footnotes thereto included with the Company’s Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended December 31, 2004.

(a)

Net earnings (loss) per share:

Net earnings (loss) per share has been calculated using the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per common share are computed similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants, if dilutive.  Dilutive loss per share is the same as basic loss per share in all loss periods where there are losses since the impact of outstanding options and warrants is dilutive. The following securities could potentially dilute basic earnings per share in the future:

	June 30, 2004	June 30, 2003

Options (note 6(c))	3,710,000	4,895,550
Warrants	1,000,000	1,000,000

(b)

Stock based compensation – options and performance escrow shares:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for its employee stock option plans.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants. Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification.  Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

The closing price of the Company's common stock on June 30, 2004 was $0.01 per share and therefore the Company recognized employee non-cash compensation expense charges of nil for the three months ended June 30, 2004 (2003 - nil) related to repriced stock options. There is a potential for such a variable non-cash charges in each reporting period in the future until all of the Company's repriced stock options are exercised, forfeited or expire.

Performance escrow shares are treated as a compensatory arrangement. Compensation expense will be recognized in the statement of operations equal to the fair value of the shares released to a shareholder that provides services as an officer, director, employee, consultant or contractor.

Had the Company determined compensation cost based on the fair value at the grant date for its employee awards under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

Three months ended June 30,
	2004	2003

Earnings (loss) for the period, as reported	$ 12,856	$ (94,220)

Add: Employee stock-based compensation expense (recovery) as reported	$ 0	$ 0

Deduct: Employee stock-based compensation expense determined under the fair value method	$ 0	$ (9,153)

Pro forma net earnings (loss) for the period	$ 12,856	$ 103,373

Basic and diluted earnings (loss) per share as reported	$ -	$ (0.01)

Pro-forma – basic and diluted earnings (loss) per share	$ -	$ (0.01)

Six months ended
	June 30, 2004	June 30, 2003 (restated – note (2(b)))	Period from inception of development stage on February 27, 2004 to June 30, 2004

Earnings (Loss) for the period, as reported	$ (265,757)	$ (337,462)	$ (8,517)

Add: Employee stock-based compensation expense (recovery) as reported	$ 0	$ 0	$ 0

Deduct: Employee stock-based compensation expense determined under the fair value method	$ 0	$ (18,305)	$ 0

Pro forma net earnings (loss) for the period	$ (265,757)	$ (355,767)	$ (8,517)

Basic and diluted earnings (loss) per share as reported	$ (0.02)	$ (0.02)	$ -

Pro-forma – basic and diluted earnings (loss) per share	$ (0.02)	$ (0.02)	$ -

The weighted average fair value of options granted in 2004 was nil. No options were granted during the three months ended June 30, 2004.

The fair value of employee options vested during the three and six month periods ended June 30, 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.50%, no annual dividends, expected lives equal to one-half the option lives; and volatility of 312%.

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

(d)

Comparative figures:

Certain comparative figures have been reclassified to conform with presentation adopted in the current period.

4.

Equipment and leasehold improvements:

June 30, 2004	Cost	Accumulated amortization, disposition on settlement, and write-down	Net book value

Computer and office equipment	$ -	$ -	$ -

December 31, 2003	Cost	Accumulated amortization, disposition on settlement, and write-down	Net book value

Furniture and fixtures	$ 54,329	$ 54,329	$ -
Computer and office equipment	260,218	226,218	34,000
Test and other equipment	177,913	177,913	-
Equipment under capital lease	45,914	45,914	-

	$ 538,374	$ 504,374	$ 34,000

As discussed in note 2(c) the Company ceased operations related to its Electronic Media Services Business, terminated its premises under lease on April 9, 2004, and disposed of its remaining assets on April 19, 2004. The Company determined that these events, as well as the state of its operations at December 31, 2003, indicated that the remaining assets had little or no value in operations of the Electronic Media Services Business or expected ongoing corporate activities in subsequent years.  As a result, the Company recognized a write-down of equipment and leasehold improvements of $355,010 to their estimated fair value, representing quoted prices for similar assets as at December 31, 2003. The write-off of equipment and leasehold improvements is recorded in continuing operations in the consolidated statement of operations.

During the three months ended June 30, 2004  the Company disposed of its remaining computer and office equipment as part of a settlement agreement (note 8(e)). At June 30, 2004, the Company has no equipment or leasehold improvement assets.

Amortization expense for the six months ended June 30, 2004 totaled $19,000 (2003 - $42,080) which includes the amortization of equipment under capital leases of nil (2003 - $4,126).

5.

Obligations under capital lease:

	Operating and sub-lease	Capital lease	Total

Period ending June 30:
2004	$ -	$ 14,163	$ 14,163
2005	-	14,163	14,163
2006	-	5,900	5,900

Total minimum lease payments	-	34,226	24,226
Amount representing interest at 19.33%	-	7,735	7,735

Present value of net minimum capital lease payments	-	26,491	26,491
Current portion of obligation	-	26,491	26,491

(a)

Capital Lease

The Company recognized Interest expense for the six month period ended June 30, 2004 of $2,664 (2003 - $3,514) relating to capital lease obligations which has been included in interest expense. As at June 30, 2004, MBI had defaulted on its payment obligations under the capital lease. Subsequent to June 30, 2004 the lessor demanded repayment of the obligation. The Company has classified MBI’s obligation as current on the consolidated balance sheet.

(b)

Operating Lease

On April 9, 2004 the Company entered into a lease termination agreement with CA-Emeryville Properties Limited (“CAEPL”), regarding early termination of the Watergate Lease. Under the terms of the agreement the Company paid CAEPL $16,000 and forfeited its $10,000 security deposit resulting in a gain of lease termination of $36,736. The Company received a full release from the Watergate Lease and the Company subsequently has no commitments under operating leases for office premises.

6.

Capital stock:

(a)

Authorized:

Unlimited number of common stock, no par value.

10,000,000 class A preferred stock, no par value.  No class A preferred shares have been issued as of June 30, 2004.

20,000,000 class B preferred shares, with no par value.  No class B preferred shares have been issued as of June 30, 2004.

(b)

Issued and fully paid common shares:

	Number of common shares	Common share amount	Additional paid-in capital

Balance, December 31, 2003
and June 30, 2004	14,739,691	$ 5,631,683	$ 606,094

(c)

Stock options:

The Company has stock option plans, which allow the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase up to a maximum of 13,000,000 common shares of the Company.  The Moving Bytes Amended and Restated Stock Option Plan 2000, approved by the Company’s shareholders on June 22, 2001, allows for the issuance of 8,000,000 stock options.  The Moving Bytes Stock Option Plan 2003, approved by the Company’s shareholders on June 22, 2003 allows for the issuance of 5,000,000 stock options.  Stock purchase options are granted having exercise prices based on the market price at the date of grant.  The outstanding stock options expire at various dates ranging from September 29, 2004 to June 30, 2008 and vest according to the terms of the Company's stock option plan as may be amended by the individual stock option agreements.

The following summarizes changes in stock options for the six months ended June 30, 2004:

	June 30, 2004 Weighted Average
	Shares	Exercise price

Outstanding, beginning of period	4,435,950	$ 0.12
Granted	-	-
Exercised	-	-
Forfeited	(725,950)	$ (0.19)

Outstanding end of period	3,710,000	$ 0.11

The Company has the following stock options outstanding and vested at June 30, 2004:

	Total number	Total vested	Price	Expiry

Officer/director	625,000	625,000	0.10	September 25, 2004
Officer/director	500,000	500,000	0.10	January 25, 2005
Director	25,000	25,000	0.10	February 25, 2005
Officer/directors	500,000	500,000	0.10	June 26, 2005
Directors	100,000	100,000	0.10	June 30, 2005
Director	50,000	50,000	0.30	August 1, 2005
Director	20,000	20,000	0.50	October 1, 2005
Officer/director	240,000	240,000	0.10	December 6, 2005
Officer/director	500,000	500,000	0.10	January 25, 2007
Director	25,000	25,000	0.25	March 22, 2007
Officer/directors	1,125,000	1,125,000	0.10	June 30, 2008

Total	3,710,000	3,710,000

(d)

Repriced options:

On February 25, 2002, the Company's Board of Directors approved a stock option repricing program for options to purchase a total of 5,281,300 common shares. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price was reduced to $0.10 per share.  Holders of 4,510,100 options elected to have their options repriced. At this repricing date, the new exercise price equaled the market price of the Company's common shares. At June 30, 2004, 3,490,000 repriced stock options remain outstanding. These repriced stock options are accounted for as variable awards in accordance with note 3(b). Incremental stock-based compensation recognized during the three months ended June 30, 2004 for employee awards subject to variable accounting due to repricing transactions totaled nil (2003 - nil).

7.

Related party transactions:

(a)

Payments:

During the three and six months ended June 30, 2004, the Company paid or accrued consulting fees of $37,500 and $75,000 respectively (2003 - $37,500 and $75,000) to a company controlled by a director of the Company.

(b)

Consulting agreements:

(i)

On July 1, 2003 the Company entered into a consulting services agreement with Erik Mustad (“Mustad”), (the “Mustad 2003 Agreement”). On December 31, 2003 the Mustad 2003 Agreement expired under its terms. Consulting fees of $22,500 are owing Mustad at June 30, 2004 and included in accounts payable in the consolidated balance sheet.

(ii)

On March 1, 2002, the Company entered into a consulting services agreement with Interven Capital Corporation (“Interven”) for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the “Interven 2002 Agreement”). Pursuant to the Interven 2002 Agreement, as amended, Interven will provide certain services to the Company in consideration of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003, to increase to $15,000 per month beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more. Through June 30, 2004, the Company had not secured gross equity financing of $2,000,000 or more.

The Interven 2002 Agreement had an expiration date of December 31, 2003 (the “Initial Term”) and could be automatically renewed for additional one-year terms unless earlier terminated. In the event of termination by the Company during the Initial Term, other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term, payable at a rate of $13,750 per month for the first four months of the Initial term and $12,500 per month (to increase to $15,000 per month if the Company had received gross equity financing of $2,000,000 or more) for the remaining 18 months of the Initial Term.

8.

Contingencies:

(a)

Finders fee agreement:

The Company entered into a Finders Fee Agreement on June 14, 2002 with Glenara Associates (“Glenara”) of Panama City, Panama (the “Glenara Finder’s Fee Agreement”), under which the Company would pay to Glenara Associates a fee as a result of money raised from a prospective financing by Kalnes A/S (“Kalnes”). As of June 30, 2004 the Company had not received any financing from Kalnes.

(b)

DCA promissory note:

Effective September 9, 2003, MBI entered into a promissory note with Digital Communications of America, Inc. (“DCA”) for $12,500 against payment of the final costs under MBI’s billing agreement with DCA.  The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney’s fees in the event of any collection action.  MBI defaulted on the note and on March 4, 2004 DCA filed a lawsuit against MBI in the district court of Oklahoma County, State of Oklahoma, to enforce its payment.  DCA claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney’s fees and costs of the suit. On May 26, 2004 DCA received a default judgment against MBI. MBI does not have sufficient funds to pay the judgment. As of August 10, 2004 DCA has not sought to enforce the judgment. The Company has accrued all estimated amounts owing to DCA in accounts payable and accrued liabilities at June 30, 2004.

(c)

USAC assessment:

On February 23, 2004, MBI received an invoice from the Universal Service Administration Company (“USAC”), the administrator of the Universal Service Fund (“USF”), for assessed USF fees, as amended by USAC for the period of September 1, 2003 through December 31, 2003 (the “Second USAC Assessment”). Although during this period MBI did not sell any services subject to USF fees, the Company believes that it is the policy of USAC to invoice assessments for USF fees for the entire calendar year, irrespective as to whether a company was actually in the business of providing telecommunications services assessable for USF fees for the entire year, and to provide a refund in the third calendar quarter of the following year for any amounts that were assessed incorrectly. Although MBI did not provide any services subject to USF fees from September 1, 2003 forward it may be required to pay the Second USAC Assessment and to subsequently apply for a refund. The Company believes that due to lack of clarity regarding USAC regulations it is possible that MBI would not receive a refund if the Second USAC Assessment was paid. Due to uncertainty regarding USAC policies, the Company accrued $24,253 for the Second USAC Assessment on its consolidated balance sheet for the period ended June 30, 2004.

MBI does not have sufficient financial resources to pay the Second USAC Assessment. If MBI fails to pay the Second USAC Assessment it may face legal sanctions which include, but are not limited to, the initiation of proceedings to recover the outstanding debt, together with any applicable administrative charges, penalties, and interest.

(d)

Focal Agreement:

On October 30, 2003, MBI entered into a term service order with Focal Communications (“Focal”) under which MBI became obligated for minimum payments of $3,767 per month through October 30, 2005 and payments of $350 per month on a month to month basis. MBI has defaulted on payments to Focal and the agreement was terminated in 2004. Focal had engaged a collection agent to enforce payment under the agreement claiming MBI owes Focal $133,198 including interest and collection costs. A loss on service agreement of $122,058 has been recorded representing the amount of the claims in excess of $11,141 recorded in the consolidated statement of operations for the period ended June 30, 2004. There can be no assurance that Focal will not take legal action against MBI to enforce its rights to collect. To the extent that Focal takes action to enforce its rights, MBI will be unable to pay Focal and there will be substantial doubt that MBI will have the ability to carry on as a going concern. All amounts owing to Focal, as determined by management have been accrued for in accounts payable and accrued liabilities.

(e)

Loss on Arbitration:

On May 12, 2003, the Company and MBI received the final ruling and notice of arbitration award related to the termination of Joseph Karwat (“Karwat”) in the amount of $292,953 (the “Final Arbitration Award”). On June 16, 2003, the Company entered into settlement and security agreements with respect to payment of the Final Arbitration Award. On April 19, 2004 the Company and MBI entered into an agreement with Karwat with respect to obtaining a full release from the settlement and security agreements, and removal of all UCC filings made by Karwat on the Company and MBI (the “Final Settlement Agreement”). Under the terms of the Final Settlement Agreement, the Company paid Karwat $25,000, granted Karwat ownership of all of its remaining software and software licenses and equipment and domain names. As a result of the Final Settlement Agreement the Company recognized a loss of $4,432 on the settlement. As of May 10, 2004 the Company has performed all acts required of it under the terms of the Final Settlement Agreement including the making of all payments, delivery of all equipment and the transfer of all domain names, and has obtained a full release from the settlement and security agreements.

(f)

EPLI Carrier Settlement:

As a result of the Final Arbitration Award, the Company filed a claim with its EPLI policy insurer Lloyd’s of London (“Lloyd’s”). On August 11, 2003 Lloyd’s paid the Company $90,205 representing amounts they believed were subject to coverage under the EPLI policy. In addition Lloyd’s paid $59,492 for defense costs incurred in excess of the Company’s $25,000 policy deductible. The Company informed Lloyd’s that it intended to file a lawsuit to recover additional amounts the Company believes are due under EPLI policy plus bad faith damages. The Company and Lloyds subsequently settled the Company’s claim and on April 26, 2004 the Company signed an agreement providing Lloyd’s a full release from all further policy claims in exchange for payment of $61,298 which the Company received. As a result the Company recognized a recovery in loss/(recovery) on settlement agreement in the consolidated statement of operations and deficit of $56,866 representing the insurance recovery of $61,298 net of loss on settlement of $4,432 (note (8(e)).

9.

Segmented information and financial instruments:

(a)

Segmented information:

The Company operates primarily in the United States. The following table sets out the location of the Company’s assets for the years presented:

	United States	Canada	Consolidated

June 30, 2004	$ 54,820	$ 509	$ 55,329
Year ended December 31, 2003	67,115	204,399	271,514

(b)

Financial instruments:

Fair value:

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and Settlement Agreement payable.  The carrying value of these instruments approximates their fair value due to their immediate or short-term to maturity or their ability for liquidation at comparable amounts.

The Company’s obligations under capital lease and operating sublease are also financial instruments.  The carrying value of these instruments approximates their fair value.  Fair value was determined based on estimated future cash flows discounted using the current market rate for debt under similar circumstances with similar terms and remaining maturities.

Item 2.

 Management’s Discussion and Analysis

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

In February 2004, MBI terminated its Electronic Media Services business. The Company does not have any business operations or source of revenue as of the date of this report.

On June 30, 2004, the Company wound up and dissolved MBI. The Company does not have any subsidiaries and has no business operations as of the date of this report. The Company will consolidate the liability balances and transactions of MBI on an ongoing basis until the liabilities of MBI have been forgiven, discharged or the Company receives an opinion of its legal counsel that there is only a remote possibility of the Company becoming obligated for the liabilities of MBI.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The financial information contained in this report and the Company’s financial statements should not be considered indicative of future operations. Period to period results are expected to vary in future periods.

	Three Month Period Ended June 30, 2004[2]	Three Month Period Ended June 30, 2003[1]	Six Month Period Ended June 30, 2004[2]	Six Month Period Ended June 30, 2003[1]

Revenue	Nil	$ 142,717	$ 60,629	$ 307,373

General & Administrative Expenses	$ (33,440)	$ 412,623	$ 288,550	$ 1,004,276

Income/(Loss) from Continuing Operations(1)	$ 35,819	$ (307,303)	$ (242,794)	$ (775,429)

Income/(Loss) for the Period	$ 12,856	$ (94,220)	$ (265,757)	$ (337,462)

Income/(Loss) per Share	$ -	$ (0.01)	$ (0.02)	$ (0.02)

	June 30, 2004	December 31, 2003

Working Capital (Deficit)	$ (257,116)	$ 32,531
Total Assets	$ 55,329	$ 271,514
Total Liabilities	$ 312,445	$ 262,873
Shareholders Equity (Deficit)	$ (257,116)	$ 8,641
Long Term Obligations	$ Nil	$ 57,890

(1)

On September 1, 2003 MBI sold its Business Communications Services assets to Comtech 21, LLC. As assets sold represented one component of MBI’s operations, discontinued operations accounting applies. As a result balances and operating results directly attributable to discontinued operations have been presented separately from continuing operations.

(2)

On February 27, 2004 MBI terminated its Electronic Media Services business, and the Company has subsequently had no source of operating revenues.

You should read the following discussion and analysis in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the periods ending June 30, 2004 and 2003. This discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and the related notes, as well as statements made elsewhere in this Quarterly Report on Form 10-QSB (the “Report”). Unless noted otherwise the presentation represents the consolidated financial results of the Company and MBI.

This Report contains statements that may contain forward-looking statements, concerning the Registrant’s future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements.  Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, could”, “might”, or “will” be taken to occur or be achieved) are not statements of historical fact and may be “forward looking statements”.  These forward-looking statements, include statements relating to, among other things, the ability of the Registrant to continue  as a going concern.

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

The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2003, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities and other factors, substantial doubt exists about the Company’s ability to continue as a going concern. The audited financial statements and unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The audited financial statements and unaudited interim financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management’s plans.

The financial statements of Moving Bytes Inc. (the “Company” or the “Registrant”) are stated in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles (US GAAP).  The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, included elsewhere in this Report.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not able to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.  The Company had a loss of $265,757 and used cash flows in Continuing Operations of $124,856 for the six month period ended June 30, 2004 and had an accumulated deficit of $7,394,893 as at June 30, 2004. The Company decreased its cash position to $37,613 and increased its working capital deficit position to $257,116 at June 30, 2004. As of the date of this report, the Company has no business operations and no source of operating revenue. Unless the Company can raise additional financing, management does not believe that it will have sufficient cash to fund anticipated cash requirements.

The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (“FIN 44”).  For accounting purposes, the repricing of outstanding stock options requires variable accounting for the new options granted from the date of modification.  Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited.  Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

The Company consolidates the balance sheet of MBI. The Company will consolidate the liability balances and transactions of MBI on an ongoing basis until the liabilities of MBI have been forgiven, discharged or the Company receives an opinion of its legal counsel that there is a remote possibility of the Company becoming obligated for the liabilities of MBI. All material intercompany balances and transactions have been eliminated on consolidation.

Results of Operations

Three Months and Six Months Ended June 30, 2004 and 2003

Revenue. Revenue from continuing operations for the three months ended June 30, 2004 (“Q2 2004”) was nil as compared to $142,717 for the three month period ended June 30, 2003  (“Q2 2003”). Revenue for the six month period ended June 30, 2004 (“YTD 2003”) was $60,629 compared to $307,373 for the six month period ended June 30, 2003 (“YTD 2003”). During Q2 2004 the Company had no revenue generating operations. MBI closed its Electronic Media Services operations on February 27, 2004. MBI currently does not plan to resume the Electronic Media Services business. The Company has no other sources of revenue and does not anticipate that it will generate any revenue until the Company implements a new business strategy and plan. There can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to implement a business plan.

Gross Profit (Revenue less Cost of Goods Sold).

Gross profit for Q2 2004 decreased to $9,892 from $109,087 in Q2 2004. Gross profit during Q2 2004 was generated by carrier refunds related to Electronic Media Services operations. Gross profit YTD 2004 was $46,887 as compared to $234,265 in YTD 2003. The decrease year to date occurred in part because during Q2 2004 the Company had no revenue generating operations.

Personnel Expenses.

The Company’s total costs for salaries and benefits during Q2 2004, consisting of health benefit costs, decreased to $1,077 as compared to $188,293 in Q2 2003. The Company had no employees during Q2 2004. YTD 2004 salaries and benefits were $54,170 as compared to $413,068 during YTD 2003. During the three month period ended March 31, 2003 the Company had minimal personnel as MBI wound up operations and had no salaried personnel during Q2 2004. As a result year to date expenses were significantly lower than during the same period in 2003.

Contract, consulting and communication services costs were $26,318 in Q2 2004 down from $81,797 during Q2 2003 and were $99,060 YTD 2004 as compared to $156,356 YTD 2003. Consulting services decreased due to the termination of the Mustad agreement on December 31, 2003 and a general reduction in activity.  Subsequent to April 1, 2004 all work being performed on behalf of the Company is being paid in the form of consulting services.

Amortization.

Amortization during Q2 2004 fell to $4,000 down from $21,155 in Q2 2003. Amortization costs were $19,000 YTD 2004 as compared to $42,080 in YTD 2003. Amortization costs YTD 2004 represent accelerated amortization costs due to the disposition of all of the Company’s assets as part of the Karwat settlement agreement. The Company has no remaining amortizable assets.

Legal and Accounting, Rent, and Bad Debt.

Legal and accounting expenditures were $13,267 in Q2 2004 as compared to $43,858 in Q2 2004. Expenses were related to preparation of the Company’s annual and quarterly reports and were lower due to reduced activity and available resources. Expenditures YTD 2004 were $33,885 as compared to $48,040 YTD 2003.

Rent decreased to $1,050 in Q2 2004 from $28,783 in Q2 2004. Rent YTD 2004 was $10,641 as compared to $66,822 YTD 2003. Rents YTD 2004 were reduced in part due to the lease settlement agreement. The Company has no operating leases and pays only month to month rents.

During Q2 2004 the Company recorded bad debt expense of $8,725 related to MBI’s former Electronic Media Services business. Bad debt expense YTD 2004 was $5,765 as compared to a recovery of $5,044 YTD 2003. The Company has no accounts receivable net of allowances as of June 30, 2004.

Loss on Settlement.

During Q2 2004 the Company entered into settlement agreements with both Karwat and its EPLI carrier regarding the Karwat matter. As a result the Company recorded a net recovery on settlement in the amount of $56,866. This amount consisted of a loss of $4,432 on settlement of obligations to Karwat and a recovery of legal expenses and costs related to the Karwat matter in the amount of $61,298 resulting from receipt of payment from its EPLI carrier.

Gain on Lease settlement.

During Q2 2004 the Company entered into a lease termination agreement on the Watergate property. Under the terms of the agreement the Company paid $16,000 and forfeited its $10,000 security deposit. As a result of the termination the Company recorded a gain of $36,736.

Loss on Service Agreement.

YTD 2004 the Company incurred a $122,058 loss on service agreement with Focal Communications due to defaults on payments to Focal under a carrier service agreement. Focal has engaged a collection agent to enforce payment under the agreement claiming MBI owes Focal $133,198 including interest and collection costs. Excess amounts claimed of $122,058 over amounts recorded in accounts payable were recorded as a loss on service agreement in the consolidated statement of operations during the period.

Other General and Administrative Expenses.

Other general and administrative costs were $5,725 in Q2 2004 down from $52,390 in Q2 2003 and were $34,851 YTD 2004 down from $91,454 YTD 2003. General and administrative expenses contain certain fixed costs such as insurance that cannot be reduced in response to the cessation of operations. Overall general and administrative expenses are expected to decline in 2004 as a result of the termination of MBI’s business operations subsequent to February 27, 2004.

Net Income /Loss from Continuing Operations.

Net income from Continuing Operations was $35,819 for Q2 2004 up from a loss of $307,303 in Q2 2003. Net loss  from Continuing Operations was $242,794 YTD 2004 down from a loss of $775,429 YTD 2003. The income in Q2 2004 was primarily due to gains on a settlement related to the Karwat matter and a lease of premises. The Company believes that it will continue to have net losses from Continuing Operations for the foreseeable future.

Net Income/Loss  from Discontinued Operations.

Loss from Discontinued Operations for Q2 2004, which consisted of changes in estimated obligations and adjustments to carrier costs, was $22,963 as compared to income of $213,083 in Q2 2003. YTD loss from Discontinued Operations was $22,963 as compared to a gain of $437,967 YTD 2003. Discontinued operations were sold to Comtech21 on September 1, 2003. The Company expects little  income or loss from Discontinued Operations going forward.

Net Income /Loss.

Net income was $12,856 in Q2 2004 up from a loss of $94,220 in Q2 2004. The net income was primarily due to gains on settlements related to the Karwat matter and lease of premises. Net loss YTD 2004 was $265,757 as compared to a net loss of $337,462 YTD 2003. The Company believes that it will continue to have net losses for the foreseeable future.

Income (Loss) per Share.

Net income per share for Q2 2004 was nil compared to a loss of $0.01 in Q2 2003 and was a loss of $0.02 YTD 2004 unchanged from a loss of $0.02 YTD 2003.

Period from Inception of Development Stage.

Subsequent to February 27, 2004 the Company has no business operations and is considered ‘development stage’. Development stage presentation recognizes this and sets forth activity during the period associated with development stage activities.

Liquidity and Capital Resources.

At June 30, 2004, the Company had a working capital deficit of $257,116 including cash and equivalent balances of $37,613 down from a positive working capital balance of $32,531 at December 31, 2003 including cash and equivalent balances of $204,399. The change in working capital, and cash and equivalent balances, was primarily affected by accrued expenses associated with MBI’s Continuing Operations recognized at March 31, 2004.

Accounts receivable was down from $30,577 at December 31, 2003 to nil at June 30, 2004.  This was due to collections and the uncertainty over the collectability of accounts and a subsequent write down of remaining accounts receivable. The Company does not expect to collect any further accounts receivable from continuing operations. The Company believes accounts receivable balances will be zero in all future periods until such time as the Company resumes business operations

Other receivables was $11,878 at June 30, 2004 and primarily represents amounts due from carriers.

Accounts payable increased from $54,678 at December 31, 2003 to $68,709 at June 30, 2004. Accrued liabilities increased from $36,596 at December 31, 2003 to $138,236 at June 30, 2004. Accrued liabilities includes $122,058 in liabilities related to MBI obligations to Focal Communications. Accounts payable and accrued liabilities primarily consist of unpaid expenses and accruals associated with continuing operations which were suspended February 27, 2004.

Liabilities from discontinued operations increased from $25,807 at December 31, 2003 to $79,009 at June 30, 2004. Liabilities from discontinued operations includes accrued USAC claims and liabilities related to the sale of MBI’s Business Communications Services business which resulted from the receipt of certain carrier credits.

The Company has no long-term debt or other long-term liabilities. As at June 30, 2004, MBI had defaulted on its payment obligations under its capital lease. Subsequent to June 30, 2004 the lessor demanded repayment of the obligation. The Company has classified MBI’s obligation as current on the consolidated balance sheet.

The Company has entered into no derivative financial instrument arrangements to June 30, 2004.

The Company did not receive any funds through the issuance of capital stock through June 30, 2004.

.

The Company currently has no external sources of liquidity.

During Q2 2004 the Company used $14,465 in cash from Continuing Operations and generated $30,422 in cash flows from Discontinued Operations, generating a net $15,957 in cash flows from operations. The cash flows generated were primarily due to gains on settlements related to the Karwat matter and on a lease of premises, and from carrier credits. The Company does not expect to generate cash from either Continuing Operations or from Discontinued Operations until such time as it has re-established business operations.

On February 27, 2004, MBI terminated its Electronic Media Service business operations. Neither the Company nor any of its subsidiaries currently have any business operations nor any source of revenue. The Company’s management is currently exploring potential business and financing opportunities. The Company consolidated with MBI has contractual obligations of approximately $200,000 on which it has defaulted and which it has recorded as current liabilities on the consolidated balance sheet. These obligations are in addition to general and administrative expenses and other creditor obligations. The Company currently does not have sufficient capital to meet its capital requirements in the short or long term, which makes the Company’s ability to continue as a going concern questionable.

Subsequent Events.

There were no reportable subsequent events.

Business Outlook, Risks and Uncertainties

Economic Uncertainties.

Current economic slowdown, financial market conditions, and the political environment may affect the Company’s ability to raise financing. As of the date of this report the Company has no business operations. The Company will be required to raise additional capital to establish business operations. The uncertainty about the Company’s ability to raise financing makes it difficult to predict the Company’s results for fiscal year 2004 and its ability to continue as a going concern.

Sufficiency of Working Capital.

As of June 30, 2004, the Company had net working capital deficit of $257,116. The Company has inadequate financial resources to sustain its business activities or to maintain its listing on the National Association of Securities Dealer over the counter bulletin board.

The Company estimates that it will need to raise approximately $500,000 during the next 12 months to meet its minimum capital requirements.

There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. The Company has no ability to generate cash flows from operations.

The Company does not have sufficient working capital to fund its cash requirements, and will not be able to continue as a going concern, through the year ended December 31, 2004, unless it is able to successfully raise financing. There can be no assurance that the Company will be successful in obtaining the required financing.

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

Auditors Report.

The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2003, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company’s ability to continue as a going concern.  The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management’s plans.

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

The Company did not recognize any compensation expenses associated with the repricing of stock options during the period ended June 30, 2004.

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

Off Balance Sheet Arrangements.

The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

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

Part II.  Other Information

Item 1. Legal Proceedings.

DCA Litigation

Effective September 9, 2003 MBI entered into a promissory note with DCA for $12,500 against payment of the final costs under MBI’s billing agreement with DCA. The promissory note was due October 1, 2003. MBI defaulted on the note and on March 4, 2004 DCA filed a lawsuit against MBI the district court of Oklahoma County, State of Oklahoma to enforce its payment. DCA claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney’s fees and cost of the suit. On May 26, 2004 DCA received a default judgment against MBI. MBI does not have sufficient funds to pay the judgment. As of August 10, 2004 DCA has not sought to enforce the judgment. The Company has accrued all estimated amounts owing to DCA in accounts payable and accrued liabilities at June 30, 2004.

To the best of its knowledge, the Company nor MBI are subject to any other active or pending legal proceedings or claims against it or any of its properties. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

Item 2. Changes in Securities.

The Company did not issue any securities during the quarter ended June 30, 2004.

Neither the Company nor any affiliated purchaser, purchased or repurchased any shares of the Company during the quarter ended June 30, 2004.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Certificate of Incorporation for Jackpine Mining Co., Inc., dated December 23, 1991, previously filed as Exhibit 1.1
3.2(1)	Form 1 (Section 5) Company Act Memorandum of Jackpine Mining Co., Inc., dated December 13, 1991, previously filed as Exhibit 1.2
3.3(1)	Articles of Jackpine Mining Co., Inc., previously filed as Exhibit 1.3
3.4(1)	Certificate of name change for USV Telemanagement Inc., dated July 10, 1996, previously filed as Exhibit 1.4
3.5(1)	Province of British Columbia Form 21 (Section 371) Company Act Special Resolution filed July 10, 1996, previously filed as Exhibit 1.5
10.14(1)	Consulting Services Agreement by and between Interven Capital Corporation, Mark Smith and USV Telemanagement Inc., dated January 1, 1998, previously filed as Exhibit 3.14
10.17(1)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and J. Erik Mustad, dated February 17, 1999, previously filed as Exhibit 3.17
10.19(2)	USV Telemanagement Inc. Stock Option Plan (1999), previously filed as Exhibit 4.1
10.20(3)	USV Telemanagement Inc. Amended and Restated Stock Option Plan (2000), previously filed as Exhibit 4.7
10.21(3)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Mark Smith, dated March 10, 2000 as amended April 19, 2000, previously filed as Exhibit 4.1
10.23(3)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and West Oak Capital Group, Inc., dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.3
10.24(3)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Mark Smith, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.4
10.25(3)	Stock Appreciation Right Agreement by and between USV Telemanagement Inc. and Mark Smith, dated March 10, 2000, previously filed as Exhibit 4.5
10.26(3)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and J. Erik Mustad, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.6
10.27(3)	Incentive Stock Option Agreement with Trevor Gibbs dated April 19, 2000, previously filed as Exhibit 4.8
10.28(3)	Incentive Stock Option Agreement with Thomas Wharton dated April 19, 2000, previously filed as Exhibit 4.9
10.36(4)	Consulting Services Agreement by and between USV Telemanagement Inc. and Interven Capital Corporation and Mark Smith dated June 1, 2000, previously filed as Exhibit 3.38
10.37(4)	Consulting Services Agreement by and between USV Telemanagement Inc. and J. Erik Mustad dated June 1, 2000, previously filed as Exhibit 3.39
10.38(5)	Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously filed as Exhibit 4.10
10.39(5)	Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000, previously filed as Exhibit 4.11
10.40(5)	E*Comnetrix Inc. Amended and Restated Stock Option Plan (2000), previously filed as Exhibit 4.12
10.41(6)	Form of Amendment to Stock Option Agreement, dated June 26, 2000
10.42(6)	Form of Amendment to Stock Option Agreement, dated March 16, 2001
10.43(6)	Termination of Stock Appreciation Rights Agreement by and between E*Comnetrix Inc. and Mark Smith, dated November 7, 2000
10.51(7)	Amendment to Employment Agreement with Mark Smith dated June 2001
10.52(7)	Employment Agreement with Erik Mustad Employment dated June 2001
10.53(7)	Lease Agreement related Watergate Property dated June 28, 2001
10.54(8)	Non-Transferable Share Purchase Warrant issued to Mark M. Smith by E*Comnetrix Inc. dated February 25, 2002.
10.55(8)	Subscription Agreement by and between E*Comnetrix Inc. and Mark Smith dated effective as of February 25, 2002.
10.56(8)	Escrow Agreement by and among E*Comnetrix Inc., Mark Smith, and J. Erik Mustad made as of March 1, 2002.
10.57(9)	Settlement Agreement between Moving Bytes Inc. and Joseph Karwat dated June 16, 2003.
10.58(9)	Security Agreement between Moving Bytes Inc. and Joseph Karwat dated June 16, 2003.
10.59(10)	Asset Purchase Agreement dated September 1, 2003 by and between Com Tech 21, LLC and Moving Bytes, Inc. (previously filed as Exhibit 1)
10.60(10)	Amendment Agreement to amend the Asset Purchase Agreement dated September 1, 2003 by and between Com Tech 21, LLC and Moving Bytes, Inc. (previously filed as Exhibit 2)
10.61(10)	Amendment Agreement dated September 25, 2003 to amend the Asset Purchase Agreement by and between Com Tech 21, LLC and Moving Bytes, Inc. (previously filed as Exhibit 3)
10.62(10)	Finder’s Agreement dated May 28, 2003 by and between KDW Group and Moving Bytes, Inc. (previously filed as Exhibit 4)
21.1(8)	List of Subsidiaries
31.1	302 Certification of CEO
31.2	302 Certification of CFO
32.1	Sarbanes Oxley Section 906 Certification of CEO
32.2	Sarbanes Oxley Section 906 Certification of CFO

(1)

Previously filed on Form 20-F dated April 20, 1999.

(2)

Previously filed on Form S-8 dated September 8, 1999.

(3)

Previously filed on Form S-8 dated May 31, 2000.

(4)

Previously filed on Form 20-F dated June 12, 2000.

(5)

Previously filed on Form S-8 dated November 16, 2000.

(6)

Previously filed on Form 10-KSB dated May 8, 2001.

(7)

Previously filed on Form 10-QSB dated August 14, 2001.

(8)

Previously filed on Form 10-KSB dated March 28, 2002.

(9)

Previously filed on Form 10-QSB dated August 14, 2003.

(10)

Previously filed on Form 8-K dated October 2, 2003.

(b)

Reports on Form 8-K.

The Company filed a current report on Form 8-K on October 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOVING BYTES INC.
(Registrant)
Date: August 20, 2004	By: /s/ Mark Smith
Mark M. Smith President, Chief Financial Officer and Director

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-QSB and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVING BYTES INC.

Date:  August 20, 2004

/s/ Mark Smith

Mark M. Smith, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Erik Mustad J. Erik Mustad	Chief Executive Officer and Director	August 20, 2004

/s/ Mark M. Smith Mark M. Smith	Chief Financial Officer, President and Director (principal financing officer)	August 20, 2004

/s/ Jim Miller Jim Miller	Director	August 20, 2004

/s/ Thomas Wharton Thomas Wharton	Director	August 20, 2004