Form 10QSB
period 2004-09-30
MOVING BYTES INC
filed 2004-11-22
CIK 1085104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

4340 Redwood Hwy., Suite F222, San Rafael, Ca 94903

_______________________________________________________________________________

(Address of Principal Executive Offices)

(415) 999-6825

________________________________________________________________________________

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

State the shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: November 22, 2004: 14,739,691 Common Shares

Transitional Small Business Disclosure Format (Check One):  Yes  [     ]     No  [ X ]

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [ X ]     No  [     ]

MOVING BYTES INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I.

INTERIM FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

September 30, 2004 (Unaudited) and December 31, 2003

Consolidated Statement of Operations and Accumulated Deficit (Unaudited)

Three and Nine Months Ended September 30, 2004 and 2003 and period from Inception of Development Stage on February 27, 2004 to September 30, 2004

Consolidated Statements of Cash Flows (Unaudited)

Three and Nine Months Ended September 30, 2004 and 2003 and period from Inception of Development Stage on February 27, 2004 to September 30, 2004

Notes to Consolidated Financial Statements (Unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Changes in Securities

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

Consolidated Financial Statements

(Expressed in United States dollars)

MOVING BYTES INC.

Three and nine months ended September 30, 2004 and 2003

Period from inception of development stage on February 27, 2004 to September 30, 2004

(Unaudited)

MOVING BYTES INC.

Consolidated Balance Sheets

(Expressed in United States dollars)

	September 30, 2004 (Unaudited)	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$ 2,105	$ 204,399
Accounts receivable, less allowance for doubtful accounts of $11,065 (December 31, 2003 – ($20,388)	-	30,577
Other receivables	11,879	-
Prepaid expenses	-	2,538
Total current assets	13,984	237,514

Equipment and Leasehold Improvements (note 4)	-	34,000

Total assets	$ 13,984	$ 271,514

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$ 85,067	$ 54,678
Accrued liabilities	150,436	36,596
Settlement Agreement payable (note 8(e))	-	47,132
Liabilities from discontinued operations (note 8(c))	79,517	25,807
Current portion of obligation under capital lease and operating sub-lease (note 5)	26,491	40,770
Total current liabilities	341,511	204,983

Obligation under capital lease and operating sub-lease (note 5)	-	57,890

Stockholders’ equity (deficiency):
Capital stock (note 6)	6,531,683	6,531,683
Additional paid-in capital	606,094	606,094
Deficit Accumulated during Development Stage	(78,928)	-
Deficit Accumulated prior to February 27, 2004	(7,386,376)	(7,129,136)

Total stockholders’ equity (deficiency)	(327,527)	8,641

Total liabilities and stockholders’ equity (deficiency)	$ 13,984	$ 271,514

See accompanying notes to consolidated financial statements.

Going concern (note 2)

Contingencies (note 8)

Subsequent events (note 10)

MOVING BYTES INC.

Consolidated Statements of Operations and Accumulated Deficit

(Expressed in United States dollars)

(Unaudited)

	Three months ended September 30,	Nine months ended September 30,
	2004	2003	2004	2003	Period from Inception of development stage on February 27, 2004 to September 30, 2004

Revenue	$ -	$ 121,525	$ 60,630	$ 428,897	$ -

Cost of goods sold:
Transmission and services	-	28,929	13,869	94,809	(9,892)
Commissions	-	-	-	4,763	-
Other	-	(253)	(127)	2,366	-

Gross profit	-	92,849	46,888	326,959	9,892
Expenses:
Amortization/depreciation	-	21,212	19,000	63,292	4,000
Advertising and promotion	481	15,853	6,012	36,571	668
Bad debt expense (recovery)	(4,200)	(543)	1,565	(5,587)	4,525
Bank charges	138	5,547	2,528	14,625	1,678
Communications services	432	8,779	2,164	28,283	2,164
Consulting services	47,500	30,134	144,828	166,986	87,146
Insurance	10,969	24,048	25,042	57,581	-
Legal and accounting	9,774	27,272	43,659	75,312	23,041
Loss/(recovery) on settlement (note 8(f))	-	-	(56,866)	191,500	(56,866)
Loss on service agreement	-	-	122,058	-	-
Gain on lease settlement (note 5(b))	-	-	(36,736)	-	(36,736)
Miscellaneous	3,653	1,986	9,833	20,356	8,564
Rent	1,050	38,772	11,566	104,858	2,100
Salaries and benefits	-	137,033	54,170	549,946	1,077
State franchise tax	-	-	4,927	7,195	(884)
Travel and entertainment	60	2,308	1,935	12,159	1,334
	69,857	312,401	355,685	1,323,077	57,790

Loss from continuing operations before undernoted	(69,857)	(219,552)	(308,798)	(966,118)	(47,898)

Other income (expense):
Interest income	2	41	13	400	3
Interest expense	(494)	(2,826)	(4,430)	(6,588)	(2,123)
Other income	-	1,200	3,500	1,200	-
Other expense	(49)	(15,303)	(3,476)	(10,763)	(5,934)
	(541)	(16,888)	(4,393)	(15,751)	(8,054)

Loss from continuing operations	$ (70,398)	$ (236,440)	$ (313,191)	$ (1,011,869)	$ (55,952)

Income (loss) from discontinued operations Business Communication Services segment (note 2(b))	(14)	574,461	(22,977)	1,012,428	(22,977)

Net income (loss) for the period	(70,411)	338,021	(336,168)	559	(78,928)

Accumulated deficit, beginning of period	(7,394,893)	(6,825,904)	(7,129,136)	(6,488,442)	-

Accumulated deficit, end of period	$ (7,465,304)	$ (6,487,883)	$ (7,465,304)	$ (6,487,883)	$ (78,928)

Income (loss) per share, Basic and Diluted:
Continuing operations:	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.07)	$ (0.01)
Discontinued operations:	nil	0.04	nil	0.07	-
Net income (loss):	(0.01)	0.02	(0.02)	nil	(0.01)
Weighted average number of shares outstanding:	14,739,691	14,739,691	14,739,691	14,739,691	14,739,691

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003	Period from Inception of development stage on February 27, 2004 to September 30, 2004

Cash flow provided by (used in) operating activities:
Income (loss) from continuing operations	$ (70,398)	$ (236,440)	$ (313,191)	$ 559	$ (55,952)
Items not involving cash:
Amortization and depreciation	-	21,212	19,000	63,292	4,000
Gain on disposal of operating sub-lease	-	-	(36,736)	-	(36,736)
Changes in non-cash operating working capital
Accounts receivable	-	(152,100)	18,698	51,571	(7,339)
Prepaid expenses	5,837	(537)	2,538	(15,712)	36,389
Accounts payable	16,359	(140,880)	30,389	22,672	(5,800)
Accrued liabilities	12,200	84,534	113,840	306	11,204
Settlement Agreement payable	-	54,041	(32,132)	54,041	(20,567)

Cash flow provided by (used in) continuing operating activities	(36,002)	(370,170)	(197,594)	176,729	(74,801)

Cash flow provided by (used in) discontinued operations	494	630,059	30,733	(719,859)	30,916

Cash flows used in operating activities	(35,508)	259,889	(166,861)	(543,130)	(43,885)

Cash flow provided by (used in) investing activities:
Purchase of equipment	-	-	-	(32,687)	-
Proceeds on disposal of business (note 11)	-	-	-	745,580	-
Finders fees on disposal of business	-	-	-	(44,589)	-
Other assets	-	-	-	(911)	-

Cash flow provided by (used in) investing activities	-	-	-	667,393	-

Cash flow provided by (used in) financing activities:
Capital lease obligation payments	-	(7,915)	(35,433)	(31,566)	(25,999)

Cash flow provided by (used in) financing activities	-	(7,915)	(35,433)	(31,566)	(25,999)

Increase (decrease) in cash and cash equivalents	(35,508)	251,974	(202,294)	92,697	(69,884)

Cash and cash equivalents, beginning of period	37,613	124,816	204,399	284,093	(71,989)

Cash and cash equivalents, end of period	$ 2,105	$ 376,790	$ 2,105	$ 376,790	$ 2,105

Supplementary information:
Interest paid	(494)	(2,826)	(3,936)	(6,588)	(2,123)
Interest received	2	41	13	400	3
Income taxes paid	-	-	-	-	-
Non-cash financing and investing activities:
Transfer of fixed assets to settle agreement payable (note 8(e))	-	-	15,000	-	15,000

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

(Unaudited)

1.

Operations:

Moving Bytes Inc. (the “Company” or “Moving Bytes”) is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol “MBYTF”.  Effective February 27, 2004, the Company had no active operations and the Company entered the development stage. Previously the Company, through its wholly owned subsidiary Moving Bytes, Inc. (“MBI”), was in the business of selling telecommunication and data, transmission and access services (“Business Communications Services”), and electronic document processing and management services (“Electronic Media Services”) to commercial customers.  On September 1, 2003, the Company sold its Business Communications Services business (note 2(b)).  On February 27, 2004, MBI discontinued its Electronic Media Services business (note 2(c)).  On June 30, 2004 the Company wound up and dissolved MBI.  The Company does not have any subsidiaries and has no business operations as of the date of this report.

2.

Going concern:

(a) These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2003, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company’s ability to continue as a going concern. The audited financial statements include a going concern note that provides further information with respect to this uncertainty and management’s plans.

As discussed in note 1, the Company sold its Business Communications Services business in September 2003 to provide additional interim funding to repay suppliers and creditors and allow the Company to focus on its Electronic Media Services business.  On February 27, 2004, MBI closed its Electronic Media Services business. The Company currently has no intention to resume its Electronic Media Services business in the future. The Company has written down assets of the Electronic Media Services business to their fair value or net realizable value representing estimated proceeds of sale, net of estimated disposal costs. The Company and MBI have defaulted and received demand notices on certain of their debt repayment obligations (notes 5(a) and 8(d)).

The Company had an accumulated deficit at September 30, 2004 of $7,465,304 and a working capital deficit of $327,527. The Company has significant cash requirements and no ability to generate cash flows from operations. The Company has insufficient funds to meet its financial obligations as they become due. The Company believes that its working capital will not be sufficient to fund its cash requirements through the year ended December 31, 2004. Unless the Company can raise financing, management does not believe that the Company can continue as a going concern and believes that the Company it will not be able to maintain its listing on the National Association of Securities Dealer over the counter bulletin board.

The consolidated financial statements include the accounts of MBI, consisting of accounts payable and accrued liabilities, which was wound up and dissolved on June 30, 2004.  In the event that MBI’s creditors are successful in enforcing any judgments they may receive against MBI, or the Company, the Company could be forced into a bankruptcy proceeding. In such event the Company could not continue as a going concern.

The Company continues to consolidate the liability balances and transactions of MBI on an ongoing basis until the liabilities of MBI have been forgiven, discharged or the Company receives an opinion of its legal counsel that there is only a remote possibility of the Company becoming obligated for the liabilities of MBI. There can be no guarantee that the Company will be able to receive such an opinion from its counsel.

The accounts of MBI outstanding at September 30, 2004 and included in these consolidated financial statements include:

Accounts payable	$ 85,062
Accrued liabilities	$ 144,018
Liabilities from discounted operations	$ 79,517
Current obligations under capital lease	$ 26,491
$ 335,088

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

As at September 30, 2004, the liabilities of discontinued operations totaled $79,517 (December 31, 2003 - $25,807) and consists of accounts payable and accrued liabilities. MBI has no cash resources to pay these obligations.  Revenue reported in discontinued operations for the three and nine months ended September 30, 2004 totaled Nil and Nil, respectively (2003 - $1,109,665, $2,740,693).

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

3.

Significant accounting policies:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financials statements should be read with the annual audited financials statements and other footnotes thereto included with the Company’s Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended December 31, 2004.

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

The following securities could potentially dilute basic earnings per share in the future:

	September 30, 2004	September 30, 2003

Options (note 6(c), 7(c), and 10(e))	1,960,000	4,486,950
Warrants (note 10(e))	1,000,000	1,000,000

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

The closing price of the Company’s common stock on September 30, 2004 was $0.01 per share and therefore the Company recognized employee non-cash compensation expense charges of nil for the three and nine months ended September 30, 2004 (2003 - nil) related to repriced stock options. There is a potential for such a variable non-cash charges in each reporting period in the future until all of the Company’s repriced stock options are exercised, forfeited or expire.

Employee stock options are treated as a compensatory arrangement. Compensation expense will be recognized in the statement of operations equal to the fair value of the shares released to a shareholder that provides services as an officer, director, employee, consultant or contractor.

Had the Company determined compensation cost based on the fair value at the grant date for its employee awards under SFAS No. 123, the Company’s net income (loss) would have been increased to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003	Period from Inception of development stage on February 27, 2004 to September 30, 2004

Net income/(loss) for the period, as reported	$ (70,411)	$ 338,021	$ (336,168)	$ 599	$ (78,928)

Add: Employee stock-based compensation expense (recovery) as reported	-	-	-	-	-

Deduct: Employee stock-based compensation expense determined under the fair value method	-	(3,309)	-	(21,614)	-

Pro forma net income (loss) per share as reported	$ (0.01)	$ 0.02	$ (0.02)	$ nil	$ (0.01)

Pro forma basic and diluted net income (loss) per share	$ (0.01)	$ 0.02	$ (0.02)	$ nil	$ (0.01)

The weighted average fair value of options granted in 2004 was nil. No options were granted during the three and nine months ended September 30, 2004.

The fair value of employee options vested during the nine month periods ended September 30, 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.50%, no annual dividends, expected lives equal to one-half the option lives; and volatility of 312%.

(c)

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring the use of management estimates relate to the determination of collectibility of accounts and receivables and amount of contingent liabilities.

(d)

Comparative figures:

Certain comparative figures have been reclassified to conform with presentation adopted in the current period.

4.

Equipment and leasehold improvements:

September 30, 2004	Cost	Accumulated amortization, and write down	Net book value

Computer and office equipment	$ -	$ -	$ -

December 31, 2003	Cost	Accumulated amortization, and write down	Net book value

Furniture and fixtures	$ 54,329	$ 54,329	$ -
Computer and office equipment	260,218	226,218	34,000
Test and other equipment	177,913	177,913	-
Equipment under capital lease	45,914	45,914	-

	$ 538,374	$ 504,374	$ 34,000

As discussed in note 2(c) the Company ceased operations related to its Electronic Media Services Business, terminated its premises under lease on April 9, 2004, and disposed of its remaining assets on April 19, 2004. The Company determined that these events, as well as the state of its operations at December 31, 2003, indicated that the remaining assets had little or no value in operations of the Electronic Media Services Business or expected ongoing corporate activities in subsequent years.  As a result, the Company recognized a write-down of equipment and leasehold improvements of $355,010 to their estimated fair value, representing quoted prices for similar assets as at December 31, 2003. The write-off of equipment and leasehold improvements is recorded in continuing operations in the consolidated statement of operations. The Company disposed of its remaining computer and office equipment as part of a settlement agreement (note 8(e)). At September 30, 2004, the Company has no equipment or leasehold improvement assets.

Amortization expense for the nine months ended September 30, 2004 totaled $19,000 (2003 - $63,292) which includes the amortization of equipment under capital leases of nil (2003 - $6,887).

5.

Obligations under capital lease:

	Operating and sub-lease	Capital lease	Total

Period ending September 30:
2004	$ -	$ 14,163	$ 14,163
2005	-	14,163	14,163
2006	-	5,900	5,900

Total minimum lease payments	-	34,226	34,226
Amount representing interest at 19.33%	-	7,735	7,735

Present value of net minimum capital lease payments	-	26,491	26,491
Current portion of obligation	-	26,491	26,491
	-	-	-

(a)

Capital Lease

The Company recognized interest expense for the nine month period ended September 30, 2004 of $4,430 (2003 - $6,588) relating to capital lease obligations which has been included in interest expense. As at September 30, 2004, MBI had defaulted on its payment obligations under the capital lease. The lessor has demanded repayment of the obligation. The Company has classified MBI’s obligation as current on the consolidated balance sheet.

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

10,000,000 class A preferred stock, no par value.  No class A preferred shares have been issued as of September 30, 2004.

20,000,000 class B preferred shares, with no par value.  No class B preferred shares have been issued as of September 30, 2004.

(b)

Issued and fully paid common shares:

	Number of common shares	Common share amount	Additional paid-in capital

Balance, December 31, 2003 and September 30, 2004	14,739,691	$ 6,531,683	$ 606,094

(c)

Stock options:

The Company has stock option plans, which allow the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase up to a maximum of 13,000,000 common shares of the Company. The Moving Bytes Amended and Restated Stock Option Plan 2000, approved by the Company’s shareholders on June 22, 2001, allows for the issuance of 8,000,000 stock options. The Moving Bytes Stock Option Plan 2003, approved by the Company’s shareholders on June 22, 2003 allows for the issuance of 5,000,000 stock options.  Stock purchase options are granted having exercise prices based on the market price at the date of grant. The outstanding stock options expire at various dates ranging from February 25, 2005 to June 30, 2008 and vest according to the terms of the Company’s stock option plan as may be amended by the individual stock option agreements.

The following summarizes changes in stock options for the three months ended September 30, 2004 (note 7(c)):

	September 30, 2004
	Shares	Weighted average Exercise price

Outstanding, January 1, 2004	3,710,000	$ 0.11
Granted	-	-
Exercised	-	-
Forfeited	(1,750,000)	(0.11)

Outstanding, September 30, 2004	1,960,000	$ 0.11

The Company has the following stock options outstanding and vested at September 30, 2004:

	Total number	Total vested	Price	Expiry

Director	25,000	25,000	0.10	February 25, 2005
Officer/director	250,000	250,000	0.10	June 26, 2005
Directors	100,000	100,000	0.10	June 30, 2005
Director	50,000	50,000	0.30	August 1, 2005
Director	20,000	20,000	0.50	October 1, 2005
Officer/director	240,000	240,000	0.10	December 6, 2005
Officer/director	500,000	500,000	0.10	January 25, 2007
Director	25,000	25,000	0.25	March 22, 2007
Officer/director	750,000	750,000	0.10	June 30, 2008

Total	1,960,000	1,960,000

(d)

Repriced options:

On February 25, 2002, the Company’s Board of Directors approved a stock option repricing program for options to purchase a total of 5,281,300 common shares. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price was reduced to $0.10 per share.  Holders of 4,510,100 options elected to have their options repriced. At this repricing date, the new exercise price equaled the market price of the Company’s common shares. At September 30, 2004, 1,740,000 repriced stock options remain outstanding. These repriced stock options are accounted for as variable awards in accordance with note 3(b). Incremental stock-based compensation recognized during the three months ended September 30, 2004 for employee awards subject to variable accounting due to repricing transactions totaled nil (2003 - nil).

7.

Related party transactions:

(a)

Payments:

During the three and nine months ended September 30, 2004, the Company paid or accrued consulting fees of $37,500 and $112,500 respectively (2003 - $37,500 and $112,500) to a company controlled by a director of the Company.

(b)

Consulting agreements:

(i)

On July 1, 2003 the Company entered into a consulting services agreement with Erik Mustad (“Mustad”), (the “Mustad 2003 Agreement”). On December 31, 2003 the Mustad 2003 Agreement expired under its terms. Consulting fees of $22,500 are owing Mustad at September 30, 2004 and included in accounts payable in the consolidated balance sheet (note 7(c)).

(ii)

On March 1, 2002, the Company entered into a consulting services agreement with Interven Capital Corporation (“Interven”) for the period March 1, 2002 to December 31, 2003, as amended October 15, 2002, (the “Interven 2002 Agreement”). Pursuant to the Interven 2002 Agreement, as amended, Interven will provide certain services to the Company in consideration of $13,750 per month through June 30, 2002 and $12,500 per month from July 1, 2002 through December 31, 2003, to increase to $15,000 per month beginning in the month in which the Company should receive gross equity financing of $2,000,000 or more. Through September 30, 2004, the Company had not secured gross equity financing of $2,000,000 or more.

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

On October 1, 2004 the Company entered into a new consulting services agreement with Securities Compliance Inc. (formerly Interven Capital Corporation) which replaced the Interven 2002 Agreement (note 10(e)).

(c)

Stock Option Cancellation agreement:

On September 30, 2004, the Company entered in to a Stock Option Cancellation agreement with Mustad. Pursuant to the Stock Option Cancellation agreement, the Company agreed to pay to Mustad the $22,500 accrued and owing Mustad (note 7b(i)) upon the Company’s first receipt of a cumulative $1,000,000 in equity or debt financing. In exchange Mustad agreed to the immediate cancellation of 1,125,000 employee stock options (note 6(c)).

8.

Contingencies:

(a)

Finders fee agreement:

On June 14, 2002 the Company entered into a Finders Fee Agreement with Glenara Associates (“Glenara”) of Panama City, Panama (the “Glenara Finder’s Fee Agreement”), under which the Company would pay to Glenara Associates a fee as a result of money raised from a prospective financing by Kalnes A/S (“Kalnes”). The Company was unable to raise any financing from Kalnes and on September 15, 2004 the Company and Glenara mutually terminated the Glenara Finder’s Fee Agreement and the Company agreed to pay Glenara $10,000 in expense reimbursements.  The amount owing by the Company will be settled by the issuance of common shares subsequent to September 30, 2004 (note 10(b)).

(b)

DCA promissory note:

Effective September 9, 2003, MBI entered into a promissory note with Digital Communications of America, Inc. (“DCA”) for $12,500 against payment of the final costs under MBI’s billing agreement with DCA.  The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney’s fees in the event of any collection action.  MBI defaulted on the note and on March 4, 2004 DCA filed a lawsuit against MBI in the district court of Oklahoma County, State of Oklahoma, to enforce its payment.  DCA claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney’s fees and costs of the suit. On May 26, 2004 DCA received a default judgment against MBI. MBI does not have sufficient funds to pay the judgment. As of August 10, 2004 DCA has not sought to enforce the judgment. The Company has accrued all estimated amounts owing to DCA in accounts payable and accrued liabilities at September 30, 2004.

(c)

USAC assessment:

On February 23, 2004, MBI received an invoice from the Universal Service Administration Company (“USAC”), the administrator of the Universal Service Fund (“USF”), for assessed USF fees, as amended by USAC for the period of September 1, 2003 through December 31, 2003 (the “Second USAC Assessment”). Although during this period MBI did not sell any services subject to USF fees, the Company believes that it is the policy of USAC to invoice assessments for USF fees for the entire calendar year, irrespective as to whether a company was actually in the business of providing telecommunications services assessable for USF fees for the entire year, and to provide a refund in the third calendar quarter of the following year for any amounts that were assessed incorrectly. Although MBI did not provide any services subject to USF fees from September 1, 2003 forward it may be required to pay the Second USAC Assessment and to subsequently apply for a refund. The Company believes that due to lack of clarity regarding USAC regulations it is possible that MBI would not receive a refund if the Second USAC Assessment was paid. Due to uncertainty regarding USAC policies, the Company accrued $29,748 for the Second USAC Assessment on its consolidated balance sheet for the period ended September 30, 2004.

MBI does not have sufficient financial resources to pay the Second USAC Assessment. If MBI fails to pay the Second USAC Assessment it may face legal sanctions which include, but are not limited to, the initiation of proceedings to recover the outstanding debt, together with any applicable administrative charges, penalties, and interest.

(d)

Focal Agreement:

On October 30, 2003, MBI entered into a term service order with Focal Communications (“Focal”) under which MBI became obligated for minimum payments of $3,767 per month through October 30, 2005 and payments of $350 per month on a month to month basis. MBI has defaulted on payments to Focal and the agreement was terminated in 2004. Focal had engaged a collection agent to enforce payment under the agreement claiming MBI owes Focal $133,198 including interest and collection costs. A loss on service agreement of $122,058 has been recorded representing the amount of the claims in excess of $11,141 recorded in the consolidated statement of operations for the period ended September 30, 2004. There can be no assurance that Focal will not take legal action against MBI to enforce its rights to collect. To the extent that Focal takes action to enforce its rights, MBI will be unable to pay Focal and there will be substantial doubt that MBI will have the ability to carry on as a going concern. All amounts owing to Focal, as determined by management have been accrued for in accounts payable and accrued liabilities.

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

9.

Segmented information and financial instruments:

(a)

Segmented information:

The Company operates primarily in the United States. The following table sets out the location of the Company’s assets for the years presented:

	United States	Canada	Consolidated

September 30, 2004	$ 12,385	$ 1,599	$ 13,984
December 31, 2003	67,115	204,399	271,514

(b)

Financial instruments:

Fair value:

The Company’s financial instruments include cash and cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and Settlement Agreement payable.  The carrying value of these instruments approximates their fair value due to their immediate or short-term to maturity or their ability for liquidation at comparable amounts.

The Company’s obligations under capital lease and operating sublease are also financial instruments.  The carrying value of these instruments approximates their fair value.  Fair value was determined based on estimated future cash flows discounted using the current market rate for debt under similar circumstances with similar terms and remaining maturities.

10.

Subsequent events:

(a)

Innerloop Convertible Note:

On October 22, 2004, the Company entered into a convertible note with Innerloop Mobile Communications A.S. (“Innerloop”) of Snaroya Norway for $37,500 USD due October 22, 2005 (the “Note”). The Note is unsecured and is subordinate to the Company’s senior debt, if any. The Note carries simple interest at 10% per annum and a default rate of 15% per annum with interest payments due on the June 30, 2005 and each December 31 and June 30 until paid.

The Note is convertible into restricted common stock of the Company, in whole or in part to, on or before January 31, 2005 at a share price of $0.0035. The share price is subject to downward adjustment if the total of the Company’s issued and outstanding common shares plus common shares represented by instruments convertible into common stock (not to include the Note) exceeds 32,000,000 at the time of the conversion of the Note in whole. Such adjustment would reduce the price per share so that the number of shares to be issued upon the conversion of the Note, in whole, would exceed 50% of the then outstanding common shares plus common shares represented by instruments convertible into common shares (not to include the Note). The Note is also subject to standard price adjustments for stock splits or subdivisions or reverse stock splits or consolidations. Upon conversion of the Note in whole, all interest accrued thereto, will become due and payable.

Under the Note, the Company has granted Innerloop the first right of refusal to purchase all or part of new Company securities issuances, as defined, until the first of i) October 25, 2005 or ii) the making by the Company of a public registration for the issuance of common stock or iii) it has closed two additional debt or equity private placement financings in excess of $200,000 each. The first right excludes certain types of share issuances, including but not limited to, securities issued to vendors, customers, corporate business partners, acquirees, lessors, guarantors, and to employees, consultants, officers and directors of the Company pursuant to any stock option, stock purchase, stock bonus plan, or other arrangement or agreement approved by the Company’s Board of Directors, and to senior debt issued by financial institutions.

Under the Note, the Company has granted Innerloop limited rights to appoint a director as a member of the Company’s board of directors. The Note is non-transferable by Innerloop and does not grant Innerloop any shareholder rights. The Company has received the proceeds of the Note.

On October 22, 2004 three director’s of the Company, J. Erik Mustad, Mark Smith and Jim Miller, entered into option agreements with Innerloop Mobile Communications A.S. whereby they respectively optioned to Innerloop Mobile Communications A.S., 5,714,286, 3,571,428 and 1,428,572 common shares at an exercise price per share of $0.0105. The options may be exercised in whole or in part by Innerloop Mobile Communications A.S. through April 15, 2005.

(b)

Glenara Private Placement:

On October 22, 2004, the Company agreed to issue 2,000,000 common shares to Glenara Associates of Panama City to settle accrued liabilities of $10,000.

(c)

Director’s Private Placement:

On October 22, 2004, the Company entered into restricted common stock private placements of 10,714,286 common shares with three Directors of the Company, J Erik Mustad, Mark Smith and Jim Miller, for cash proceeds of $20,000, $12,500 and $5,000 respectively. The price per common share was $0.0035.  All proceeds of the private placements has been received.

(d)

Ektvedt Finder’s Fee:

On October 22, 2004, the Company entered into a finders fee agreement with Paul Ektvedt, an individual of Oslo Norway (‘Ektvedt”), where in it would issue 250,000 restricted common shares to Ektvedt in the event that it receives a minimum of $37,500 in debt or equity financing from Innerloop. The Company entered into a $37,500 convertible note financing with Innerloop on October 22, 2004 and has received the proceeds of the note.

(e)

Securities Compliance Consulting Agreement:

On October 1, 2004, the Company entered into a consulting services agreement with Securities Compliance (formerly Interven Capital Corporation) with respect to the services of Mark Smith (“Smith”), an officer and director of the Company, for the period October 1, 2004 to December 31, 2005 (the “Securities Compliance 2004 Agreement”). The Securities Compliance 2004 Agreement supercedes all prior agreements between the Company and Securities Compliance.

Pursuant to the Securities Compliance 2004 Agreement, Securities Compliance will provide certain services to the Company in consideration of $12,500 per month through December 31, 2005 (the “Initial Term”) and could be automatically renewed for additional one-year terms unless earlier terminated. In the event of termination by the Company during the Initial Term or any renewal thereof, other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term or any renewal thereof, payable at a rate of $12,500 per month for the for the remaining months of the Initial Term and any renewal thereof. Securities Compliance is also to receive a one-time payment of $25,000 in the event that the Company receives a minimum of $1,000,000 in debt or equity financing.

Pursuant to the Securities Compliance 2004 Agreement, the Company issued Smith 4,000,000 restricted common shares and Smith agreed to the cancellation of 1,740,000 stock options and 1,000,000 share purchase warrants

Item 2.

 Management’s Discussion and Analysis

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

On June 30, 2004, the Company wound up and dissolved MBI. The Company does not have any subsidiaries and has no business operations as of the date of this report. The Company continues to consolidate the liability balances and MBI on an ongoing basis until the liabilities of MBI have been forgiven, discharged or the Company receives an opinion of its legal counsel that there is only a remote possibility of the Company becoming obligated for the liabilities of MBI.

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

	Three Month Period Ended September 30, 2004[2]	Three Month Period Ended September 30, 2003[1]	Nine Month Period Ended September 30, 2004[2]	Nine Month Period Ended September 30, 2003[1]
Revenue	nil	$121,525	$60,630	$428,897
General & Administrative Expenses	$69,857	$312,401	$355,685	$1,323,077
Loss from Continuing Operations(1)	$(70,398)	$(236,440)	$(313,191)	$(1,011,869)
Net income/(Loss) for the Period	$(70,411)	$338,021	$(336,168)	$559
Net income/(Loss) per Share	$(0.01)	$0.02	$(0.02)	nil

	September 30, 2004	December 31, 2003
Working Capital (Deficit)	$(327,527)	$32,531
Total Assets	$13,984	$271,514
Total Liabilities	$341,511	$262,873
Shareholders’ Equity (Deficiency)	(327,527)	$8,641
Long Term Obligations	nil	$57,890

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the periods ending September 30, 2004 and 2003. This discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and the related notes, as well as statements made elsewhere in this Quarterly Report on Form 10-QSB (the “Report”). Unless noted otherwise the presentation represents the consolidated financial results of the Company and MBI.

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

The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Registrant’s management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made.  Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis.  Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. Additional risks and uncertainties that may affect forward-looking statements about the Registrant’s business and prospects include adverse economic conditions, inadequate capital, unexpected costs, and other factors set forth under “Risk Factors” in the Registrant’s Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission, which could have an immediate and material adverse effect.  The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2003, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities and other factors, substantial doubt exists about the Company’s ability to continue as a going concern. The audited financial statements and unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. The audited financial statements and unaudited interim financial statements include a going concern note that provides further information with respect to this uncertainty and management’s plans.

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

Critical Accounting Policies

The Company’s discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets, collectibilty of accounts and other receivables and amount of contingent liabilities.  Actual results could differ from the estimates. The Company believes the following are the critical accounting policies used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not able to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.  The Company had a loss of $336,168 and used cash flows in Continuing Operations of $197,594 for the nine month period ended September 30, 2004 and had an accumulated deficit of $7,465,304 as at September 30, 2004. The Company decreased its cash position to $2,105 and increased its working capital deficit position to $327,527 at September 30, 2004. As of the date of this report, the Company has no business operations and no source of operating revenue. Unless the Company can raise additional financing, management does not believe that it will have sufficient cash to fund anticipated cash requirements.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2004 and 2003

Revenue. Revenue from continuing operations for the three months ended September 30, 2004 (“Q3 2004”) was nil as compared to $121,525 for the three month period ended September 30, 2003  (“Q3 2003”). Business Communications Services revenues for Q3 2003 were recognized through August 31, 2003 and are incorporated in Income from Discontinued Operations. Revenue for the nine month period ended September 30, 2004 (“YTD 2004”) was $60,630 compared to $428,897 for the nine month period ended September 30, 2003 (“YTD 2003”). During Q3 2004 the Company had no revenue generating operations. MBI closed its Electronic Media Services operations on February 27, 2004. MBI currently does not plan to resume the Electronic Media Services business. The Company has no other sources of revenue and does not anticipate that it will generate any revenue until the Company implements a new business strategy and plan. There can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to implement a business plan.

Gross Profit (Revenue less Cost of Goods Sold).

Gross profit for Q3 2004 was nil down from $92,849 in Q3 2003. Gross profit YTD 2004 was $46,888 as compared to $326,959 in YTD 2003. The decrease is due to the closure of the electronic media services operations on February 27, 2004.

Personnel Expenses.

The Company’s total costs for salaries and benefits during Q3 2004, including health benefit costs, was nil as compared to $137,033 in Q3 2003. The Company had no employees during Q3 2004. YTD 2004 salaries and benefits were $54,170 as compared to $549,946 during YTD 2003. During the three month period ended March 31, 2004 the Company had minimal personnel as MBI wound up operations and the Company had no personnel subsequent to that date. As a result year to date expenses were significantly lower than during the same period in 2003.

Contract, consulting and communication services costs were $47,932 in Q3 2004 up from $38,913 during Q3 2003 and were $146,992 YTD 2004 as compared to $195,269 YTD 2003. Consulting services have increased due to the use of consultants in lieu of salaried personnel. Subsequent to April 1, 2004 all work being performed on behalf of the Company is being paid in the form of consulting services.

Amortization.

Amortization during Q3 2004 fell to nil down from $21,212 in Q3 2003. Amortization costs were $19,000 YTD 2004 as compared to $63,292 in YTD 2003. Amortization costs YTD 2004 represent accelerated amortization costs due to due to a reduction in the estimated period of benefit of the assets.  The Company has no remaining amortizable assets after their disposal as part of the Kaiwait settlement.

Legal and Accounting, Rent, and Bad Debt.

Legal and accounting expenditures were $9,774 in Q3 2004 as compared to $27,272 in Q3 2003. Expenses were related to preparation of the Company’s quarterly reports and were lower due to reduced activity and available resources. Expenditures YTD 2004 were $43,659 as compared to $75,312 YTD 2003.

Rent decreased to $1,050 in Q3 2004 from $38,772 in Q3 2003. Rent YTD 2004 was $11,566 as compared to $104,858 YTD 2003. Rents YTD 2004 were reduced in part due to the lease settlement agreement. The Company has no operating leases and pays only month to month rents.

During Q3 2004 the Company recorded a recovery of bad debt expense of $4,200 related to MBI’s former Electronic Media Services business. Bad debt expense YTD 2004 was $1,565 as compared to a recovery of $5,587 YTD 2003. The Company has no accounts receivable net of allowances as of September 30, 2004.

Loss on Settlement.

During YTD 2004 the Company entered into settlement agreements with both Karwat and its EPLI carrier regarding the Karwat matter. As a result the Company recorded a net recovery on settlement in the amount of $56,866. This amount consisted of a loss of $4,432 on settlement of obligations to Karwat and a recovery of legal expenses and costs related to the Karwat matter in the amount of $61,298 resulting from receipt of payment from its EPLI carrier.

Gain on Lease settlement.

During YTD 2004 the Company entered into a lease termination agreement on the Watergate property. Under the terms of the agreement the Company paid $16,000 and forfeited its $10,000 security deposit. As a result of the termination the Company recorded a gain of $36,736.

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

Other General and Administrative Expenses.

Other general and administrative costs were $15,301 in Q3 2004 down from $49,742 in Q3 2003 and were $45,351 YTD 2004 down from $141,292 YTD 2003. General and administrative expenses contain certain fixed costs such as insurance that cannot be reduced in response to the cessation of operations. Overall general and administrative expenses are expected to decline in 2004 as a result of the termination of MBI’s business operations subsequent to February 27, 2004.

Net Income (Loss) from Continuing Operations.

Net loss from Continuing Operations was $70,398 for Q3 2004 down from a loss of $236,440 in Q3 2003. Net loss  from Continuing Operations was $313,191 YTD 2004 down from a loss of $1,011,869 YTD 2003. The Company believes that it will continue to have net losses from Continuing Operations for the foreseeable future to fund administrative costs.

Net Income (Loss) from Discontinued Operations.

Loss from Discontinued Operations for Q3 2004, which consisted of changes in estimated obligations and adjustments to carrier costs, was $14 as compared to income of $574,461 in Q3 2003. Income from Discontinued Operations during Q3 2003 includes two months of operations ending August 31, 2003 plus net income during the period in the amount of $555,411 from the sale of the Company’s Business Communications Services assets to Comtech21 on September 1, 2003, less final payments on operating expenses related to winding up Discontinued Operations.

YTD 2004 loss from Discontinued Operations was $22,977 as compared to a income of $1,012,428 YTD 2003. The Company expects no income or loss from Discontinued Operations going forward.

Net Income (Loss).

Net loss was $70,411 in Q3 2004 up from a net income of $338,021 in Q3 2003 and net loss YTD 2004 was $336,168 as compared to a net income of $559 YTD 2003. The Company believes that it will continue to have net losses for the foreseeable future.

Net income (Loss) per Share.

Net loss per share for Q3 2004 was $0.01 compared to a net income of $0.02 in Q3 2003 and was a loss of $0.02 YTD 2004 as compared to nil YTD 2003.

Period from Inception of Development Stage.

Subsequent to February 27, 2004 the Company has no business operations and is considered ‘development stage’. Development stage presentation recognizes this and sets forth activity during the period associated with development stage activities.

Liquidity and Capital Resources.

At September 30, 2004, the Company had a working capital deficit of $327,527 including cash and equivalent balances of $2,105 down from a positive working capital balance of $32,531 at December 31, 2003 including cash and equivalent balances of $204,399. The change in working capital, and cash and equivalent balances, was primarily affected by accrued expenses associated with MBI’s Continuing Operations recognized at March 31, 2004.

Accounts receivable was down from $30,577 at December 31, 2003 to nil at September 30, 2004.  This was due to collections and the uncertainty over the collectability of accounts and a subsequent write down of remaining accounts receivable. The Company does not expect to collect any further accounts receivable from continuing operations. The Company believes accounts receivable balances will be zero in all future periods until such time as the Company commences new business operations, if any.

Other receivables was $11,878 at September 30, 2004 and primarily represents amounts due from carriers.

Accounts payable increased from $54,678 at December 31, 2003 to $85,067 at September 30, 2004. Accrued liabilities increased from $36,596 at December 31, 2003 to $150,436 at September 30, 2004. Accrued liabilities includes $133,199 in liabilities related to MBI obligations to Focal Communications. Accounts payable and accrued liabilities primarily consist of unpaid expenses and accruals associated with continuing operations which were suspended February 27, 2004.

Liabilities from discontinued operations increased from $25,807 at December 31, 2003 to $79,517 at September 30, 2004. Liabilities from discontinued operations includes accrued USAC claims and liabilities related to the sale of MBI’s Business Communications Services business which resulted from the receipt of certain carrier credits.

On October 22, 2004, the Company entered into a consulting agreement with Securities Compliance Inc. for the services of Mark Smith, an officer and director of the Company. Under the terms of the agreement the Company became obligated to pay $12,500 per month to Securities Compliance from October 1, 2004 through December 31, 2005 for a total of $187,500 over the term of the agreement. The Company does not have sufficient working capital to meet its obligations under the agreement.

The Company has no long-term debt or other long-term liabilities. As at September 30, 2004, MBI had defaulted on its payment obligations under its capital lease. The lessor has demanded repayment of the obligation and as a result the Company has classified MBI’s obligation as current on the consolidated balance sheet.

The Company has entered into no derivative financial instrument arrangements to September 30, 2004.

The Company did not receive any funds through the issuance of capital stock through September 30, 2004.

During Q3 2004 the Company used $36,002 in cash from Continuing Operations and gained $494 in cash flows from Discontinued Operations, resulting in a net use of $35,508 in cash flows from operations as adjusted for cash used related to capital lease obligations. The Company does not expect to generate cash from either Continuing Operations or from Discontinued Operations until such time as it has re-established business operations.

On February 27, 2004, MBI terminated its Electronic Media Service business operations. Neither the Company nor any of its subsidiaries currently have any business operations nor any source of revenue. The Company’s management is currently exploring potential business and financing opportunities. The Company consolidated with MBI has contractual obligations of approximately $200,000 on which it has defaulted and which it has recorded as current liabilities on the consolidated balance sheet. These obligations are in addition to general and administrative expenses and other creditor obligations. The Company currently does not have sufficient capital to meet its capital requirements in the near or long term, which makes the Company’s ability to continue as a going concern questionable.

Subsequent Events.

Innerloop Convertible Note. On October 22, 2004, the Company entered into a convertible note with Innerloop Mobile Communications A.S. (“Innerloop”) of Snaroya Norway for $37,500 USD due October 22, 2005 (the “Note”). The Note is unsecured and is subordinate to the Company’s senior debt, if any. The Note carries simple interest at 10% per annum and a default rate of 15% per annum with interest payments due on the June 30, 2005 and each December 31 and June 30 until paid.

The Note is convertible into restricted common stock of the Company, in whole or in part to, on or before January 31, 2005 at a share price of $0.0035. The share price is subject to downward adjustment if the total of the Company’s issued and outstanding common shares plus common shares represented by derivatives convertible into common stock (not to include the Note) exceeds 32,000,000 at the time of the conversion of the Note in whole. Such adjustment would reduce the price per share so that the number of shares to be issued upon the conversion of the Note, in whole, would exceed 50% of the then outstanding common shares plus common shares represented by derivatives convertible into common shares (not to include the Note). The Note is also subject to standard price adjustments for stock splits or subdivisions or reverse stock splits or consolidations. Upon conversion of the Note in whole, all interest accrued thereto, will become due and payable.

Under the Note, the Company has granted Innerloop the first right of refusal to purchase all or part of new Company securities issuances until the first of i) October 25, 2005 or ii) the making by the Company of a public registration for the issuance of common stock or iii) it has closed two additional debt or equity private placement financings in excess of $200,000 each. The first right excludes certain types of share issuances, including but not limited to, securities issued to vendors, customers, corporate business partners, acquirees, lessors, guarantors, and to employees, consultants, officers and directors of the Company pursuant to any stock option, stock purchase, stock bonus plan, or other arrangement or agreement approved by the Company’s Board of Directors, and to senior debt issued by financial institutions.

Under the Note, the Company has granted Innerloop limited rights to appoint a director as a member of the Company’s board of directors. The Note is non-transferable by Innerloop and does not grant Innerloop any shareholder rights. The Company has received the proceeds of the Note.

Glenara Private Placement. On October 22, 2004, the Company agreed to issue 2,000,000 common shares to Glenara Associates of Panama City to settle accrued liabilities of $10,000.

Director’s Private Placement. On October 22, 2004, the Company entered into restricted common stock private placements of 10,714,286 common shares with three Directors of the Company, J Erik Mustad, Mark Smith and Jim Miller, for cash proceeds of $20,000, $12,500 and $5,000 respectively. The price per share was $0.0035. The Company has received the proceeds of the private placements.+

Ektvedt Finder’s Fee. On October 22, 2004, the Company entered into a finders fee agreement with Paul Ektvedt, an individual of Oslo Norway (‘Ektvedt”), where in it would issue 250,000 restricted common shares to Ektvedt in the event that it receives a minimum of $37,500 in debt or equity financing from Innerloop. The Company entered into a $37,500 convertible note financing with Innerloop on October 22, 2004 and has received the proceeds of the note.

Securities Compliance Consulting Agreement. On October 1, 2004, the Company entered into a consulting services agreement with Securities Compliance (formerly Interven Capital Corporation) with respect to the services of Mark Smith (“Smith”), an officer and director of the Company, for the period October 1, 2004 to December 31, 2005 ( the “Securities Compliance 2004 Agreement”). The Securities Compliance 2004 Agreement supercedes all prior agreements between the Company and Securities Compliance.

Pursuant to the Securities Compliance 2004 Agreement, Securities Compliance will provide certain services to the Company in consideration of $12,500 per month through December 31, 2005 (the “Initial Term”) and could be automatically renewed for additional one-year terms unless earlier terminated. In the event of termination by the Company during the Initial Term or any renewal thereof, other than for cause, the Company must pay to Interven the full balance of fees which would have been payable to Interven had the Consultant been engaged for the entire Initial Term or any renewal thereof, payable at a rate of $12,500 per month for the for the remaining months of the Initial Term and any renewal thereof. Securities Compliance is also to receive a one-time payment of $25,000 in the event that the Company receives a minimum of $1,000,000 in debt or equity financing.

Pursuant to the Securities Compliance 2004 Agreement, the Company issued Smith 4,000,000 restricted common shares and Smith agreed to the cancellation of 1,740,000 stock options and 1,000,000 share purchase warrants.

Director’s Option Agreements to Innerloop Mobile Communications. On November 1, 2004, J. Erik Mustad, Mark Smith and Jim Miller each granted Innerloop the option to purchase the common shares they acquired in the Director’s Private Placements for US$0.0105 per share. The options are exercisable at any time by Innerloop until the earlier of April 15, 2005 or first notice of exercise

Business Outlook, Risks and Uncertainties

Economic Uncertainties.

Current economic slowdown, financial market conditions, and the political environment may affect the Company’s ability to raise financing. As of the date of this report the Company has no business operations. The Company will be required to raise additional capital to establish business operations. The uncertainty about the Company’s ability to raise financing makes it difficult to predict the Company’s results for fiscal year 2004 and 2005 and its ability to continue as a going concern.

Sufficiency of Working Capital.

As of September 30, 2004, the Company had net working capital deficit of $327,527. Although, on October 22, 2004, the Company raised $85,000 in financing, it believes that it still has inadequate financial resources to sustain its business activities or to maintain its SEC reports or its listing on the National Association of Securities Dealer over the counter bulletin board.

The Company estimates that it will need to raise approximately $500,000 during the next 12 months to meet its minimum capital requirements.

There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing in excess of the $85,000 raised on October 22, 2004. The Company has no ability to generate cash flows from operations.

The Company does not have sufficient working capital to fund its cash requirements, and will not be able to continue as a going concern, past the year ended December 31, 2004, unless it is able to successfully raise additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

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

Stock Option Repricing.

The Company has repriced stock options previously granted to directors, officers and employees of the Company.  Due to changes in the exercise price for certain Stock Option granted under the Stock Option Plan, those options are accounted for using variable plan accounting under Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations (“APB 25”). Therefore, the Company recognizes compensation expense when the fair value of the Company’s stock exceeds the adjusted exercise price. As of October 22, 2004 the Company no longer had any repriced stock options granted and it does not anticipate any compensation expense related to repriced stock options during the fiscal fourth quarter of 2004 or on a going forward basis.

The Company did not recognize any compensation expenses associated with the repricing of stock options during the period ended September 30, 2004 and does not anticipate any compensation expenses associated with the repricing of stock options during the fiscal fourth quarter of 2004 or on a going forward basis.

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

Part II.  Other Information

Item 1. Legal Proceedings.

DCA Litigation

Effective September 9, 2003 MBI entered into a promissory note with DCA for $12,500 against payment of the final costs under MBI’s billing agreement with DCA. The promissory note was due October 1, 2003. MBI defaulted on the note and on March 4, 2004 DCA filed a lawsuit against MBI the district court of Oklahoma County, State of Oklahoma to enforce its payment. DCA claims under the suit include $12,500 in the principal amount of the note, interest at the rate of 5.63% from October 16, 2003, $500 pursuant to the late charge provision and reasonable attorney’s fees and cost of the suit. On May 26, 2004 DCA received a default judgment against MBI. MBI does not have sufficient funds to pay the judgment. As of November 15, 2004 DCA has not sought to enforce the judgment. The Company has accrued all estimated amounts owing to DCA in accounts payable and accrued liabilities at September 30, 2004.

To the best of its knowledge, the Company nor MBI are subject to any other active or pending legal proceedings or claims against it or any of its properties. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any securities during the quarter ended September 30, 2004. Neither the Company nor any affiliated purchaser, purchased or repurchased any shares of the Company during the quarter ended September 30, 2004.

On October 22, 2004 the Company issued a note convertible into 10,714,286 common shares and issued 2,250,000 common shares in private placements to non-US persons outside of the United States. These securities were issued in reliance upon the exemptions available under regulation S of the Securities Act of 1933, as amended. The Company also issued 10,714,286 common shares to officers and directors of the Company in private placements pursuant to Section 4(2) of the Securities Act of 1993, as amended. In addition the Company issued 4,000,000 common shares to an officer and director of the Company under the terms of a consulting agreement in reliance upon an exemption from registration under  Section 4(2) of the Securities Act of 1993, as amended.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

On October 22, 2004 three directors of the Company, J. Erik Mustad, Mark Smith and Jim Miller, entered into option agreements with Innerloop Mobile Communications A.S. whereby they respectively optioned  to Innerloop Mobile Communications A.S., 5,714,286, 3,571,428 and 1,428,572 common shares at an exercise price per share of  $0.0105. The options may be exercised in whole or in part by Innerloop Mobile Communications A.S. through April 15, 2005.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Certificate of Incorporation for Jackpine Mining Co., Inc., dated December 23, 1991, previously filed as Exhibit 1.1
3.2(1)	Form 1 (Section 5) Company Act Memorandum of Jackpine Mining Co., Inc., dated December 13, 1991, previously filed as Exhibit 1.2
3.3(1)	Articles of Jackpine Mining Co., Inc., previously filed as Exhibit 1.3
3.4(1)	Certificate of name change for USV Telemanagement Inc., dated July 10, 1996, previously filed as Exhibit 1.4
3.5(1)	Province of British Columbia Form 21 (Section 371) Company Act Special Resolution filed July 10, 1996, previously filed as Exhibit 1.5
10.14(1)	Consulting Services Agreement by and between Interven Capital Corporation, Mark Smith and USV Telemanagement Inc., dated January 1, 1998, previously filed as Exhibit 3.14
10.17(1)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and J. Erik Mustad, dated February 17, 1999, previously filed as Exhibit 3.17
10.19(2)	USV Telemanagement Inc. Stock Option Plan (1999), previously filed as Exhibit 4.1
10.20(3)	USV Telemanagement Inc. Amended and Restated Stock Option Plan (2000), previously filed as Exhibit 4.7
10.21(3)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Mark Smith, dated March 10, 2000 as amended April 19, 2000, previously filed as Exhibit 4.1
10.23(3)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and West Oak Capital Group, Inc., dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.3
10.24(3)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and Mark Smith, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.4
10.25(3)	Stock Appreciation Right Agreement by and between USV Telemanagement Inc. and Mark Smith, dated March 10, 2000, previously filed as Exhibit 4.5
10.26(3)	Incentive Stock Option Agreement by and between USV Telemanagement Inc. and J. Erik Mustad, dated January 25, 2000 as amended April 19, 2000, previously filed as Exhibit 4.6
10.27(3)	Incentive Stock Option Agreement with Trevor Gibbs dated April 19, 2000, previously filed as Exhibit 4.8
10.28(3)	Incentive Stock Option Agreement with Thomas Wharton dated April 19, 2000, previously filed as Exhibit 4.9
10.36(4)	Consulting Services Agreement by and between USV Telemanagement Inc. and Interven Capital Corporation and Mark Smith dated June 1, 2000, previously filed as Exhibit 3.38
10.37(4)	Consulting Services Agreement by and between USV Telemanagement Inc. and J. Erik Mustad dated June 1, 2000, previously filed as Exhibit 3.39
10.38(5)	Incentive Stock Option Agreement with Mark Smith dated September 29, 2000, previously filed as Exhibit 4.10
10.39(5)	Incentive Stock Option Agreement with J. Erik Mustad dated September 29, 2000, previously filed as Exhibit 4.11
10.40(5)	E*Comnetrix Inc. Amended and Restated Stock Option Plan (2000), previously filed as Exhibit 4.12
10.41(6)	Form of Amendment to Stock Option Agreement, dated June 26, 2000
10.42(6)	Form of Amendment to Stock Option Agreement, dated March 16, 2001
10.43(6)	Termination of Stock Appreciation Rights Agreement by and between E*Comnetrix Inc. and Mark Smith, dated November 7, 2000
10.51(7)	Amendment to Employment Agreement with Mark Smith dated June 2001
10.52(7)	Employment Agreement with Erik Mustad Employment dated June 2001
10.53(7)	Lease Agreement related Watergate Property dated June 28, 2001
10.54(8)	Non-Transferable Share Purchase Warrant issued to Mark M. Smith by E*Comnetrix Inc. dated February 25, 2002.
10.55(8)	Subscription Agreement by and between E*Comnetrix Inc. and Mark Smith dated effective as of February 25, 2002.
10.56(8)	Escrow Agreement by and among E*Comnetrix Inc., Mark Smith, and J. Erik Mustad made as of March 1, 2002.
10.57(9)	Settlement Agreement between Moving Bytes Inc. and Joseph Karwat dated June 16, 2003.
10.58(9)	Security Agreement between Moving Bytes Inc. and Joseph Karwat dated June 16, 2003.
10.59(10)	Asset Purchase Agreement dated September 1, 2003 by and between Com Tech 21, LLC and Moving Bytes, Inc. (previously filed as Exhibit 1)
10.60(10)	Amendment Agreement to amend the Asset Purchase Agreement dated September 1, 2003 by and between Com Tech 21, LLC and Moving Bytes, Inc. (previously filed as Exhibit 2)
10.61(10)	Amendment Agreement dated September 25, 2003 to amend the Asset Purchase Agreement by and between Com Tech 21, LLC and Moving Bytes, Inc. (previously filed as Exhibit 3)
10.62(10)	Finder’s Agreement dated May 28, 2003 by and between KDW Group and Moving Bytes, Inc. (previously filed as Exhibit 4)
10.63	Innerloop Mobile Communications A.S. Convertible Note
10.64	J. Erik Mustad Stock Option Termination Agreement
10.65	Securities Compliance Consulting Agreement
31.1	302 Certification of CEO
31.2	302 Certification of CFO
32.1	Sarbanes Oxley Section 906 Certification of CEO
32.2	Sarbanes Oxley Section 906 Certification of CFO

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

(b)

Reports on Form 8-K.

The Company filed a current report on Form 8-K on October 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOVING BYTES INC.
(Registrant)
Date: November 22, 2004	By: /s/ Mark Smith
Mark M. Smith President, Chief Financial Officer and Director

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-QSB and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVING BYTES INC.

Date:  November  22, 2004

/s/ Mark Smith

Mark M. Smith, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Erik Mustad J. Erik Mustad	Chief Executive Officer and Director	November 22, 2004

/s/ Mark M. Smith Mark M. Smith	Chief Financial Officer, President and Director (principal financing officer)	November 22, 2004

/s/ Jim Miller Jim Miller	Director	November 22, 2004

/s/ Thomas Wharton Thomas Wharton	Director	November 22, 2004