Form 10KSB
period 2004-12-31
MOVING BYTES INC
filed 2005-04-14
CIK 1085104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: December 31, 2004

[    ]

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number: 0-30058

MOVING BYTES INC.

(Exact name of small business issuer in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4340 Redwood Hwy., Ste. F222 San Rafael, CA	94903
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (415) 446-5546

Securities Registered Under Section 12(b) of the Exchange Act:	None

Securities Registered Under Section 12(g) of the Exchange Act:	Common Shares (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

State the issuer’s revenue for its most recent fiscal year: $60,630.

State the aggregate market value of voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such equity, as of a specified date within the past 60 days:  $406,686 as of March 21, 2005 based on the average bid and asked price of $0.025 per share as quoted on the National Association of Securities Dealer over the counter bulletin board.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The issuer had 170,950,042 common shares issued and outstanding as of March 21, 2005.

Documents Incorporated by Reference:

None

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS.

Certain information contained herein constitutes “forward-looking statements,” including, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions of future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the Company’s limited operating history; the Company’s termination of its business operations; the Company’s immediate need for additional capital to continue as a going concern; the Company’s inability to meet its current and long-term debt obligations and contractual obligations; the Company’s current lack of a business strategy or plan; the price of the Company’s common shares and the lack of a trading market for such shares; risk related to litigation; competition; dependency on effective information systems, dependency on key personnel and other risks associated with companies in the development stage.  See “Description of Business - Risk Factors.”  Such statements are included, among other places, in this document under the headings “Description of Business,” “Description of Property”, “Management’s Discussion and Analysis”, and other sections of this report.

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

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY OF THE COMPANY.

Moving Bytes Inc. (the “Company” or “Registrant” or “Moving Bytes”) is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol "MBYTF".

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

On July 16, 2000, the Company continued under the Canada Business Corporations Act and changed its name to E*Comnetrix Inc and on July 24, 2002 the Company changed its name to Moving Bytes Inc.

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

On September 19, 2000, the Company formed Moving Bytes Broadband Corporation (“MBI”), a Nevada Corporation and on March 31, 2001, the Company merged USV Telemanagement, Inc., a California corporation and wholly-owned subsidiary of the Company, and MBI. There were no material financial effects as a result of the merger.

On August 20, 2001, the Company renamed Moving Bytes Broadband Corporation to Moving Bytes, Inc.

On September 30, 2001 the Company merged EDI and MBI, with MBI remaining as the surviving company and as the Company’s sole subsidiary.

On September 1, 2003, MBI sold its Business Communications Services assets. The Company restated its financial results for 2003 to account for discontinued operations.

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

The Company does not have any subsidiaries and has no business operations as of the date of this report. The Company’s management is currently exploring business and capital raising opportunities, although no arrangements or agreements exists at the date of this report. The Company requires additional financing to meet its current and long-term obligations. The Company’s ability to continue as a going concern is uncertain.

Neither the Company nor any of its subsidiaries have been involved in any bankruptcy, receivership or other similar proceeding.

BUSINESS OF THE COMPANY.

The Company, through its wholly-owned subsidiary MBI, sold telecommunications voice and data services ("Business Communications Services") and electronic document processing and management services ("Electronic Media Services"). On September 1, 2003, MBI sold its Business Communications Services assets. On February 27, 2004 MBI closed its Electronic Media Services business. On June 30, 2004, the Company wound up and dissolved MBI. See “Risk Factors - Closure of Electronic Media Services Business and “Material Agreements - Sale of Business Communications Services Assets”.

Electronic Media Services.

Overview.

Since 1989 and through February 27, 2004, MBI provided, as an applications service provider, outsourced e-mail and fax centric electronic document delivery services to organizations of all sizes. MBI revenue from these services in 2004 was $60,630 (2003 - $533,627).

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

Electronic Media Services Business Strategy.

Until the closure of MBI’s Electronic Media Services business,  MBI provided highly scalable, feature rich document processing and management services on an outsourced basis, e-mail and fax broadcast services and other services adjunct to electronic document receipt and delivery.  Although MBI had a fourteen year operating history in Electronic Media Services, MBI was not able to provide those services profitably or with technical consistency.

Electronic Media Services Operations.

MBI’s network services were provided by one or more independent companies, which provide switching and network services to MBI.  These services were required to be operational twenty-four (24) hours a day, seven (7) days a week and to be available to MBI on a cost-effective basis. MBI was not able to maintain its operations profitably.

On February 27, 2004 MBI closed its Electronic Media Services business. Lack of sufficient financing led to staff reductions which resulted in both a deterioration of service quality and a lack of technical support. This resulted in customer attrition and a reduction in revenue and gross profits, further deteriorating MBI’s operations and its ability support the Electronic Media Services business. MBI had insufficient financial resources to spend on marketing programs sufficient to grow revenues commensurate with the level of customer attrition. The Company does not intend to resume MBI’s Electronic Media Services business in the future. The Company believes that there is little or no value with respect to its assets associated with the Electronic Media Service business.  See “Risk Factors – Closure of Electronic Media Services Business”.

MBI built a proprietary, high-throughput, multi-threaded delivery engine for e-mail and fax delivery, giving clients confidence that their messages will be delivered in a timely manner. MBI had maintained a proprietary 24 x 7 network operations center located in Emeryville, California.  MBI experienced technical problems that led to significant client attrition during the first quarter of 2004. MBI’s Chief Technical Officer resigned in February 2004, an individual upon whom MBI was dependent to sustain the operability of MBI’s systems.

Business Communications Services.

Overview.

Until the sale of  MBI’s  Business Communications Services assets on September 1, 2003, MBI purchased underlying services on a wholesale basis, and resold them to end users at retail prices typically below those of its major competitors, which include AT&T, MCI/WorldCom, Qwest Communications, and Sprint (the “Carriers”). MBI primarily sold its services through independent “interconnect” companies that sell, lease, install and service telephone and other telecommunications equipment to end users. See “Material Agreements – Sale of Business Communications Services Assets”.

Personnel.

As of March 21, 2005, the Company had no full-time personnel and two (2) officers.

Trademarks.

The brand names “Moving Bytes” and “Ecommunicate to the World” are registered trademarks of MBI in the United States. Because the Company no longer offers services the registered trademarks may have little or no value and may not be enforceable. There can be no assurance that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.

MATERIAL AGREEMENTS

Telecommunication Agreements.

During its existence, MBI  entered into the following telecommunications service agreements:

Qwest Communications Corporation (“Qwest”) effective May 1, 2002 and June 5, 2001 (the “Qwest Agreement”), as amended on October 1, 2002 with terms expiring May 1, 2003 and June 5, 2003 respectively, and continuing on a month to month basis thereafter. Under the terms of the Qwest Agreements, Qwest provided MBI with switched and dedicated telecommunications, Internet access and data services at specified rates. There were are no minimum purchase requirements and the Qwest Agreement is generally terminable by either party on a thirty day advance notice to the other party. Effective with the closure of the its Electronic Media Services business MBI discontinued use of the services of Qwest and requested a refund from Qwest for certain overcharges. As at December 31, 2004 MBI has received final refunds from Qwest totaling $11,151.49. The Company does not believe that it will receive any further refunds from Qwest.

Focal Communications (“Focal”) effective April 2, 2002 (the “Focal Agreement”) expiring April 2, 2003, and continuing on a year to year basis thereafter. Under the terms of the Focal Agreement, Focal is required to  provide MBI with local access services at specified rates. On October 30, 2003 MBI entered into term purchase orders with Focal under which MBI became obligated for minimum payments of $3,767 per month through October 30, 2005 and payments of $350 per month on a month to month basis. MBI  defaulted on payments to Focal. Focal has engaged a collection agent to enforce payment under the agreement claiming MBI owes Focal $133,198 including interest and collection costs. A loss on service agreement of $122,058 has been recorded representing the amount of the claims in excess of $11,141 recorded in the consolidated statement of operations for the period ended December 31, 2004. On June 30, 2004, the Company wound up and dissolved MBI. At the time of its dissolution MBI did not have sufficient funds to pay the amounts claimed due by Focal. As at March 25, 2005 Focal has not sought to collect the amounts it claims are due from MBI. The Company does not believe that Focal has any enforceable rights against the Company with respect to Focal’s claims against MBI. However, to the extent that Focal takes action to enforce its rights, and is successful in enforcing its rights against the Company, there is   substantial doubt that the Company could thereafter carry on as a going concern. See “Risk Factors – Focal Agreement” and “Results of Operations - Loss on Service Agreement”.

Global Crossing (“Global”) effective November 21, 2002 (the “Global Agreement”) expiring and continuing on a year to year basis thereafter. Under the terms of the Global Agreement, Global is required to  provide MBI with switched and dedicated telecommunications, Internet access and data services at specified rates. There are no minimum purchase requirements and the Global Agreement is generally terminable by either party on a ninety day advance notice to the other party prior to the end of then current term. MBI’s obligations under the Global Agreement were assumed by Comtech21, LLC on September 1, 2003. MBI disputed amounts claimed due Global by MBI for services and events which occurred after September 1, 2003 and MBI did  not accrue any amounts under liabilities from discontinued operations related to Global, except for amounts due for services provided prior to September 1, 2003. As at March 25, 2005 Global has not sought to collect the amounts it claims are due from MBI. On June 30, 2004, the Company wound up and dissolved MBI. To the extent that Global takes action to enforce its rights, and is successful in enforcing its rights against the Company, there is  substantial doubt that the Company could thereafter carry on as a going concern. See  “Material Agreements – Sale of Business Communications Services Assets”.

Digital Communications of America, Inc. (“DCA”) effective July 15, 1994, and amended effective December 16, 1998, with a term expiring April 15, 1999, automatically renewed for additional one hundred and twenty (120) day periods unless either party gives notice prior to the end of the then current term (the “DCA Agreement”). Effective September 9, 2003 MBI entered into a promissory note with DCA for $12,500 against payment of the final costs under MBI’s billing agreement with DCA. The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney’s fees in the event of any collection action. MBI defaulted on the note and on May 26, 2004 DCA received a default judgment against MBI in the District Court of Oklahoma County, State of Oklahoma in the amount of $15,386.62. On September 21, 2004 DCA received a default judgment against MBI in the Superior Court, County of Sonoma, State of California to enforce the unpaid District Court of Oklahoma judgment plus reimbursement of filings fees in the amount of $296 and interest in the amount of $76.93. The Company has accrued $15,759.55 in liabilities from discontinued operations at December 31, 2004 related to DCA. MBI did not have sufficient funds to pay the judgment. As at March 25, 2005 DCA has not sought to enforce the judgment. On June 30, 2004, the Company wound up and dissolved MBI. To the extent that DCA takes action to enforce its rights, and is successful in enforcing its rights against the Company, there is substantial doubt that the Company could thereafter  carry on as a going concern. See “Legal Proceedings – DCA Judgment” and “Risk Factors – DCA Judgment”.

Karwat Agreements.

The Company entered into an employment agreement dated August 7, 2000, with Joseph Karwat (“Karwat”), which was terminated for cause by the Company’s board of directors on January 29, 2002.  Mr. Karwat disputed his termination and, under the terms of the agreement, the Company and Mr. Karwat entered into an arbitration proceeding regarding a dispute of amounts due Karwat under the employment agreement. On May 12, 2003, the Company received the final ruling and notice of arbitration award related to the termination of Karwat. The aggregate award to Karwat under the arbitrator’s final ruling was $292,953 (the “Final Arbitration Award”). On June 16, 2003, the Company and MBI, jointly and severally, entered into settlement and security agreements (respectively the “Settlement Agreement” and the “Security Agreement”) with Karwat with respect to payment of the Final Arbitration Award. Under the terms of the Settlement Agreement, and through March 15, 2004, the Company paid Karwat a total of $261,122.  On April 19, 2004 the Company and MBI, jointly and severally, entered into an agreement with Karwat with respect to obtaining a full release from the settlement and security agreements, and removal of all UCC filings made by Karwat on the Company and MBI (the “Final Settlement Agreement”). Under the terms of the Final Settlement Agreement, the Company paid Karwat $25,000, granted Karwat ownership of all of its remaining software and software licenses and equipment and domain names. As a result of the Final Settlement Agreement the Company recognized a loss on settlement of $4,432. See “Results of Operations – Gain on Karwat Settlement and EPLI Policy”.

Premise Leases.

On April 25, 2001, MBI entered into a sixty-month triple net lease with Emery Station Joint Venture, LLC (“ESJV”) for 2,595 square feet in Emeryville, California at $2.75 per square foot per month commencing June 1, 2001 (the “Horton Street Lease”).  A security deposit in the amount of $23,407 was paid to secure the Horton Street Lease.  On November 1, 2003 the Company entered into an agreement with ESJV releasing it from the Horton Street Lease effective December 31, 2003. Under the terms of that agreement the Company paid ESJV $35,500, forfeited its security deposit in the amount of $23,407 and forfeited certain tangible assets.

On June 28, 2001, the Company entered into a lease with CA-Emeryville Properties Limited (“CAEPL”) for 1,601 square feet full service in Emeryville, California for sixty-months at $2.85 per square foot per month commencing August 1, 2001 (the “Watergate Lease”). A security deposit in the amount of $10,000 was paid to secure the Watergate Lease. On February 28, 2003, the Company entered into a sublease of the Watergate Lease for its remaining term the rate of at $1.70 per square foot per month commencing March 1, 2003 until February 29, 2004, $1.75 per square foot per month until February 28, 2005 and $1.85 per square foot per month until July 31, 2006, on a month to month basis. The sublease was terminated effective January 31, 2004.  On April 9, 2004 the Company entered into a lease termination agreement with CAEPL regarding early termination of the Watergate Lease. Under the terms of the agreement the Company paid CAEPL $16,000 and forfeited its $10,000 security deposit resulting in a gain of lease termination of $36,736. See “Results of Operations – Gain on Lease Settlement”.

As at December 31, 2004, the Company has no operating leases for office premises. See “Description of Properties”.

Sale of Business Communications Services Assets.

On September 1, 2003 MBI entered into an agreement with ComTech 21, LLC (“ComTech21”) of Wallingford, CT, to sell its Business Communications Services assets including customer accounts, customer contracts and accounts receivable. Subsequent to the sale, MBI no longer offered long distance telecommunications services. Since at the time of the sale the business sold represented only one component of MBI’s operations,  discontinued operations accounting applies. As a result, balances and operating results directly attributable to Business Communications Services (“Discontinued Operations”) have been presented separately from those of Electronic Media Services (“Continuing Operations”), for all periods presented.

Total proceeds from the sale included $600,000 in cash consideration for the telecommunications assets, not including accounts receivable, and $291,168 cash consideration for the accounts receivable resulting in a net gain on disposition of $555,411. MBI received payment in full from ComTech21.

ComTech21 assumed the future liabilities and obligations associated with the ongoing operations related to Business Communications Services effective September 1, 2003.

The asset purchase agreement with ComTech21 contained representations, warranties and covenants customary in asset purchase transactions. ComTech21 is at arms’ length to MBI and the purchase price was negotiated by the parties. ComTech21 is a private company.

Because the Company determined that the assets sold did not constitute substantially all of the Company’s assets, no shareholder approval of the sale was required.

EPLI Carrier Policy.

As a result of the Final Arbitration Award, the Company filed a claim with its EPLI policy insurer Lloyd’s of London (“Lloyd’s”). On August 11, 2003 Lloyd’s paid the Company $90,205 representing amounts they believed were subject to coverage under the EPLI policy. In addition Lloyd’s paid $59,492 for defense costs incurred in excess of the Company’s $25,000 policy deductible. The Company informed Lloyd’s that it intended to file a lawsuit to recover additional amounts the Company believes are due under EPLI policy plus bad faith damages. The Company and Lloyds subsequently settled the Company’s claim and on April 26, 2004 the Company signed an agreement providing Lloyd’s a full release from all further policy claims in exchange for payment of $61,298 which the Company received. As a result the Company recognized a recovery on settlement agreement in the consolidated statement of operations and deficit of $56,866 representing the insurance recovery of $61,298 net of loss on settlement of $4,432. See “Material Agreements – Karwat Agreements” and “Results of Operations – Gain on Karwat Settlement and EPLI Policy”.

Innerloop Note.

On October 22, 2004, Moving Bytes became obligated to repay Innerloop Mobile Communications, A.S. (“Innerloop”) $37,500 under the terms of a Convertible Note (the “Note”). The Company recorded the principal amount of the Note and $719.18 in accrued interest as liabilities at December 31, 2004. Under the terms of the Note, Innerloop could convert the Note, in whole or in part, into restricted common shares of Moving Bytes on or before January 31, 2005. Innerloop did not covert the Note, in whole or in part,  on or before January 31, 2005. On March 15, 2005 Innerloop entered into an agreement with Moving Bytes wherein Innerloop cancelled the Note, forgave the Note principal in the amount of $37,500 and all accrued interest thereon in the amount of $1,479.45, and waived all other rights granted to it under the Note in exchange for 4,500,000 shares of Moving Bytes restricted common stock. See “Recent Sales of Unregistered Securities” and “Results of Operations – Liquidity and Capital Resources -Liabilities” and “Subsequent Events – Innerloop Debt Cancellation Agreement”.

Warner Technology and Investments Corp. Common Stock Private Placement.

On March 15, 2005, the Company entered into an agreement with Warner Technology and Investments Corp, a New Jersey corporation ("Warner"), related to the offer and sale of restricted common stock of Moving Bytes (the “Warner Private Placement Agreement”). Under the terms of the Warner Private Placement Agreement, Moving Bytes agreed to issue 139,246,065 shares of restricted common stock for gross proceeds of $70,000 USD (the “Warner Private Placement”) and Moving Bytes granted Warner the right to nominate two directors to Moving Bytes' board of directors. The Warner Private Placement Agreement contemplates that Warner will seek out a merger partner for Moving Bytes. See “Recent Sales of Unregistered Securities” and “Subsequent Events – Warner Private Placement Agreement ”.

RISK FACTORS.

The securities of the Company are highly speculative. A prospective investor or other person reviewing the Company should not consider an investment unless the investor is capable of sustaining an economic loss of the entire investment.  Certain risks are associated with the Company’s business, including the following:

Future Operations and Going Concern.

The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2004, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company’s ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management’s plans.

The Company has substantial debts far exceeding the value of its assets. The consolidated financial statements of the Company include the accounts of MBI, consisting of accounts payable and accrued liabilities. MBI was wound up and dissolved on June 30, 2004.  In the event that MBI’s creditors are successful in enforcing any judgments they may receive against MBI, or the Company, the Company could be forced into a bankruptcy proceeding. In such event there will be substantial doubt that the Company will have the ability to carry on as a going concern.

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

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Results of Operations - Liquidity and Capital Resources”.

Sufficiency of Working Capital.

As of December 31, 2004, the Company had negative net working capital of $362,630. On February 27, 2004, MBI terminated its Electronic Media Services business. On June 30, 2004, the Company wound up and dissolved MBI. The Company does not have any business operations as of the date of this report. The Company has inadequate financial resources to sustain its business activities or to maintain its listing on the National Association of Securities Dealer over the counter bulletin board.

There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. The Company has no ability to generate cash flows from operations. The Company believes that its working capital will not be sufficient to fund its cash requirements through the year ended December 31, 2005, unless it is able to successfully raise financing. There can be no assurance that the Company will be successful in obtaining the required financing to sustain its business activities or to maintain its listing on the National Association of Securities Dealer over the counter bulletin board or to invest in or develop new businesses. See “Results of Operations - Liquidity and Capital Resources”.

Limited Operating History; History of Losses.

The Company has been operating since March 1991. The Company had net earnings during only one fiscal year to date, which was net earnings of $16,646 in the year ended December 31, 1999. The Company has a history of losses before and after such fiscal year, including losses of $433,647 in 2004, $640,694 in 2003, $1,649,696 in 2002, $2,093,471 in 2001, $265,566 in 2000, $130,479 in 1998, $134,845 in 1997 and $1,131,542 in 1996.  Neither the Company nor any of its subsidiaries has any business operations as of the date of this report. The Company currently has no prospects for revenue subsequent to February 27, 2004. There can be no assurance that the Company will have net earnings in the future, if at all.

Need for Additional Resources.

The Company’s management is currently exploring business and capital raising opportunities, although no arrangements or agreements exists at the date of this report. Subject to the receipt of financing, the Company intends to invest in or develop new businesses. There can be no assurance that the Company will not require additional financing or that such financing will be available on acceptable terms, if at all.

Lack of Experience in Investing in or Developing New Businesses.

The Company’s strategy includes investing in or developing new businesses. The Company has limited experience investing or developing new businesses. To be successful, the Company must compete successfully with companies that have greater financial resources and experience than the Company. The Company may be required to develop financial, technical and marketing expertise in order to successfully invest in or develop new businesses. There can be no assurance that the Company will be able to capitalize on or invest in or develop new businesses or that those efforts will be successful if acted upon.

Closure of Electronic Media Services Business.

On February 27, 2004, MBI closed its Electronic Media Services business. The Company was not able to raise additional funding to support the Electronic Media Services business. The Company does not currently intend to resume its Electronic Media Services business in the future. The Company has no remaining assets associated with the Electronic Media Service business.

Dependence on Key Personnel.

The Company believes that its success will depend to a significant extent upon the abilities and continued efforts of its management. As reported on a Form 8-K on March 15, 2005, Mark Smith has resigned as President and Chief Financial Officer of the Company as of a date no later than April 15, 2005. On March 15, 2005, the board of directors appointed Ming Liu, David Zhou and John Leo to the board of directors. Messrs. Zhou and Leo are nominees of Warner and were appointed to the board of directors pursuant to the terms of the Warner Private Placement Agreement. The appointment of Messrs. Zhou and Leo are effective on the expiration of 10 days from both (a) the filing by the Company of an Information Statement on Form 14F-1 with the US Securities and Exchange Commission reporting the election of such persons and (b) the dissemination of such information statement to stockholders of record of the Company. The loss of the services of such individual could have a material adverse effect on the Company. The success of the Company will also depend, in part, upon the Company’s ability to hire and retain additional key personnel, for its new business, if any, including senior management, who are also being sought by other businesses. Competition for qualified personnel is intense. Difficulty in hiring and retaining such personnel could have a material adverse effect on the Company. The Company does not maintain ‘key man’ life insurance on any of its officers or key employees. See “Subsequent Events – Securities Compliance Consulting Agreement”.

DCA Judgment.

Effective September 9, 2003 MBI entered into a promissory note with DCA for $12,500 against payment of the final costs under MBI’s billing agreement with DCA. The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney’s fees in the event of any collection action. MBI defaulted on the note and on May 26, 2004 DCA received a default judgment against MBI in the District Court of Oklahoma County, State of Oklahoma in the amount of $15,386.62. On September 21, 2004 DCA received a default judgment against MBI in the Superior Court, County of Sonoma, State of California to enforce the unpaid District Court of Oklahoma judgment plus reimbursement of filings fees in the amount of $296 and interest in the amount of $76.93. The Company has accrued $15,759.55 in liabilities from discontinued operations at December 31, 2004 related to DCA. MBI does not have sufficient funds to pay the judgment. On June 30, 2004, the Company wound up and dissolved MBI. To the extent that DCA takes action to enforce its rights, and is successful in enforcing its rights against the Company, there will be substantial doubt that the Company will have the ability to carry on as a going concern. See “Legal Proceedings – DCA Judgment” and “Material Agreements – Telecommunications Agreements”.

USAC Assessments.

On October 22, 2003, MBI received a demand notice from USAC for assessed USF fees related to its Business Communications Services business in the amount of $78,531 (the “First USAC assessment)”. The First USAC Assessment included fees for the period of September 1, 2003 through September 30, 2003 during which period the Company did not sell any services subject to USF fees. On November 1, 2003 the Company paid the First USAC Assessment in full, inclusive of $50,637 paid directly by ComTech 21, LLC to USAC on behalf of MBI. The Company believes that it is owed a refund by USAC for the period of September 1, 2003 through September 30, 2003.

On February 23, 2004, MBI received an invoice from USAC for assessed USF fees in the amount of $23,527 for the period of October 1, 2003 through December 31, 2003 (the Second USAC Assessment”). During the period of October 1, 2003 through December 31, 2003, MBI did not sell any services subject to USF fees. The Company believes that it is the policy of USAC to invoice assessments for USF fees for the entire calendar year, irrespective as to whether a company was actually in the business of providing telecommunications services assessable for USF fees for the entire year, and to provide a refund in the third calendar quarter of the following year for any amounts that were assessed incorrectly. Even though MBI did not provide any services subject to USF fees from September 1, 2003 forward it may have been required to pay the Second USAC Assessment and to subsequently apply for a refund. Prior to its dissolution MBI had insufficient funds to pay the Second USAC Assessment.

Focal Agreement.

On October 30, 2003, MBI entered into a term purchase orders with Focal under which MBI became obligated for minimum payments of $3,767 per month through October 30, 2006 and payments of $350 per month on a month to month basis. MBI defaulted on payments to Focal. Focal engaged a collection agent to enforce payment under the agreement claiming MBI owed Focal $133,198 including interest and collection costs. Excess amounts claimed of $129,502 over amount recorded in accounts payable in 2003 will record as a loss on service agreement in the consolidated statement of operations in 2004. There can be no assurance that Focal will not take legal action to enforce its rights to collect. On June 30, 2004, the Company wound up and dissolved MBI. To the extent that Focal takes action to enforce its rights, and is successful in enforcing its rights against the Company, there is substantial doubt that the Company could carry on as a going concern. See “Material Agreements – Telecommunications Agreements” and “Results of Operations – Loss on Service Agreement”.

ITEM 2.  DESCRIPTION OF PROPERTIES.

On April 25, 2001, MBI entered into a sixty-month triple net lease with Emery Station Joint Venture, LLC (“ESJV”) for 2,595 square feet in Emeryville, California at $2.75 per square foot per month commencing June 1, 2001 (the “Horton Street Lease”).  A security deposit in the amount of $23,407 was paid to secure the Horton Street Lease.  On November 1, 2003 the Company entered into an agreement with ESJV releasing it from the Horton Street Lease effective December 31, 2003. Under the terms of that agreement the Company paid ESJV $35,500, forfeited its security deposit in the amount of $23,407 and forfeited certain tangible assets.

On June 28, 2001, the Company entered into a lease with CA-Emeryville Properties Limited (“CAEPL”) for 1,601 square feet full service in Emeryville, California for sixty-months at $2.85 per square foot per month commencing August 1, 2001 (the “Watergate Lease”). A security deposit in the amount of $10,000 was paid to secure the Watergate Lease. On February 28, 2003, the Company entered into a sublease of the Watergate Lease for its remaining term the rate of at $1.70 per square foot per month commencing March 1, 2003 until February 29, 2004, $1.75 per square foot per month until February 28, 2005 and $1.85 per square foot [per month] until July 31, 2006, on a month to month basis. The sublease was terminated effective January 31, 2004.  On April 9, 2004 the Company entered into a lease termination agreement with CAEPL regarding early termination of the Watergate Lease. Under the terms of the agreement the Company paid CAEPL $16,000 and forfeited its $10,000 security deposit. See “ Results of Operations – Gain on Settlement Agreement”.

As at December 31, 2004, the Company has no operating leases for office premises.

ITEM 3. LEGAL PROCEEDINGS.

DCA Judgment.

Effective September 9, 2003 MBI entered into a promissory note with DCA for $12,500 against payment of the final costs under MBI’s billing agreement with DCA. The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney’s fees in the event of any collection action. MBI defaulted on the note and on May 26, 2004 DCA received a default judgment against MBI in the District Court of Oklahoma County, State of Oklahoma in the amount of $15,386. On September 21, 2004 DCA received a default judgment against MBI in the Superior Court, County of Sonoma, State of California to enforce the unpaid District Court of Oklahoma judgment plus reimbursement of filings fees in the amount of $296 and interest in the amount of $76. The Company has accrued $15,759 in liabilities from discontinued operations at December 31, 2004 related to DCA. Prior to its dissolution MBI did not have sufficient funds to pay the judgment. On June 30, 2004, the Company wound up and dissolved MBI. To the extent that DCA takes action to enforce its rights, and is successful in enforcing its rights against the Company, there is substantial doubt that the Company could carry on as a going concern. See “Material Agreements – Telecommunications Agreements” and  “Risk Factors – DCA Litigation”.

To the best of its knowledge, the Company is not  subject to any other active or pending legal proceedings or claims against it or any of its properties. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKETFOR COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table sets forth the nature of the Company’s trading market on the OTCBB during the period from January 1, 2003 to the Company fiscal year ended December 31, 2004, and for the period ending March 21, 2004 as quoted by the OTCBB.

NASD OVER-THE-COUNTER BULLETIN BOARD.

2003	High (US$)	Low (US$)	Volume
1st Quarter	$0.20	$0.08	263,600
2nd Quarter	$0.10	$0.04	953,400
3rd Quarter	$0.09	$0.05	184,600
4th Quarter	$0.08	$0.02	684,324

2004	High (US$)	Low (US$)	Volume
1st Quarter	$0.04	$0.002	1,649,842
2nd Quarter	$0.05	$0.01	526,911
3rd Quarter	$0.05	$0.002	980,680
4th Quarter	$0.03	$0.002	1,649,842

2005	High (US$)	Low (US$)	Volume
1st Quarter	$0.04	$0.002	2,793,527

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

On March 21, 2005, the closing price quoted OTCBB for the Company’s common shares was $0.02.

The Company’s common shares are issued in registered form. Based on the records of Pacific Corporate Trust Company, the Company’s registrar and transfer agent, as of March 28, 2005, there were approximately fifteen hundred (1,500) holders of record of the Company’s common shares. Holders with United States addresses collectively held approximately 162,420,529 common shares, or approximately ninety-five percent (95%) of the Company’s 170,950,042 issued and outstanding common shares.

The Company has never paid dividends on its common shares and does not anticipate paying any dividends in the foreseeable future.

See “Item 11 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under compensatory plans.

PENNY STOCK REGULATION.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that  current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

•

A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

•

A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

•

A toll-free telephone number for inquiries on disciplinary actions;

•

Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•

Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

•

The bid and offer quotations for the penny stock;

•

The compensation of the broker-dealer and its salesperson in the transaction;

•

The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•

Monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

RECENT SALES OF UNREGISTERED SECURITIES.

To obtain funding for our ongoing operations and to settle certain outstanding obligations, we entered into:

a)

an unsecured Convertible Note with Innerloop Mobile Communications A.S. (“Innerloop”) of Snaroya Norway on October 22, 2004 for $37,500 due October 22, 2005 (the “Note”). The Note was unsecured and was subordinate to the Company’s senior debt, if any. The Note carried simple interest at 10% per annum and a default rate of 15% per annum with interest payments due on the June 30, 2005 and each December 31 and June 30 until paid. The Note was convertible into restricted common stock of the Company, in whole or in part to, on or before January 31, 2005 at a share price of $0.0035. Innerloop did not convert the Note, in whole or in part to, on or before January 31, 2005. On March 15, 2005 Innerloop entered into an agreement with Moving Bytes wherein Innerloop cancelled the Note, forgave the Note principal in the amount of $37,500 and all accrued interest thereon in the amount of $1,479.45, and waived all other rights granted to it under the Note in exchange for 4,500,000 shares of Moving Bytes restricted common stock. See “Results of Operations – Liquidity and Capital Resources - Liabilities” and “Subsequent Events – Innerloop Debt Cancellation Agreement”.

b)

a restricted common stock private placement with Glenara Associates of Panama City on October 22, 2004. The Company issued 2,000,000 restricted common shares at a deemed price of $0.005 per share. See “Results of Operations – Liquidity and Capital Resources – Capital Stock and Equivalents”.

c)

a restricted common stock private placement with Paul Ektvedt, an individual of Oslo Norway on October 1, 2004 in connection with a finders fee associated with the Innerloop Note. The Company issued 250,000 restricted common shares at a deemed price of $0.0035 per share and has incurred an finder’s fee expense of $875.

d)

a restricted common stock private placement with two officers and a former director of the Company, J Erik Mustad, Mark Smith and Jim Miller on October 22, 2004, for $37,500 USD (J Erik Mustad, $20,000 USD; Mark Smith, $12,5000 USD; and Jim Miller $5,000 USD). The price per share was $0.0035 and the Company issued 10,714,286 restricted common shares. See “Results of Operations – Liquidity and Capital Resources – Capital Stock and Equivalents”.

e)

a consulting agreement with Mark Smith, an officer of the Company on October 1, 2004 (the “Smith October 2004 Agreement”). Pursuant to the Smith October 2004 Agreement the Company issued 4,000,000 restricted common shares at a deemed price of $0.0035 per share and has incurred a  consulting services expense of $14,000 USD. See “Results of Operations – Liquidity and Capital Resources – Liabilities”.

f)

the Warner Private Placement Agreement and issued 139,246,065 shares of restricted common stock for gross proceeds of $70,000 USD. See “Material Agreements – Warner Technology and Investments Corp. Common Stock Private Placement” and “Subsequent Events – Warner Private Placement Agreement”.

The Company reported the foregoing transactions on a current report on Form 8-K on October 26, 2004 and on March 21, 2005.

The above offerings and sales were deemed to be exempt under Regulation D and Regulation S of the Securities Act of 1933, as amended. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, or officers and directors of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

REPURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATES

There were no repurchases by the Company or any affiliate of the Company during the period covered by this report.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

On September 1, 2003 MBI sold its Business Communications Services assets. The Company restated its financial results for 2003 and 2002 to account for discontinued operations. The Company has not restated its financial results for periods prior to 2002.

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

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere this Annual Report. The selected financial data and the Company’s consolidated financial statements are expressed in U.S. dollars. As of the date of this report the Company does not have any business operations. The financial information contained in this report and the Company’s financial statements should not be considered indicative of future operations. Period to period results are expected to vary in future periods.

Fiscal Year Ended December 31,
	2004(1)	2003(1)

Revenue	$ 60,630	$ 533,627
General & Administrative Expenses	$ 450,272	$ 2,040,484
Net Income (Loss) from Continuing Operations	$ (408,744)	$ (1,653,122)
Net Income (Loss) for the Year	$ (433,647)	$ (640,694)
Net Income (Loss) per Share	$ (0.03)	$ (0.04)

Fiscal Year Ended December 31,
	2004(1)	2003(1)

Working Capital	$ (362,631)	$ 32,531
Total assets	$ 8,065	$ 271,514
Total Liabilities	$ 370,696	$ 262,873
Share Holder’s Equity	$ (362,631)	$ 8,641
Long Term Obligations	$ Nil	$ 57,890

(1)

On September 1, 2003 MBI sold its Business Communications Services assets to Comtech 21, LLC. As assets sold represent only one component of MBI’s operations discontinued operations accounting applies. As a result balances and operating results directly attributable to discontinued operations have been presented separately from continuing operations, for 2003 and 2002.

On February 11, 2004, MBI terminated its Electronic Media Services business, and the Company currently has no source of operating revenues.

You should read the following discussion and analysis in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis discusses trends in the Company’s financial condition and results of operations for the two fiscal years ended December 31, 2004 and 2003. This discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-KSB. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and are expressed in United States dollars. Unless noted otherwise the presentation represents the consolidated financial results of the Company and MBI.

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

The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Registrant’s management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made.  Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis.  Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. Additional risks and uncertainties that may affect forward-looking statements about the Registrant’s business and prospects include adverse economic conditions, inadequate capital, unexpected costs, and other factors set forth under “Risk Factors” in this Annual Report on Form 10-KSB, which could have an immediate and material adverse effect.  The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2004, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company’s ability to continue as a going concern.  The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management’s plans.

Critical Accounting Policies.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.  The Company had a loss of $433,647 and used cash flow in Continuing Operations of $306,329 for the year ended December 31, 2004, and decreased its cash position to $5,218 and working capital position to negative $362,631 at December 31, 2004. As of the date of this report the Company has no business operations and no source of operating revenue. Unless the Company can raise additional financing, management does not believe that it will have sufficient cash to fund anticipated cash requirements. See “Risk Factors – Future Operations and Going Concern”.

The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (“FIN 44”). For accounting purposes, the repricing of outstanding stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings. The Company has no repriced employee stock options outstanding at December 31, 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 123 (Revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. FAS 123R is effective for small business issuers for periods beginning after December 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) until adoption of FAS 123R on December 15, 2005. In accordance with APB 25 and related interpretations, compensation expense for stock options is generally recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The compensation costs related to stock options recognized by the Company pursuant to APB 25 were minimal. As a result, the application of the provisions of FAS 123R may have a significant impact on Operating Income before Depreciation and Amortization, Operating Income, net income and earnings per share.

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

Results of Operations.

Year Ended December 31, 2004 (“fiscal 2004”) Compared to December 31, 2003 (“fiscal 2003”).

Revenue. Revenue for the twelve month period ended December 31, 2004 (“YTD 2004”) was $60,630 compared to $533,627 for the twelve month period ended December 31, 2003 (“YTD 2003”). Business Communications Services revenues for YTD 2003 were recognized through August 31, 2003 and are incorporated in Income from Discontinued Operations. During Q4 2004 the Company had no revenue generating operations.

MBI closed its Electronic Media Services operations on February 27, 2004. MBI suffered a decrease in revenue primarily due to weakened demand for fax based services, the impact of competition, and system outages that led to customer attrition. Due to the fact that the Company could not raise additional capital, MBI had insufficient working capital to continue operations and MBI ceased all Electronic Media Services operations of February 27, 2004. The Company has no other sources of revenue and does not anticipate that it will generate any revenue until the Company implements a new business strategy and plan and is no longer in development stage, if ever. There can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to implement a business plan. See “Business of the Company – Electronic Media Services” and “Risk Factors – Closure of Electronic Media Services Business”.

Gross Profit (Revenue less Cost of Goods Sold).

Gross profit YTD 2004 was $46,888 as compared to $411,536 in YTD 2003. The decrease is due to the closure of the Electronic Media Services operations on February 27, 2004.

Personnel Expenses.

The Company had no employees during Q4 2004. YTD 2004 salaries and benefits were $54,270 as compared to $610,718 during YTD 2003. During the three month period ended March 31, 2004 the Company had minimal personnel as MBI wound up its operations and the Company had no personnel subsequent to that date. As a result year to date expenses were significantly lower than during the same period in 2003. The Company does not anticipate that it will have salaries and benefits expenses until such time as it is no longer in development stage, if ever.

Contract consulting services costs were $197,203 YTD 2004 as compared to $246,057 YTD 2003. Consulting services costs were primarily related to payments to Company officers. Non-cash consulting services were as a result of common stock issuances related to finder’s fees and contract incentive payments. Subsequent to March 31, 2004 all work being performed on behalf of the Company is being paid in the form of consulting services.

The Company has no repriced employee stock options outstanding at December 31, 2004. The Company believes that non-cash compensation expenses due to the repricing of stock options will not have an impact on the Company’s results of operations going forward.

Amortization.

Amortization costs were $19,000 YTD 2004 as compared to $84,503 in YTD 2003. Amortization costs YTD 2004 represent accelerated amortization costs due to due to a reduction in the estimated period of benefit of the assets related to the Karwat Settlement. The Company has no remaining amortizable assets after their disposal as part of the Karwat settlement. See “Material Agreements – Karwat Agreements”.

Legal and Accounting, Rent, and Bad Debt.

Legal and accounting expenditures for YTD 2004 were $63,411 as compared to $120,030 YTD 2003. Expenses were related to preparation of the Company’s quarterly reports and were lower due to reduced activity and available resources.

Rent YTD 2004 was $12,616 as compared to $128,703 YTD 2003. Rents YTD 2004 were reduced in part due to the lease settlement agreement. The Company has no operating leases and pays only month to month rents. See “Material Agreements – Premise Lease”.

Bad debt expense YTD 2004 of $1,565 included a recovery of bad debt expense of $4,200 related to MBI’s former Electronic Media Services business and was up from $521 YTD 2003. YTD 2004 bad debt expense primarily consisted of uncollectable receivables being written down subsequent to the closure of the Electronic Media Services business on February 27, 2004. The Company has no accounts receivable as of December 31, 2004.

Gain on Karwat Settlement and EPLI Carrier Policy.

During YTD 2004 the Company entered into settlement agreements with both Karwat and its EPLI carrier regarding the Karwat matter. As a result the Company recorded a net recovery on settlement in the amount of $56,866. This amount consisted of a loss of $4,432 on settlement of obligations to Karwat and a recovery of legal expenses and costs related to the Karwat matter in the amount of $61,298 resulting from receipt of payment from its EPLI carrier. Cash payments to Karwat as part of the Final Settlement Agreement were $25,000. During YTD 2003 the Company accrued a $191,500 non-cash loss during the period on the recognition of amounts the Company was required to pay on the final arbitration award in the Karwat matter net of amounts received from it EPLI carrier. See “Material Agreements – Karwat Agreements” and “Material Agreements – EPLI Carrier Policy”.

Gain on Lease settlement.

During YTD 2004 the Company entered into a lease termination agreement on the Watergate property. Under the terms of the agreement the Company paid $16,000 and forfeited its $10,000 security deposit. As a result of the termination the Company recorded a gain of $36,736. During YTD 2003 the Company was released from its Horten St. property lease in exchange for, among other items, forfeiture of both its lease deposit in the amount of $23,407 and a one time payment of $35,500. As a result of the termination the Company recorded a loss of $58,907. See “Material Agreements – Premise Lease”.

Loss on Service Agreement.

During YTD 2004 the Company incurred a $122,058 loss on service agreement with Focal Communications due to defaults on payments to Focal under a carrier service agreement. Focal has engaged a collection agent to enforce payment under the agreement claiming MBI owes Focal $133,198 including interest and collection costs. Excess amounts claimed of $122,058 over amounts recorded in accounts payable were recorded as a loss on service agreement in the consolidated statement of operations during the period. See “Material Agreements  - Telecommunication Agreements”.

Other General and Administrative Expenses.

Other general and administrative costs were $73,751 YTD 2004 down from $244,535 YTD 2003. General and administrative expenses contain certain fixed costs such as insurance that cannot be reduced in response to the cessation of operations. Overall general and administrative expenses are expected to decline in 2005 as a result of the termination of MBI’s Electronic Media Services on February 27, 2004, until such time as the Company in no longer in development stage, if ever.

Write-Off Equipment and Leasehold Improvements.

During YTD 2003 the Company incurred a $355,010 non-cash loss during the period on the write down of obsolete equipment and software, losses on liquidated equipment and the marking down of retained equipment to fair market value. The Company believes that there was no value in MBI’s proprietary software systems and that MBI’s equipment had little or no market value.

Net Income (Loss) from Continuing Operations.

Net loss from Continuing Operations was $408,744 YTD 2004 down from a loss of $1,653,122 YTD 2003. The Company believes that it will continue to have net losses from Continuing Operations for the foreseeable future. See “Risk Factors – Future Operations and Going Concern.”

Net Income (Loss) from Discontinued Operations.

Net loss from Discontinued Operations during YTD 2004 was $24,903 as compared to a gain of $1,012,428 in YTD 2003 which includes a net gain of $555,411 on the disposal of the Company’s Business Communications Services assets. See “Material Agreements – Sale of Business Communications Assets”.

Net Income (Loss).

Net loss YTD 2004 was $433,647 as compared to a net loss of $640,694 YTD 2003. The Company believes that it will continue to have net losses for the foreseeable future. See “Risk Factors – Future Operations and Going Concern”.

Net income (Loss) per Share.

Net loss per share was $0.03 YTD 2004 as compared to a loss of $0.04 YTD 2003.

Period from Inception of Development Stage.

Subsequent to February 27, 2004 the Company has no business operations and is considered ‘development stage’. Development stage presentation recognizes this and sets forth activity during the period associated with development stage activities.

Liquidity and Capital Resources.

Liquidity and Capital Resources - Assets.

At December 31, 2004, the Company had a working capital deficit of $362,631 including cash and equivalent balances of $5,218 down from a positive working capital balance of $32,531 at December 31, 2003 including cash and equivalent balances of $204,399. The change in working capital, and cash and equivalent balances, was primarily affected by accrued expenses associated with MBI’s Continuing Operations recognized at March 31, 2004.

Accounts receivable was down from $30,577 at December 31, 2003 to nil at December 31, 2004. This was due to collections made and the write down of remaining uncollected accounts receivable, subsequent to the closure of MBI’s Electronic Media Services operations of February 27, 2004. The Company believes accounts receivable balances will be zero in all future periods until such time as the Company commences new business operations, if ever.

Other receivables was $2,847 at December 31, 2004 representing an anticipated refund form the Company’s bank Wells Fargo. Equipment was nil at December 31, 2004 down from $34,000 at December 31, 2003. See “Material Agreements – Karwat Agreements”.

During YTD 2004 the Company used $306,329 in cash from Continuing Operations as compared to using $1,073,603 in cash from Continuing Operations YTD 2003. Cash flows provided by Discontinued Operations were $36,188 in YTD 2004 as compared to $180,499 provided by Discontinued Operations in YTD 2003.

During YTD 2004 the Company received $61,298 as a result of a settlement agreement. See “Results of Operations – Gain on Karwat Settlement and EPLI Carrier Policy”.

During YTD 2004 the Company generated $85,000 in cash flow from financing activities. See “Recent Sales of Unregistered Securities” and “Liquidity and Capital Resources – Liabilities” and “Liquidity and Capital Resources – Capital Stock and Equivalents”.

Liquidity and Capital Resources - Liabilities.

Accounts payable increased from $54,678 at December 31, 2003 to $54,395 at December 31, 2004. Accounts receivable are obligations related to the Company’s public company operations.

Accrued liabilities increased from $36,596 at December 31, 2003 to $144,018 at December 31, 2004. Accrued liabilities includes $133,199 in liabilities related to MBI obligations to Focal Communications. Accrued liabilities primarily consist of unpaid expenses and accruals associated with continuing operations which were suspended February 27, 2004. See “Results of Operations – Loss on Service Agreement” and “Risk Factors – Focal Agreement”.

Liabilities from Discontinued Operations increased from $25,807 at December 31, 2003 to $86,898at December 31, 2004. Liabilities from Discontinued Operations includes $29,910 accrued in USAC claims and $25,000 related to the sale of MBI’s Business Communications Services business which resulted from the receipt of certain carrier credits. See “Risk Factors – USAC Assessments.”

Current Portion of Obligations Under Capital Lease at December 31, 2004 of $47,885 resulted from the default by MBI on its capital lease. The lessor has demanded repayment of the obligation and as a result the Company has classified MBI’s obligation as current on the consolidated balance sheet.

The Current Portion of Obligations Under Operating Sub-lease at December 31, 2003 was extinguished as a result of the lease termination agreement on the Watergate property. See “Material Agreements – Premise Lease”.

During YTD 2004 the Company paid $41,000 as a result of settlement agreements. See “Results of Operations – Gain on Karwat Settlement and EPLI Carrier Policy” and “Results of Operations – Gain on Lease Settlement”.

On October 22, 2004, the Company entered into a consulting agreement with Securities Compliance Inc. for the services of Mark Smith, an officer and director of the Company. Under the terms of the agreement the Company became obligated to pay $12,500 per month to Securities Compliance from October 1, 2004 through December 31, 2005 for a total of $187,500 over the term of the agreement. See “Subsequent Events - Securities Compliance Consulting Agreement”.

On October 22, 2004, Moving Bytes became obligated to repay Innerloop Mobile Communications, A.S. (“Innerloop”) $37,500 under the terms of a Convertible Note (the “Note”). The company recorded the principal amount of the note and $719.18 in accrued interest as liabilities at December 31, 2004. Under the terms of the Note, Innerloop could convert the Note, in whole or in part, into restricted common shares of Moving Bytes on or before January 31, 2005. Innerloop did not covert the Note, in whole or in part,  on or before January 31, 2005. See “Recent Sales of Unregistered Securities” and “Material Agreements – Innerloop Note” and “Subsequent Events - Innerloop Debt Cancellation Agreement”.

On March 15, 2005 Innerloop entered into an agreement with Moving Bytes wherein Innerloop cancelled the Note, forgave the Note principal in the amount of $37,500 and all accrued interest thereon in the amount of $1,479.45, and waived all other rights granted to it under the Note in exchange for 4,500,000 shares of Moving Bytes restricted common stock. See “Subsequent Events - Innerloop Debt Cancellation Agreement”.

The Company has no long-term debt or other long-term liabilities.

Liquidity and Capital Resources – Capital Stock and Equivalents.

The Company has entered into no derivative financial instrument arrangements to December 31, 2004.

The Company received $47,500 in funds through the issuance of capital stock during the year ended December 31, 2004. See “Recent Sales of Unregistered Securities”.

The Company currently has no external sources of liquidity.

Contractual Obligations.

The Company consolidated with MBI has contractual obligations of approximately $200,000 on which it has defaulted and which it has recorded as current liabilities on the consolidated balance sheet. These obligations are in addition to general and administrative expenses and other creditor obligations. The Company currently does not have sufficient capital to meet its capital requirements in the near or long term, which makes the Company’s ability to continue as a going concern questionable. See “Risk Factors – Future Operations and Going Concern”.

The following table sets forth contractual obligations of the Company as of December 31, 2004 (1).

	Less Than 1 year	One to Three Years	Three to Five Years	More Than 5 Years

Long-Term Debt	Nil	Nil	Nil	Nil
Capital Leases(2)	Nil	Nil	Nil	Nil
Operating Leases	Nil	Nil	Nil	Nil
Purchase Obligations(3)	Nil	Nil	Nil	Nil

1.

Contractual Obligation are defined as follows:

a)

Long-Term Debt Obligation means a payment obligation under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47 Disclosure of Long-Term Obligations (March 1981), as may be modified or supplemented.

b)

Capital Lease Obligation means a payment obligation under a lease classified as a capital lease pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases (November 1976), as may be modified or supplemented.

c)

Operating Lease Obligation means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases (November 1976), as may be modified or supplemented.

d)

Purchase Obligation means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

2.

Does not include accelerated lease payment obligations of $47,885 as a result of MBI’s default on its capital lease. See “Results of Operations – Liquidity and Capital Resources - Liabilities”.

3.

Does not include $133,199 in liabilities related to MBI’s obligations to Focal Communications. See “Results of Operations – Liquidity and Capital Resources - Liabilities”.

SUBSEQUENT EVENTS.

Innerloop Debt Cancellation Agreement.

On October 22, 2004, Moving Bytes became obligated to repay Innerloop Mobile Communications, A.S. (“Innerloop”) US$37,500 under the terms of a Convertible Note (the “Note”) previously reported in a Current Report on Form 8-K filed by Moving Bytes on October 26, 2004 (the October 26, 2004 8-K”). On March 15, 2005 Innerloop entered into an agreement with Moving Bytes wherein Innerloop cancelled the Note, forgave the Note principal in the amount of $37,500 and all accrued interest thereon in the amount of $1,479.45. See “Material Agreements – Innerloop Note” and “Recent Sales of Unregistered Securities”.

Warner Private Placement Agreement.

On March 15, 2005, Moving Bytes, Inc. ("Moving Bytes") entered into a Subscription and Financing Agreement with Warner Technology and Investments Corp, a New Jersey corporation ("Warner"), related to the offer and sale of restricted common stock of Moving Bytes (the “Warner Private Placement Agreement”). Under the terms of the Warner Private Placement Agreement, Moving Bytes agreed to issue 139,246,065 shares of restricted common stock for gross proceeds of $70,000 USD. See “Material Agreements – Warner Technology and Investments Corp. Common Stock Private Placement” and “Recent Sales of Unregistered Securities”.

Securities Compliance Consulting Agreement.

On March 15, 2005, the Company entered into a consulting agreement with Securities Compliance Inc. (“Securities Compliance”), a company controlled by Smith, and Smith, pursuant to which the Company would pay Securities Compliance $30,000 USD for Smith to provide certain services to the Company in regard to the preparation of the Company’s annual report on SEC Form 10- KSB for the period ended 12/31/04 (the “2004 10-KSB”). Under the agreement (i) $15,000 USD is payable immediately, (ii) $15,000 USD is payable upon the filing of the 2004 10-KSB, (iii) Securities Compliance, Smith and the Company cancelled all prior agreements between Securities Compliance, Smith and the Company and (iv) Securities Compliance and Smith forgave all amounts unpaid, due and owing to them under prior agreements.

Mustad Consulting Termination Agreement.

On March 15, 2005, Moving Bytes entered into a consulting termination agreement with J. Erik Mustad (“Mustad”), an officer of  Moving Bytes, pursuant to which Mustad and Moving Bytes cancelled all prior agreements between Mustad and Moving Bytes and Mustad forgave $22,500 unpaid, due and owing to him under prior agreements.

BUSINESS OUTLOOK, RISKS AND UNCERTAINTIES.

Economic Uncertainties.

Current economic slowdown, financial market conditions, and the political environment may affect the Company’s ability to raise financing. As of the date of this report the Company has no business operations. The Company will be required to raise additional capital to establish business operations. The uncertainty about the Company’s ability to raise financing makes it difficult to predict the Company’s results for fiscal year 2005 and its ability to continue as a going concern.

Sufficiency of Working Capital.

As of December 31, 2004, the Company had net working capital deficit of $362,631. Although, on October 22, 2004, the Company raised $85,000 in debt and equity financing ,and in $70,000 equity financing on March 15, 2005, it believes that it still has inadequate financial resources to sustain its business activities or to maintain its SEC reports or its listing on the National Association of Securities Dealer over the counter bulletin board.

The Company estimates that it will need to raise approximately $500,000 during the next 12 months to meet its minimum capital requirements.

There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing in excess of the amounts raised on October 22, 2004 and on March 15, 2005. The Company has no ability to generate cash flows from operations.

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

Auditors Report.

The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2004, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company’s ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management’s plans.

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

OTHER MATTERS.

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

Stock Option Repricing.

The Company has repriced stock options previously granted to directors, officers and employees of the Company.  Due to changes in the exercise price for certain Stock Option granted under the Stock Option Plan, those options are accounted for using variable plan accounting under Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations (“APB 25”). Therefore, the Company recognizes compensation expense when the fair value of the Company’s stock exceeds the adjusted exercise price. As of October 22, 2004 the Company no longer had any repriced stock options granted and it does not anticipate any compensation expense related to repriced stock options during the fiscal year ending 2005 or on a going forward basis.

The Company did not recognize any compensation expenses associated with the repricing of stock options during the three and twelve month periods ended December 31, 2004 and does not anticipate any compensation expenses associated with the repricing of stock options on a going forward basis.

Off Balance Sheet Arrangements.

The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 7. FINANCIAL STATEMENTS

Bagell, Josephs & Company, LLC

200 Haddonfield Berlin Road, Gibbsboro, NJ 08026

Tel: 856.346.2628  Fax: 856.346.2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Moving Bytes Inc.

San Rafael, CA

We have audited the accompanying consolidated balance sheet of Moving Bytes Inc., (A Development Stage Company) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moving Bytes Inc., (A Development Stage Company) as of December 31, 2004 and the results of its consolidated operations, changes in stockholders’ equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Bagell Josephs & Company, LLC

Bagell Josephs & Company, LLC

Gibbsboro, New Jersey

April 6, 2005

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Moving Bytes Inc.

We have audited the accompanying consolidated balance sheet of Moving Bytes Inc as of December 31, 2003 and the related consolidated statements of operations and deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moving Bytes Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

March 19, 2004

MOVING BYTES INC.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in United States dollars)

	December 31, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$ 5,218	$ 204,399
Accounts receivable, less allowance for doubtful accounts of $0 (December 31, 2003 - $20,388)	-	30,577
Other receivables	2,847	-
Prepaid expenses	-	2,538
Total current assets	8,065	237,514

Equipment (note 10(d))	-	34,000

Total assets	$ 8,065	$ 271,514

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$ 54,395	$ 54,678
Accrued liabilities	144,018	36,596
Note Payable – Investor (note 7)	37,500	-
Settlement Agreement payable (note 10(d))	-	47,132
Liabilities from discontinued operations (note 2(a))	86,898	25,807
Current portion of obligation under capital lease (note 5(a))	47,885	9,335
Current portion of obligation under operating sub-lease	-	31,435
Total current liabilities	370,696	204,983

Obligation under capital lease and operating sub-lease (note 5)	-	57,890

Stockholders’ equity (deficiency):
Capital stock	6,531,683	6,531,683
Additional paid-in capital (note 6(b))	668,469	606,094
Deficit Accumulated during Development Stage	(176,406)	-
Deficit Accumulated prior to February 27, 2004	(7,386,377)	(7,129,136)

Total stockholders’ equity (deficiency)	(362,631)	8,641

Total liabilities and stockholders’ equity (deficiency)	$ 8,065	$ 271,514

See accompanying notes to consolidated financial statements.

Going Concern (note 2)

Contingencies (note 10)

Subsequent events (note 12)

MOVING BYTES INC.

(A Development Stage Company)

Consolidated Statements of Operations and Accumulated Deficit

(Expressed in United States dollars)

	Years Ended December 31,		Period from Inception of Development Stage on February 27, 2004 to December 31, 2004
	2004	2003

Revenue	$ 60,630	$ 533,627	$ -

Cost of goods sold:
Transmission and services	13,869	115,562	(9,892)
Commissions	-	4,763	-
Other	(127)	1,766	-

Gross profit	46,888	411,536	9,892
Expenses:
Amortization/depreciation	19,000	84,503	4,000
Advertising and promotion	7,144	44,596	1,801
Bad debt expense (recovery)	1,565	521	4,525
Bank charges	2,738	20,077	1,888
Communications services	4,024	37,622	4,024
Consulting services	197,203	246,057	124,646
Insurance	25,042	78,737	15,978
Legal and accounting	63,411	120,030	42,794
Loss/(recovery) on settlement (note 10(e))	(56,866)	191,500	(56,866)
Loss on service agreement	122,058	-	-
Gain on lease settlement (note 5(b))	(36,736)	58,907	(36,736)
Miscellaneous G&A	26,125	43,702	24,856
Rent	12,616	128,703	3,150
Salaries and benefits	54,270	610,718	1,177
State franchise tax	4,927	6,595	(884)
Travel and entertainment	3,751	13,206	3,150
Write off of equipment and leaseholds	-	355,010	-
	450,272	2,040,484	152,378

Loss from continuing operations before other income and expenses	(403,384)	(1,628,948)	(142,486)

Other income (expenses):
Interest income	17	512	7
Interest expense	(5,150)	(12,589)	(2,841)
Other income	3,500	-	-
Other expense	(3,727)	(12,097)	(6,183)

	(5,360)	(24,174)	(9,017)

Loss from continuing operations	(408,744)	(1,653,122)	(151,503)

Income (loss) from discontinued operations
Business Communication Services segment	(24,903)	1,012,428	(24,903)

(Loss) for the year	(433,647)	(640,694)	(176,406)

Accumulated deficit, beginning of year	(7,129,136)	(6,488,442)	-

Accumulated deficit, end of year	$ (7,562,783)	$ (7,129,136)	$ (176,406)

Income (loss) per share, Basic and Diluted:
Continuing operations:
basic and diluted	$ (0.03)	$ (0.11)
Discontinued operations:
basic and diluted	nil	0.07
Net income (loss):
basic and diluted	(0.03)	(0.04)
Weighted average number of shares outstanding:
basic and diluted	15,759,402	14,739,691

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	Years Ended December 31,		Period from Inception of Development Stage on February 27, 2004 to December 31, 2004
	2004	2003

Cash flows from operating activities:
(Loss) for year	$ (433,647)	$ (640,694)	$ (176,406)
Adjustment for (income)/loss from discontinued operations	24,903	(1,012,428)	24,903
Items not involving cash:
Amortization and depreciation	19,000	84,503	4,000
Gain on disposal of operating sub-lease	(36,736)	-	(36,736)
Write off of equipment and leasehold	-	355,010	-
Stock issued for consulting services	14,875	-	14,875
Changes in non-cash operating working capital:
Accounts receivable	15,851	76,211	(10,186)
Other receivables	11,879	-	11,879
Prepaid expenses	2,538	13,559	36,389
Accounts payable	(282)	12,481	(36,472)
Accrued liabilities	107,422	(9,377)	4,785
Settlement Agreement payable	(32,132)	47,132	(20,567)

Cash flow (used in) continuing operating activities	(306,329)	(1,073,603)	(183,536)

Cash flow provided discontinued operations	36,188	180,499	36,371

Net cash (used in) operating activities	(270,141)	(893,104)	(147,165)

Cash flows (used in) from investing activities:
Purchase of equipment	-	(32,687)	-
Proceeds on disposal of business (note 11)	-	891,168	-
Finders fees on disposal of business	-	(44,589)	-
Other assets	-	33,661	-

Net cash provided by investing activities	-	847,553	-

Cash flows from financing activities:
Note payable – Investor	37,500	-	37,500
Paid in capital	47,500	-	47,500
Disposal of fixed assets	-	-	-
Capital lease obligation payments	(14,040)	(34,143)	(4,606)

Net cash flows provided by (used in) financing activities	70,960	(34,143)	80,394

(Decrease) in cash and cash equivalents	$ (199,181)	$ (79,694)	$ (66,771)

Cash and cash equivalents, beginning of year	204,399	284,093	71,989

Cash and cash equivalents, end of year	$ 5,218	$ 204,399	$ 5,218

Supplementary information:
Interest paid	5,150	12,589	(2,842)
Interest received	17	512	7
Income taxes paid	-	600	-
Non-cash financing and investing activities:
Transfer of fixed assets to settle agreement payable (note 10(d))	15,000	-	15,000
Consulting agreement (note 6(e))	14,000	-	14,000
Finder’s fees (note 6(e))	875	-	875
Conversion of accrued liabilities to equity (note 6(e))	10,000	-	10,000

See accompanying notes to consolidated financial statements.

MOVING BYTES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

1.  Operations:

Moving Bytes Inc. (the “Company” or “Moving Bytes”) is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol “MBYTF”.  Effective February 27, 2004, the Company had no active operations and the Company entered the development stage. Previously the Company, through its wholly owned subsidiary Moving Bytes, Inc. (“MBI”), was in the business of selling telecommunication and data services (“Business Communications Services”), and electronic document processing and management services (“Electronic Media Services”) to commercial customers. On September 1, 2003, the Company sold its Business Communications Services business (note 2(b)). On February 27, 2004, MBI discontinued its Electronic Media Services business (note 2(c)). On June 30, 2004 the Company wound up and dissolved MBI. The Company does not have any subsidiaries and has no business operations as of the date of this report.

The consolidated financial statements include the accounts of Moving Bytes and MBI. All material intercompany balances and transactions have been eliminated on consolidation.

2.  Going concern:

(a) These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2004, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company’s ability to continue as a going concern. The audited financial statements include a going concern note that provides further information with respect to this uncertainty and management’s plans.

As discussed in note 1, the Company sold its Business Communications Services business in September 2003 to provide additional interim funding to repay suppliers and creditors and allow the Company to focus on its Electronic Media Services business.  On February 27, 2004, MBI closed its Electronic Media Services business. The Company currently has no intention to resume its Electronic Media Services business in the future. The Company has written down assets of the Electronic Media Services business to their fair value or net realizable value representing estimated proceeds of sale, net of estimated disposal costs. The Company and MBI have defaulted and received demand notices on certain of their debt repayment obligations (notes 5(a) and 10).

The Company had an accumulated deficit at December 31, 2004 of $7,562,783 and a working capital deficit of $362,631. The Company has significant cash requirements and no ability to generate cash flows from operations. The Company has insufficient funds to meet its financial obligations as they become due. The Company believes that its working capital will not be sufficient to fund its cash requirements through the year ended December 31, 2005. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company. Unless the Company can raise financing, management does not believe that the Company can continue as a going concern and believes that the Company will not be able to maintain its listing on the National Association of Securities Dealer over the counter bulletin board.

The Company has substantial debts far exceeding the value of its assets. The consolidated financial statements of the Company include the accounts of MBI, consisting of accounts payable and accrued liabilities, which was wound up and dissolved on June 30, 2004. In the event that MBI’s creditors are successful in enforcing any judgments they may receive against MBI, or the Company, the Company could be forced into a bankruptcy proceeding. In such event the  there will be substantial doubt that the Company will have the ability to carry on as a going concern.

The Company will continue to consolidate the liability balances and transactions of MBI on an ongoing basis until the liabilities of MBI have been forgiven, discharged or the Company receives an opinion of its legal counsel that there is only a remote possibility of the Company becoming obligated for the liabilities of MBI. There can be no guarantee that the Company will be able to have the liabilities forgiven or discharged or receive such an opinion from its counsel.

The accounts of MBI outstanding at December 31, 2004 and included in these consolidated financial statements include:

Accrued liabilities	$ 144,018
Liabilities from discounted operations	86,898
Current obligations under capital lease	47,885
Total	$ 278,801

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

Total proceeds from the sale included $600,000 in cash consideration for the telecommunications assets, not including accounts receivable, and $291,168 cash consideration for the accounts receivable resulting in a net gain on disposition of $555,411. MBI has received payments from ComTech 21 totaling $891,168 as payment in full on the transaction including $438,311 in cash payments made directly to MBI and $452,857 in payments made by ComTech 21 on behalf of MBI to third party suppliers and creditors.

As at December 31, 2004, the liabilities of discontinued operations totaled $86,898 (December 31, 2003 - $25,807) and consists of accounts payable and accrued liabilities. MBI has no cash resources to pay these obligations. Loss reported in discontinued operations for the years ended December 31, 2004 and 2003 totaled $24,903 and a gain of  $1,012,428, respectively.

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

3.  Significant accounting policies:

(a)

Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP”).  All material intercompany balances and transactions have been eliminated.

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

	December 31, 2004	December 31, 2003

Options (notes 6(c) and 9(b))	220,000	4,435,950
Warrants (note 9(b))	-	1,000,000

(c)

New accounting pronouncements:

(i)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

(ii)

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

(iii)

In May 2003, the FASB issued SFAS No. 150, “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material affect on the Company’s reported financial results.

(d)

Development stage company:

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital.

(e)

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

On September 1, 2004 and October 22, 2004 all remaining outstanding repriced stock options of the Company were forfeited  (note 9(b)). The closing price of the Company’s common stock on December 31, 2004 was $0.002 per share and therefore the Company recognized employee non-cash compensation expense charges of nil for the years ended December 31, 2004 and 2003  related to repriced stock options.

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

Had the Company determined compensation cost based on the fair value at the grant date for its employee awards under SFAS No. 123, the Company’s net income (loss) would have been increased to the pro forma amounts indicated below:

	Years Ended December 31,		Period from Inception of Development Stage on February 27, 2004 to December 31, 2004
	2004	2003

Net (loss) for the year, as reported	$ (433,647)	$ (640,694)	$ (176,406)
Add: Employee stock-based compensation expense (recovery) as reported	-	-	-
Deduct: Employee stock-based compensation expense determined under the fair value method	-	(21,614)	-
Pro forma net income (loss) for the period	$ (433,647)	$ (662,308)	$ (176,406)

Basic and diluted net income (loss) per share as reported	$ (0.03)	$ (0.04)	$ (0.01)
Pro forma basic and diluted net income (loss) per share	$ (0.03)	$ (0.04)	$ (0.01)

There were no stock options issued in 2004, the weighted average fair value of options granted in 2003 was $0.01 per option. The fair value of employee options vested during the year ended December 31, 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 1.31%, no annual dividends, expected lives equal to one-half the option lives; and volatility of 118%.

(f)

Cash and cash equivalents:

Cash equivalents are represented by highly liquid investments having terms with original maturities of 90 days or less when acquired.

(g)

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

(h)

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

(i)

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

(j)

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

(k)

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

(l)

Comparative figures:

Certain comparative figures have been reclassified to conform with presentation adopted in the current year.

4.  Equipment and leasehold improvements:

2004	Cost	Accumulated amortization(1)	Net book value

Computer and office equipment	$ 34,000	$ 34,000	$ -

	$ 34,000	$ 34,000	$ -

(1)

Includes $19,000 related to the disposal of the Company’s remaining computer and office equipment as part of a settlement agreement (note 10(d)).

2003	Cost	Accumulated amortization and write-down	Net book value

Furniture and fixtures	$ 54,329	$ 54,329	$ -
Computer and office equipment	260,218	226,218	34,000
Test and other equipment	177,913	177,913	-
Equipment under capital lease	45,914	45,914	-
	$ 538,374	$ 504,374	$ 34,000

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

The Company disposed of its remaining computer and office equipment as part of a settlement agreement (note 10(d)). At September 30, 2004, the Company has no equipment or leasehold improvement assets.

Amortization expense for the years ended December 31, 2004 and 2003 was $19,000 and $84,503, respectively, which included the amortization of equipment under capital leases of nil and $9,183.

5.  Obligations under capital lease and operating sub-lease:

	Operating lease	Capital lease	Total
Year ended December 31:
2004	$ -	$ 47,885	$ 47,885

Total minimum lease payments	-	-	-

Present value of net minimum capital lease payments	-	-	-
Current portion of obligation	-	47,885	47,885
	$ -	$ 47,885	$ 47,885

(a)

Capital Lease

The Company recognized interest expense for the years ended December 31, 2004 and 2003 of $4,431 and $6,626, respectively, relating to capital lease obligations which has been included in interest expense. As at December 31, 2004, MBI had defaulted on its payment obligations under the capital lease. The lessor has demanded repayment of the obligation. The Company has classified MBI’s obligation as current on the consolidated balance sheet.

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

10,000,000 class A preferred stock, no par value.  No class A preferred shares have been issued as of December 31, 2004.

20,000,000 class B preferred shares, with no par value.  No class B preferred shares have been issued as of December 31, 2004.

(b)

Issued and fully paid common shares:

	Number of common shares	Common share amount	Additional paid-in capital

Balance, December 31, 2002 and 2003	14,739,691	$ 6,531,683	$ 606,094

Shares issued for cash during the period note 6(e)):
Pursuant to private placements	10,714,286	-	37,500

Shares issued pursuant to agreements (note 6(e)):
Pursuant to extinguishments of debt	2,000,000	-	10,000
Pursuant to finder’s fee agreement	250,000	-	875
Pursuant to consulting agreement	4,000,000	-	14,000

Balance, December 31, 2004	31,703,977	$ 6,531,683	$ 668,469

(c)

Stock options:

The Company has stock option plans, which allow the Company, at the discretion of the board of directors, to issue options to employees, directors and consultants to purchase up to a maximum of 13,000,000 common shares of the Company. The Moving Bytes Amended and Restated Stock Option Plan 2000, approved by the Company’s shareholders on June 22, 2001, allows for the issuance of 8,000,000 stock options. The Moving Bytes Stock Option Plan 2003, approved by the Company’s shareholders on June 22, 2003 allows for the issuance of 5,000,000 stock options. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The outstanding stock options at December 31, 2004 expire at various dates ranging from February 25, 2005 to March 22, 2007 and vest according to the terms of the Company’s stock option plan as may be amended by the individual stock option agreements.

The following summarizes changes in stock options for the years ended December 31, 2004 (note 9(b)):

	Year ended December 31, 2004 weighted average
	Shares	Exercise price

Outstanding, December 31, 2003	4,435,950	$ 0.12
Granted	-	-
Exercised	-	-
Forfeited	(4,215,950)	(0.12)

Outstanding, December 31, 2004	220,000	$ 0.20

The Company has the following stock options outstanding and vested at December 31, 2003:

	Total number	Total vested	Price	Expiry

Employees	100,000	100,000	0.10	January 16, 2004
Employees	50,000	50,000	0.10	May 24, 2004
Employees	100,000	100,000	0.10	May 24, 2004
Officers/directors	625,000	625,000	0.10	September 29, 2004
Officer/director	500,000	500,000	0.10	January 25, 2005
Employees/director	105,200	105,200	0.10	February 25, 2005
Employee/officer/director	550,000	550,000	0.10	June 26, 2005
Employee	15,750	15,750	0.10	June 29, 2005
Directors	150,000	150,000	0.10	June 30, 2005
Director	50,000	50,000	0.30	August 1, 2005
Employees	50,000	50,000	1.00	October 1, 2005
Directors	70,000	70,000	0.50	October 1, 2005
Employee/director	320,000	320,000	0.10	December 6, 2005
Officer/director	500,000	500,000	0.10	January 25, 2007
Director	25,000	25,000	0.25	March 22, 2007
Employee/directors	1,225,000	1,225,000	0.10	June 30, 2008

Total	4,435,950	4,435,950

The Company has the following stock options outstanding and vested at December 31, 2004:

	Total number	Total vested	Price	Expiry

Director	25,000	25,000	0.10	February 25, 2005
Directors	100,000	50,000	0.10	June 30, 2005
Director	50,000	50,000	0.30	August 1, 2005
Director	20,000	20,000	0.50	October 1, 2005
Director	25,000	25,000	0.25	March 22, 2007

Total	220,000	220,000

(d)

Repriced options:

On February 25, 2002, the Company’s Board of Directors approved a stock option repricing program for options to purchase a total of 5,281,300 common shares. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price was reduced to $0.10 per share.  Holders of 4,510,100 options elected to have their options repriced. At this repricing date, the new exercise price equaled the market price of the Company’s common shares. At December 31, 2004 no repriced stock options remain outstanding. Repriced stock options are accounted for as variable awards in accordance with note 3(e). Incremental stock-based compensation recognized during the years ended December 31, 2004 and 2003 for employee awards subject to variable accounting due to repricing transactions totaled nil.

 (e)

Private placements and other issuances of common stock:

(i)

On October 22, 2004, the Company issued 2,000,000 common shares to Glenara Associates of Panama City to settle accrued liabilities of $10,000.

(ii)

On October 22, 2004, the Company entered into common stock private placements totaling 10,714,286 common shares with three Directors of the Company, J Erik Mustad, Mark Smith and Jim Miller, for cash proceeds of $20,000, $12,500 and $5,000 respectively. The price per common share was $0.0035.

(iii)

On October 22, 2004, the Company entered into a finders fee agreement with Paul Ektvedt, an individual of Oslo Norway (‘Ektvedt”), where in it would issue 250,000 common shares to Ektvedt in the event that it receives a minimum of $37,500 in debt or equity financing from Innerloop Mobile Communications A.S. (“Innerloop”) (note (7)). The Company received $37,500 in debt financing from Innerloop on October 22, 2004. The Company issued the 250,000 common shares and incurred a finder’s fee of $875.

(iv)

On October 1, 2004, the Company entered into a consulting services agreement with Compliance Inc. (“Securities Compliance”), a company controlled by Mark Smith (“Smith”) an officer and director of the Company (the “Securities Compliance 2004 Agreement”). Pursuant to the Securities Compliance 2004 Agreement, the Company issued Smith 4,000,000 common shares as inducement to enter in to the agreement and it incurred a consulting expense of $14,000 (note 9(b)).

7.   Debt Instruments:

On October 22, 2004, the Company entered into a convertible note with Innerloop Mobile Communications A.S. (“Innerloop”) of Snaroya Norway for $37,500 USD due October 22, 2005 (the “Note”). The Note is unsecured and is subordinate to the Company’s senior debt, if any. The Note carries simple interest at 10% per annum and a default rate of 15% per annum with interest payments due on the June 30, 2005 and each December 31 and June 30 until paid. The Note was convertible into restricted common stock of the Company, in whole or in part to, on or before January 31, 2005 at a share price of $0.0035. Innerloop did not convert the Note on or before January 31, 2005.

On March 15, 2005 Innerloop entered into an agreement with the Company wherein Innerloop cancelled the Note, forgave the Note principal in the amount of $37,500 and all accrued interest thereon through March 15, 2005 in the amount of $1,479.45, and waived all other rights granted to it under the Note in exchange for 4,500,000 shares of The Company’s restricted common stock (note 12(a)).

During the three month period ended December 31, 2004 the Company incurred interest expense of $719 related to the Note.

8.   Income taxes:

Income tax expense (recovery) attributable to earnings (loss) from continuing operations differs from the amounts computed by applying the Canadian Federal tax rate of approximately 34% (2003-34%) to earnings (loss) from continuing operations before income taxes as a result of the following:

	2004	2003

At statutory rates	$ (139,463)	$ (561,857)
Other items, primarily goodwill, change in tax rates and stock compensation	119,075	85,624
Change in valuation allowance	20,388	476,233
State income tax paid	600	600

	$ 600	$ 600

The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities are as follows:

	2004	2003

Deferred tax assets:
Losses carried forward	$ 1,762,891	$ 1,615,211
Accounting amortization in excess of tax	-	130,480
Other	8,530	42,232

Total gross deferred tax assets and liabilities	1,771,421	1,787,923
Valuation allowance	(1,771,421)	(1,787,923)

Net deferred tax asset	$ -	$ -

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

The Company and its subsidiary have the following non-capital losses available to reduce future taxable income, expiring as follows:

Losses of Canadian parent (stated in US dollars):
2005	$ 112,215
2006	124,975
2006	786,592
2007	-
1,023,782

Losses of US operating subsidiary
2010	167,334
2011	777,081
2012	116,722
2015	774,016
2016	787,149
2017	843,802
2018	279,081
2019	397,772
4,142,957

Total losses	$ 5,166,739

9.  Related party transactions:

(a)

Payments:

During the year, the Company paid consulting fees of $150,000 (2003 - $150,000) to a company controlled by a director of the Company.

(b)

Consulting agreements:

(i)

On July 1, 2003 the Company entered into a consulting services agreement with Erik Mustad (“Mustad”), an officer and director of the Company (the “Mustad 2003 Agreement”). On September 30, 2004, the Company entered in to a Stock Option Cancellation agreement with Mustad (the “Stock Option Cancellation Agreement”). Pursuant to the Stock Option Cancellation agreement, the Company agreed to pay to Mustad the $22,500 accrued and owing Mustad upon the Company’s first receipt of a cumulative $1,000,000 in equity or debt financing. In exchange Mustad agreed to the immediate cancellation of 1,125,000 employee stock options and the Mustad 2003 Agreement.

On March 15, 2005, the Company entered into a consulting termination agreement with Mustad which cancelled the Stock Option Cancellation Agreement with no further obligation to Mustad (note 12(c)).

(ii)

On October 1, 2004, the Company entered into a consulting services agreement with Securities Compliance with respect to the services of Smith, for the period October 1, 2004 to December 31, 2005 (the “Securities Compliance 2004 Agreement”). The Securities Compliance 2004 Agreement superceded all prior agreements between the Company and Securities Compliance and Smith.

Pursuant to the Securities Compliance 2004 Agreement, Securities Compliance, Smith would provide certain services to the Company in consideration of $12,500 per month through December 31, 2005 (the “Initial Term”) and could be automatically renewed for additional one-year terms unless earlier terminated. Pursuant to the Securities Compliance 2004 Agreement, the Company issued Smith 4,000,000 restricted common shares and Smith agreed to the cancellation of 1,740,000 stock options and 1,000,000 share purchase warrants.

On March 15, 2005, the Company entered into a consulting agreement with Securities Compliance and Smith which cancelled the remaining term of the Securities Compliance 2004 Agreement (note 12(d)).

(c)

Finders Fee Agreement:

On May 28, 2003 MBI entered into a finders fee agreement with The KDW Group, LLC (“KDW”) of Washington, D.C. with respect to the sale of its Business Communications Services business (the “KDW Agreement”). Under the terms of the KDW Agreement, the Company paid KDW finders fees of $44,589.  A former director of the Company is a paid consultant of KDW Group.

10.  Contingencies:

(a)

DCA promissory note:

Effective September 9, 2003 MBI entered into a promissory note with DCA for $12,500 against payment of the final costs under MBI’s billing agreement with DCA. The promissory note was due October 1, 2003 and included provisions for a payment of up to 4% of the principal amount as a late charge or, plus attorney’s fees in the event of any collection action. MBI defaulted on the note and on May 26, 2004 DCA received a default judgment against MBI in the District Court of Oklahoma County, State of Oklahoma in the amount of $15,386.62. On September 21, 2004 DCA received a default judgment against MBI in the Superior Court, County of Sonoma, State of California to enforce the unpaid District Court of Oklahoma judgment plus reimbursement of filings fees in the amount of $296 and interest in the amount of $76.93. The Company has accrued $15,759.55 in liabilities from discontinued operations at December 31, 2004 related to DCA. MBI does not have sufficient funds to pay the judgment. On June 30, 2004, the Company wound up and dissolved MBI (note 1).

(b)

USAC assessment:

.

On October 22, 2003, MBI received a demand notice from USAC for assessed USF fees related to its Business Communications Services business in the amount of $78,531 (the “First USAC assessment)”. The First USAC Assessment included fees for the period of September 1, 2003 through September 30, 2003 during which period the Company did not sell any services subject to USF fees. On November 1, 2003 the Company paid the First USAC Assessment in full, inclusive of $50,637 paid directly by ComTech 21, LLC to USAC on behalf of MBI. The Company believes that it is owed a refund by USAC for the period of September 1, 2003 through September 30, 2003.

On February 23, 2004, MBI received an invoice from USAC for assessed USF fees in the amount of $23,527 for the period of October 1, 2003 through December 31, 2003 (the Second USAC Assessment”). During the period of October 1, 2003 through December 31, 2003, MBI did not sell any services subject to USF fees. The Company believes that it is the policy of USAC to invoice assessments for USF fees for the entire calendar year, irrespective as to whether a company was actually in the business of providing telecommunications services assessable for USF fees for the entire year, and to provide a refund in the third calendar quarter of the following year for any amounts that were assessed incorrectly. Even though MBI did not provide any services subject to USF fees from September 1, 2003 forward it may be required to pay the Second USAC Assessment and to subsequently apply for a refund. MBI has insufficient funds to pay the Second USAC Assessment.

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

Although, the Company has requested of USAC to void the assessment for the period October 1, 2003 through December 31, 2003, and to issue the Company an immediate refund for the period of September 1, 2003 through September 30, 2003, there is no assurance that the Company will be successful in these effort.

(c)

Focal Agreement:

Focal Communications (“Focal”) effective April 2, 2002 (the “Focal Agreement”) expiring April 2, 2003, and continuing on a year to year basis thereafter. Under the terms of the Focal Agreement, Focal will provide MBI with local access services at specified rates. On October 30, 2003 MBI entered into term purchase orders with Focal under which MBI became obligated for minimum payments of $3,767 per month through October 30, 2005 and payments of $350 per month on a month to month basis. MBI has defaulted on payments to Focal. Focal has engaged a collection agent to enforce payment under the agreement claiming MBI owes Focal $133,198 including interest and collection costs. A loss on service agreement of $122,058 has been recorded representing the amount of the claims in excess of $11,141 recorded in the consolidated statement of operations for the period ended December 31, 2004. MBI does not have sufficient funds to pay the amounts claimed due by Focal. On June 30, 2004, the Company wound up and dissolved MBI (note 1).

(d) Loss on Arbitration:

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

(e) EPLI Carrier Settlement:

As a result of the Final Arbitration Award, the Company filed a claim with its EPLI policy insurer Lloyd’s of London (“Lloyd’s”). On August 11, 2003 Lloyd’s paid the Company $90,205 representing amounts they believed were subject to coverage under the EPLI policy. In addition Lloyd’s paid $59,492 for defense costs incurred in excess of the Company’s $25,000 policy deductible. The Company informed Lloyd’s that it intended to file a lawsuit to recover additional amounts the Company believes are due under EPLI policy plus bad faith damages. The Company and Lloyds subsequently settled the Company’s claim and on April 26, 2004 the Company signed an agreement providing Lloyd’s a full release from all further policy claims in exchange for payment of $61,298 which the Company received. As a result the Company recognized a recovery in loss/(recovery) on settlement agreement in the consolidated statement of operations and deficit of $56,866 representing the insurance recovery of $61,298 net of loss on settlement of $4,432.

(f)

Liabilities from Discontinued Operations:

As a result of the sale of the Company’s Business Communications Services assets to ComTech21, MBI became obligated to reimburse ComTech21 for certain carrier credits it might receive related to long distance telecommunications services. Liabilities from discontinued operations includes $25,000 in accrued liabilities related to the sale of MBI’s Business Communications Services business which resulted from the receipt of certain carrier credits (note 2(b)).

11.  Segmented information and financial instruments:

(a)

Segmented information:

The Company operates primarily in the United States through MBI, its US subsidiary.  All of the Company’s revenues are generated in the United States.  The following table sets out the location of the Company’s assets for the years presented:

	United States	Canada	Consolidated

2003	$ 67,115	$ 204,399	$ 271,514
2004	$ 8,065	$ -	$ 8,065

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

12.  Subsequent events:

(a)

Innerloop Debt Cancellation Agreement:

On October 22, 2004, the Company became obligated to repay Innerloop US$37,500 under the terms of a Note. On March 15, 2005 Innerloop entered into an agreement with the Company wherein Innerloop cancelled the Note, forgave the Note principal in the amount of $37,500 and all accrued interest thereon in the amount of $1,479.45 (note 7).

(b)

Warner Private Placement Agreement:

On March 15, 2005, the Company entered into a Subscription and Financing Agreement with Warner Technology and Investments Corp, a New Jersey corporation ("Warner"), related to the offer and sale of restricted common stock of the Company (the “Warner Private Placement Agreement”). Under the terms of the Warner Private Placement Agreement, the Company agreed to issue 139,246,065 shares of restricted common stock for gross proceeds of $70,000 USD.

(c)

Mustad Consulting Termination Agreement:

On March 15, 2005, the Company entered into a consulting termination agreement with Mustad pursuant to which Mustad and the Company cancelled all prior agreements between Mustad and the Company (note 9(b)).

(d)

Securities Compliance Inc. Consulting Agreement:

On March 15, 2005, the Company entered into a consulting agreement with Securities Compliance Inc. (“Securities Compliance”), a company controlled by Smith, and Smith, pursuant to which the Company would pay Securities Compliance $30,000 USD for Smith to provide certain services to the Company in regard to the preparation of the Company’s annual report on SEC Form 10- KSB for the period ended 12/31/04 (the “2004 10-KSB”). Under the agreement (i) $15,000 USD is payable immediately, (ii) $15,000 USD is payable upon the filing of the 2004 10-KSB, (iii) Securities Compliance, Smith and the Company cancelled all prior agreements between Securities Compliance, Smith and the Company and (iv) Securities Compliance and Smith forgave all amounts unpaid, due and owing to them under prior agreements (note 9(b)).

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 15, 2005, the board of directors of Moving Bytes dismissed its independent public accountants, KPMG LLP, Chartered Accountants ("KPMG") in an attempt to reduce costs, and on the same date engaged the services of Bagell Josephs and Company, LLC ("Bagell Josephs") as the new independent public accountants for the year ending December 31, 2004. Moving Bytes’ board of directors recommended and approved the dismissal of KPMG and the appointment of Bagell Josephs.

During Moving Bytes’ two most recent fiscal years, and the subsequent interim periods, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, auditing scope, or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

KPMG’s report on the consolidated financial statements of Moving Bytes as of and for the years ended December 31, 2002 and 2003, contained a separate paragraph stating "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

The Company reported the foregoing on a current report on Form 8-K on March 21, 2005.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Recent reports filed on Form 8-K.

The Company filed a current report on Form 8-K on October 26, 2004.

The Company filed a current report on Form 8-K on March 21, 2005.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS;

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

All of the directors of the Company are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with the Company’s Articles or the Canada Business Corporations Act. The Company’s last annual regular general meeting was held on June 30, 2003. The Company’s executive officers are appointed by and serve at the pleasure of the board of directors.

As of December 31, 2004, the following persons were directors and/or executive officers of the Company:

Name and present office held(1)	Director/Officer since(2)	Principal occupation during the preceding five years

J. Erik Mustad(1) Green Brae, California U.S.A. Chief Executive Officer and Director	July 11, 1996	Director, Chairman and CEO, Moving Bytes Inc.

Mark M. Smith(1) Reno, Nevada U.S.A. President, Chief Financial Officer and Director	July 11, 1996	Director, President, Chief Financial Officer and Secretary, Moving Bytes Inc.

Jim Miller(1) Manhattan Beach, California, USA Director	May 31, 2002	Self-employed Businessman

Thomas Wharton Vancouver, B.C. Canada Director	December 20, 1995	Self-employed Businessman

(1)

(a)

On January 21, 2004 Ernie Kelly, a director, resigned from the Board of Directors;

(b)

On March 15, 2005 Messer’s Mustad, Smith and Miller resigned from the board of directors and Mr. Mustad resigned as the Company’s Chief Executive officer and Mr. Smith as the Company’s President and Chief Financial Officer, effective with the earlier event of the filing of the Company’s 2004 annual report on form 10-KSB or April 15, 2005.

(c)

On March 15, 2005, the board of directors of Moving Bytes appointed Ming Liu, David Zhou and John Leo to the board of directors. Messrs. Zhou and Leo are nominees of Warner and were appointed to the board of directors pursuant to the terms of the Warner Private Placement Agreement. The appointment of Messrs. Zhou and Leo are effective on the expiration of 10 days from both (a) the filing by the Company of an Information Statement on Form 14F-1 with the US Securities and Exchange Commission reporting the election of such persons and (b) the dissemination of such information statement to stockholders of record of the Company.

(2)

Directors serve until their successors are nominated and elected by the shareholders or until their effective resignations. Officers serve until their successors are nominated and appointed by the board of directors or until their effective resignations.

J. Erik Mustad, Chief Executive Officer, Age 64.

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

Mr. Mustad resigned from the board of directors and as Chief Executive Officer on March 15, 2005. Mr. Smith’s resignation as President and Chief Financial Officer is effective with the filing of this annual report for the period ending December 31, 2004 on Form 10-KSB. Mr. Smith’s resignation from the board of directors and as Chief Executive Officer was previously reported on a current report on Form 8-K on March 21, 2005.

Mark M. Smith, President and Chief Financial Officer, Age 46.

Mr. Smith has over 18 years of experience in the telecommunications and venture capital industries, and has served in a variety of executive positions with several public and privately held companies. He has been a financial consultant providing strategic planning in public markets and finance. He joined the Company as its acting Chief Financial Officer in 1996 and subsequently assumed the role of President in September 1999.

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

Mr. Smith resigned from the board of directors and as President and Chief Financial Officer on March 15, 2005. Mr. Smith’s resignation as President and Chief Financial Officer is effective with the filing of this annual report for the period ending December 31, 2004 on Form 10-KSB. Mr. Smith’s resignation from the board of directors and as President and Chief Financial Officer was previously reported on a current report on Form 8-K on March 21, 2005.

Jim Miller, Director, Age 56.

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

Mr. Miller resigned from the board of directors on March 15, 2005. Mr. Miller’s resignation from the board of directors was previously reported on a current report on Form 8-K on March 21, 2005.

Thomas Wharton, Director, Age 61.

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

Directors Appointed Subsequent to December 31, 2004.

On March 15, 2005, the board of directors of Moving Bytes appointed Ming Liu, David Zhou and John Leo to the board of directors. Messrs. Zhou and Leo are nominees of Warner and were appointed to the board of directors pursuant to the terms of the Warner Private Placement Agreement. The appointment of Messrs. Zhou and Leo are effective on the expiration of 10 days from both (a) the filing by the Corporation of an Information Statement on Form 14F-1 with the US Securities and Exchange Commission reporting the election of such persons and (b) the dissemination of such information statement to stockholders of record of the Corporation. See “Material Agreements – Warner Technology and Investments Corp. Common Stock Private Placement” and “Recent Sales of Unregistered Securities”.

The appointments of Messer’s Liu, Zhou and Leo were previously reported on a current report on Form 8-K on March 21, 2005.

Ming Liu, Director, Age 30.

Mr. Liu is a business professional having served with several technology companies. During 2004 Mr. Liu was Secretary of Advanced Battery Technologies Inc.  (OTCBB: ABAT). Prior to this he was Vice President of Heilongjiang Zhongqiang Power Tech. China from 2002 to 2004 and Vice President of Harbin Ridaxing Science&Tech. Co., Ltd.  China from 1999 to 2002. Mr. Liu is currently a Director of Advanced Battery Technologies Inc.

David Huakang Zhou, Director Nominee, Age 52.

Mr. Huakang Zhou is chairman of the board of Warner Technology and Investment Corp. a New Jersey corporation formed in 1993. Warner Technology provides international training and market consulting services. Warner is licensed with the Chinese government as an official host for Chinese government officials and business executives in the US. As part of the hosting process Warner also provides training programs to assist visiting Chinese officials and business executives with the transition of doing business in the US. Warner Technology is one of a few consulting firms that assist Chinese private companies going public in the U. S. market since 1999. Warner Technology has a huge business network in China and a good  reputation for handling Chinese projects.

In 1989 Mr. Zhou received  a Ph.D. degree in Operations Research from Polytechnic University of New York, Brooklyn.

John Leo, Director Nominee, Age 40.

Mr. Leo is the founder and President of American Union Securities, Inc. (“AUS”). AUS is an NASD member firm, which specializes in identifying successful private companies in China that have the potential to be a successful public company in the US. Prior to starting AUS Mr. Leo was the founder and managing member of Venture Capital Partners, LLC (“VCP”), a private merchant banking and consulting firm. VCP provided various advisory services to both late stage private companies and small to mid-sized public companies. From 1997 through 2001 Mr. Leo worked as a market maker trading Pink Sheet, OTC BB, and NASDAQ listed securities as well as IPO’s.

Mr. Leo has an extensive background in securities trading and the financial transaction business. He became a registered representative in 1987 focusing on small to midsize companies, private placements and secondary offerings. He has previously worked for several full service investment banking and brokerage firms, as well as wholesale and proprietary trading firms, as a principal and as a market maker.

BOARD AND BOARD COMMITTEES.

Board and Committee Meetings.

During 2004, the Board of Directors met 6 times including participants by telephone and by consent. During 2004, the Audit Committee met once.

From December 31, 2004 to March 21, 2005, the Board of Directors of the Company has met 1 time. The Company believes that the Board of Directors will meet in May 2005 to discuss, among other things, the timing of an annual general meeting of shareholders for 2005.

There are no arrangements or understandings among any of the directors or officers of the Company regarding their election as directors or officers.

Audit Committee.

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

The Board of Directors of the Company does not have any standing committees. The full Board of Directors serves as the audit committee. The Audit committee is directed to review the scope, cost and results of the independent audit of the Company’s books and records, the results of the annual audit with management and the adequacy of the Company’s accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by the Company’s independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting or financial matters, and to review management's administration of the system of internal accounting controls. Such reviews are carried out with the assistance of the Company’s auditors and senior financial management. None of the Company’s directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company.

The Company does not currently have a written audit committee charter or similar document.

Audit Committee Financial Expert.

We currently do not have an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act 1934. As our current board of directors does not have anyone eligible to become our audit committee financial expert and be independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the above-mentioned act, our board of directors is currently conducting a search for a new audit committee financial expert.

Compensation Committee Interlocks and Insider Participation.

None of our executive officers or directors serve as members of the board of directors or compensation committee of any other entity which has one or more executive officers serving as a member of our board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Federal  securities laws require the Company's  directors and executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission  initial reports of ownership and reports of changes in ownership of any securities of the Company.

To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10%  beneficial owners made all required  filings on a timely basis for the fiscal year ended December 31, 2004.

CODE OF ETHICS.

On March 15, 2005 the Company adopted a revised and amended code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Moving Bytes Inc. 4340 Redwood Hwy., Ste. F222, Attention: Corporate Secretary. The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver from, its code of ethics, by filing on form 8-K.

ELECTION OF DIRECTORS AND OFFICERS.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

On March 15, 2005 the Company’s Chief Executive Officer, Mr. Mustad and President and Chief Financial Officer, Mr. Smith, resigned effective with the filing of this annual report for the period ending December 31, 2004 on Form 10-KSB. The board of directors is currently conducting a search for a new Chief Executive Officer and a new President and Chief Financial Officer. See “Directors, Executive Officers, Promoters and Control Persons”.

No Executive Officer or Director of the Company has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

ITEM 10. EXECUTIVE COMPENSATION.

The Company grants stock options to directors, executive officers and employees. See “Options Grants” and “Option Exercises.”

The following table sets forth the compensation for the years indicated paid to J. Erik Mustad, Chief Executive Officer of the Corporation, and each executive officer of the Company that earned a salary and bonus for such fiscal year in excess of  $100,000 (each, a “Named Executive Officer”).

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year Ended	Salary(1) ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP(2) Payouts ($)	All Other Compensation ($)
J. Erik Mustad Chief Executive Officer	2004/12/31 2003/12/31 2002/12/31	Nil $85,000 $72,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Mark M. Smith(3) President, Chief Financial Officer	2004/12/31 2003/12/31 2002/12/31	$150,000 $150,000 $150,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$14,000(4) $400,000(5) Nil

(1)

All dollar amounts are in US dollars.

(2)

“LTIP” or “long term incentive plan” means any plan that provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

(3)

Paid to Securities Compliance Inc.

(4)

Compensation expense of $14,000 representing the intrinsic value of shares recorded to contracting and consulting services.

(5)

Compensation expense of $400,000 representing the intrinsic value of shares and warrants recorded to contracting and consulting services.

DIRECTOR COMPENSATION.

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

The Company’s independent directors receive stock options to purchase common shares of the Company as compensation for their service as directors. The terms of stock option grants made to independent directors are determined by the Board of Directors.  See “Option Grants”.

OPTION GRANTS.

The Company’s did not grant any stock options to executive officers and directors during the year ended December 31, 2004.

OPTION EXERCISES.

The following table sets forth details of each exercise of stock options during the financial year ended December 31, 2004 by any of the directors and Named Executive Officers, and the financial year end value of unexercised options on an aggregate basis. During the Company’s most recently completed fiscal year ended December 31, 2004, and through the period ending March 21 2004, no options and other rights to purchase securities of the Company were exercised by the directors and executive officers of the Company.

Name	Securities Acquired on Exercise	Aggregate Value Realized ($)(1)	Unexercised Options At FY-End 2004 Exercisable/ Unexercisable	Value of Unexercised in the Money-Options at FY- End 2004 ($) Exercisable/ Unexercisable (2)
J. Erik Mustad	Nil	Nil	Nil (exercisable) Nil (unexercisable)	Nil (exercisable) Nil (unexercisable)
Mark M. Smith	Nil	Nil	Nil(exercisable) Nil (unexercisable)	Nil (exercisable) Nil (unexercisable)
Jim Miller	Nil	Nil	125,000(exercisable) Nil (unexercisable)	Nil (exercisable) Nil (unexercisable)
Ernie Kelly(3)	Nil	Nil	Nil(exercisable) Nil (unexercisable)	Nil (exercisable) Nil (unexercisable)
Thomas Wharton	Nil	Nil	95,000(exercisable) Nil (unexercisable)	Nil (exercisable) Nil (unexercisable)

(1)

Based on NASD OTCBB closing price on the date of exercise.

(2)

In-the-money options are those where the market value of the underlying securities at the fiscal year-end exceeds the exercise price of the options. The closing price of the Company’s shares on December 31, 2004, being the last day the Company’s common shares traded during 2004 on the NASD Over the Counter Bulletin Board, was $0.002.

 (3)

Mr. Kelly resigned from the Board of Directors of the Company on January 21, 2004.

Report on Repricing of Options.

On February 25, 2002, the Company’s board of directors approved a stock option repricing program for the Company. Under the repricing program, certain holders of stock options, including directors and officers, were entitled to exchange their existing stock options, which had an exercise price of $0.25 per share, for repriced stock options with the same terms, except the exercise price is reduced to $0.10 per share. At this repricing, the new exercise price exceeded the market price of the Company’s common shares. Each repriced stock option has terms substantially equivalent to the terms of the original grant, including the same vesting terms, number of shares and expiration date. Options to purchase a total of 4,510,100 common shares were repriced. At December 31, 2004 no repriced options remained outstanding.

Stock Option Plans.

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

As of December 31, 2004, there were options to purchase 220,000 common shares issued and outstanding under the Amended 2000 Plan, 1,290,250 options have been exercised and 1,290,250 common shares have been issued pursuant to options granted, 350,000 options have expired unexercised, 3,458,330 options have been cancelled and 6,139,750 options were available to be granted after December 31, 2004 under the Amended 2000 Plan. All of the remaining options available for grant pursuant to the terms of the Amended 2000 Plan may be granted without further regulatory or shareholder approvals.

On May 7, 2003, the board of directors of the Company approved the Company’s Stock Option Plan (2003) (the “2003 Plan”). The 2003 Plan authorized the granting of 5,000,000 options to purchase common shares. The 2003 Plan subsequently received shareholder approval at the Company’s annual meeting held on June 30, 2003. As of December 31, 2003, no options to purchase common shares had been issued under the 2003 Plan. All of the remaining options available for grant pursuant to the terms of the 2003 Plan may be granted without further regulatory or shareholder approvals.

Employment and Employee Incentive Contracts.

The Company has no plan or arrangement whereby any Named Executive Officer may be compensated in an amount exceeding $100,000 in the event of that officer’s resignation, retirement or other termination of employment, or in the event of a change of control of the Company or a subsidiary or a change in the Named Executive Officer’s responsibilities following such a change of control.

Indemnification of Directors, Officers and Others.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER RELATED STOCKHOLDER MATTERS.

The Company is authorized to issue an unlimited number of common shares without par value (“Common Shares”), and 10,000,000 are Class A Preferred Shares (the “Class A Preferred Shares”) without par value, and 20,000,000 Class B Preferred Shares (the “Class B Preferred Shares”) without par value. As of December 31, 2004 31,703,977 Common Shares and no Preferred Shares were issued and outstanding and at March 21, 2005, 170,950,042 Common Shares and no Preferred Shares were issued and outstanding. See “Recent Sales of Unregistered Securities”” and “Subsequent Events – Warner Private Placement Agreement”.

Rule 13d-3 under the Securities Exchange Act defines the term, "beneficial ownership.” Under this rule, the term includes shares over which the indicated beneficial owner exercises voting and/or investment power. The rules also deem common shares subject to options currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options but do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person.

The following table sets forth information concerning the beneficial ownership of the Company’s outstanding common shares as of March 21, 2004 for, each of the Company’s directors and executive officers individually, each person or group that the Company knows owns beneficially more than 5% of the Company’s common shares, and all directors and executive officers as a group. Except as otherwise indicated, the Company believes the beneficial owners of the common shares listed below, based on information furnished by them, have sole voting and investment power over the number of shares listed opposite their names.

Title of Class	Identity of Persons or Group	Number of Shares Owned	Percentage of Class(1)
Common Shares	J. Erik Mustad	6,420,086(2)	3.76%(2)
Common Shares	Mark M. Smith	8,671,428(3)	5.07%(3)
Common Shares	Thomas Wharton	345,000(4)	-(5)
Common Shares	Ming Liu	Nil	-
Common Shares	David Zhou(6)	139,246,065	-
Common Shares	John Leo	Nil	-
Common Shares	Warner Technology and Investment Corp.	139,246,065(7)	81.45%(7)
Common Shares	Officers, Directors, Insiders as a group	154,682,579(8)	90.48%(8)

(1)

Based on the 170,950,042 shares outstanding as of March 21, 2005.

(2)

Includes 6,420,086 common shares.

(3)

Includes 8,671,428 common shares.

(4)

Includes vested options to acquire 345,000 common shares of the Company exercisable within sixty days of March 25, 2005.

(5)

Less than one percent (1%).

(6)

David Zhou is the Chairman of Warner Technology and Investment Corp. and together with his wife owns all of the outstanding capital stock of Warner. Therefore Mr. Zhou may be deemed to beneficially own all of the shares of common stock of the Company directly owned by Warner.

(7)

Includes 139,246,065 common shares under control or common control with David Zhou.

(8)

Includes 154,337,579 common shares and vested options to acquire 345,000 common shares of the Company within sixty days of March 21, 2005. Includes shares beneficially owned by nominees for director.

There are no arrangements known to the Company that may, at a subsequent date, result in a change in control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

The following table includes information as of December 31, 2004 for all compensatory plans previously approved by the Company’s security holders and all compensatory plans not previously approved by the Company’s security holders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	220,00(1)	$0.199	11,139,750
Equity Compensation Plans Not Approved by Security Holders	Nil	-	Nil
Total	220,000	$0.12	9,843,730

(1)  Includes 220,000 options held by directors.

Description of Stock Option Plans.

See “Executive Compensation – Stock Option Plans” for a description of the Company’s stock option plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except for (a) the transactions described below, (b) the ownership of the Company’s securities, (c) the compensation described herein, and (d) advances to and by certain officers to or from the Company to cover expenses, all of which were reimbursed or repaid without interest, none of the directors, executive officers, holders of ten percent of the Company’s outstanding Common Shares, or any associate or affiliate of such person, have, to the knowledge of the Company, had a material interest, direct or indirect, during the two fiscal years ended December 31, 2004 and 2003, in any transaction or proposed transaction which may materially affect the Company.

On May 28, 2003 the Company entered into a finders fee agreement with The KDW Group, LLC (“KDW”) of Washington, D.C. (the “KDW Agreement”). Under the terms of the KDW Agreement the Company paid KDW finders fees of $44,589. A former director of the Company is a paid consultant of KDW.

ITEM 13. EXHIBITS.

Document and Location.

Exhibit No.	Description
3.1	Certificate of Incorporation for Jackpine Mining Co., Inc., dated December 23, 1991. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 20-F dated April 20, 1999.
3.2	Form 1 (Section 5) Company Act Memorandum of Jackpine Mining Co., Inc., dated December 13, 1991. Incorporated by reference to Exhibit 1.2 to Registrant’s Form 20-F dated April 20, 1999.
3.3	Articles of Jackpine Mining Co., Inc. Incorporated by reference to Exhibit 1.3 to Registrant’s Form 20-F dated April 20, 1999.
3.4	Certificate of name change for USV Telemanagement Inc., dated July 10, 1996. Incorporated by reference to Exhibit 1.4 to Registrant’s Form 20-F dated April 20, 1999.
3.5	Province of British Columbia Form 21 (Section 371) Company Act Special Resolution filed July 10, 1996. Incorporated by reference to Exhibit 1.5 to Registrant’s Form 20-F dated April 20, 1999.
3.6	By-Laws of Registrant, as amended March 15, 2005. Incorporated by reference to Registrant’s Form 8K dated March 21, 2005.
10.01	USV Telemanagement Inc. Stock Option Plan (1999). Incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 dated September 8, 1999.
10.02	USV Telemanagement Inc. Amended and Restated Stock Option Plan (2000). Incorporated by reference to Exhibit 4.7 to Registrant’s Form S-8 dated May 31, 2000.
10.03	E*Comnetrix Inc. Amended and Restated Stock Option Plan (2000). Incorporated by reference to Exhibit 4.12 to Registrant’s Form S-8 dated November 16, 2000.
10.04	Lease Agreement related to Watergate Property dated June 28, 2001. Incorporated by reference to Exhibit 10.53 to Registrant’s Form 10-QSB dated August 14, 2001.
10.05

Non-Transferable Share Purchase Warrant issued to Mark M. Smith by E*Comnetrix Inc. dated February 25, 2002. Incorporated by reference to Exhibit 10.54 to Registrant’s Form 10-KSB dated March 28, 2002.

10.06

Subscription Agreement by and between E*Comnetrix Inc. and Mark Smith dated effective as of February 25, 2002. Incorporated by reference to Exhibit 10.55 to Registrant’s Form 10-KSB dated March 28, 2002.

10.07	Settlement Agreement between Moving Bytes Inc. and Joseph Karwat dated June 16, 2003. Incorporated by reference to Exhibit 10.57 to Registrant’s Form 10-QSB dated August 14, 2003.
10.08	Security Agreement between Moving Bytes Inc. and Joseph Karwat dated June 16, 2003. Incorporated by reference to Exhibit 10.58 to Registrant’s Form 10-QSB dated August 14, 2003.
10.09	Asset Purchase Agreement dated September 1, 2003 by and between Com Tech 21, LLC and Moving Bytes, Inc. Incorporated by reference to Exhibit 1.0 to Registrant’s Form 8-K dated October 2, 2003
10.10

Amendment Agreement to amend the Asset Purchase Agreement dated September 1, 2003 by and between Com Tech 21, LLC and Moving Bytes, Inc. Incorporated by reference to Exhibit 2.0 to Registrant’s Form 8-K dated October 2, 2003.

10.11

Amendment Agreement dated September 25, 2003 to amend the Asset Purchase Agreement by and between Com Tech 21, LLC and Moving Bytes, Inc. Incorporated by reference to Exhibit 3.0 to Registrant’s Form 8-K dated October 2, 2003.

10.12	Finder’s Agreement dated May 28, 2003 between KDW Group and Moving Bytes Inc. Incorporated by reference to Exhibit 4.0 to Registrant’s Form 8-K dated October 2, 2003.
10.13	Innerloop Mobile Communications A.S. Convertible Note Agreement dated October 22, 2004. Incorporated by reference to Exhibit 10.63 to Registrant’s Form 10-QSB dated November 22, 2004.
10.14	J. Erik Mustad Stock Option Termination Agreement dated September 30, 2004. Incorporated by reference to Exhibit 10.64 to Registrant’s Form 10-QSB dated November 22, 2004.
10.15	Securities Compliance Consulting Agreement dated October 1, 2004. Incorporated by reference to Exhibit 10.65 to Registrant’s Form 10-QSB dated November 22, 2004.
10.16	Warner Technology and Investment Corp. Private Placement Agreement dated March 15, 2005. Incorporated by reference to Exhibit 10.63 to Registrant’s Form 8-K dated March 21, 2005.
10.17	Innerloop Mobile Communications A.S. Debt Cancellation Agreement dated march 15, 2005. Incorporated by reference to Exhibit 10.64 to Registrant’s Form 8-K dated March 21, 2005.
10.18	Lease Termination Agreement related to Watergate property dated April 9, 2004. Previously reported in Registrant’s Form 10-QSB dated May 21, 2004.
10.19	Settlement Agreement between Moving Bytes Inc. and Joseph Karwat dated April 19, 2004. Previously reported in Registrant’s Form 10-QSB dated May 21, 2004.
10.20	Finder’s Agreement dated October 1, 2004 between Paul Ektvedt and Moving Bytes Inc. Previously reported in Registrant’s Form 10-QSB dated November 11, 2004.
10.21	J. Erik Mustad Consulting Termination Agreement dated March 15, 2005. Previously reported in Registrant’s Form 8-K dated March 21, 2005.
10.22	Securities Compliance Consulting Agreement dated March 15, 2005. Previously reported in Registrant’s Form 8-K dated March 21, 2005
14.1	Code of Ethics effective March 15, 2005. Incorporated by reference to Exhibit 14.1 to Registrant’s Form 8-K dated March 21, 2005.
16.1	Letter dated March 23, 2005 from KPMG LLP, Chartered Accountants. Incorporated by reference to Exhibit 16.1 to Registrant’s Form 8-K/A dated March 24, 2005.
23.1	Consent of Bagell, Josephs & Company LLC
23.2	Consent of KPMG LLC
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On March 15, 2005, the board of directors of Moving Bytes dismissed its independent public accountants, KPMG LLP, Chartered Accountants ("KPMG") in an attempt to reduce costs, and on the same date engaged the services of Bagell Josephs and Company, LLC ("Bagell Josephs") as the new independent public accountants for the year ending December 31, 2004. Moving Bytes’ board of directors recommended and approved the dismissal of KPMG and the appointment of Bagell Josephs. The Company’s change of auditors was previously reported on a current report on Form 8-K/A on March 23, 2005.

Audit Fees.

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal years ended December 31, 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $7,500 and $14,000, respectively.

Audit Related Fees.

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's interim financial statements and are not reported under "Audit Fees" above for fiscal 2004 and 2003 were approximately $14,000 and $16,000, respectively.

Tax Fees.

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2004 and 2003 were approximately $4,600 and $0, respectively.

All Other Fees.

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2004 and 2003 were approximately $0 and $0, respectively.

The Company’s audit committee has the sole authority to review in advance, and grant any appropriate pre-approvals, of all non-audit services to be provided by our independent auditors and, in connection therewith, to approve all fees and other terms of engagement.

The Company currently does not have a designated Audit Committee, and accordingly, the Company's board of directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The board of directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVING BYTES INC.

Date:  April 14, 2005

/s/ Mark Smith

Mark M. Smith, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Erik Mustad J. Erik Mustad	Chief Executive Officer	April 14, 2005

/s/ Mark M. Smith Mark M. Smith	Chief Financial Officer and President (principal financing officer)	April 14, 2005

/s/ Ming Liu Ming Liu	Director	April 14, 2005

/s/ Thomas Wharton Thomas Wharton	Director	April 14, 2005