Form 10QSB
period 2005-03-31
MOVING BYTES INC
filed 2005-05-13
CIK 1085104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

(415) 446-5546

________________________________________________________________________________

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Transitional Small Business Disclosure Format (Check One):  Yes  [     ]     No  [ X ]

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [ X ]     No  [     ]

State the shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: May 10, 2005 there were 175,450,042 Common Shares outstanding.

MOVING BYTES INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I.

INTERIM FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Balance Sheets

March 31, 2005 (Unaudited) and December 31, 2004

Condensed Consolidated Statement of Operations and Accumulated Deficit (Unaudited)

Three Months Ended march 31, 2005 and 2004 and period from Inception of Development Stage on February 27, 2004 to March 31, 2005

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2005 and 2004 and period from Inception of Development Stage on February 27, 2004 to March 31, 2005

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

Signatures

Condensed Consolidated Financial Statements

(Expressed in United States dollars)

MOVING BYTES INC.

Three months ended March 31, 2005 and 2004

Period from inception of development stage on February 27, 2004 to March 31, 2005

(Unaudited)

MOVING BYTES INC.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Expressed in United States dollars)

	March 31, 2005 (Unaudited)	December 31, 2004 (audited)

Assets
Current assets:
Cash and cash equivalents	$ 38,715	$ 5,218
Accounts receivable, less allowance for doubtful accounts of $16,782 (December 31, 2004 – ($0)	697	2,847
Prepaid expenses	-	-
	$ 37,412	$ 8,065

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$ 72,421	$ 54,395
Accrued liabilities	167,550	144,018
Note Payable - Investor	-	37,500
Current liabilities from discontinued operations	81,441	86,898
Current portion of obligation under capital lease	-	47,885
	321,412	370,696

Stockholders’ equity (deficiency):
Capital stock (no par value; unlimited authorized; 175,450,042 and 31,703,977 shares issued and outstanding, respectively)	6,531,683	6,531,683
Additional paid-in capital	777,448	668,469
Deficit accumulated during development stage	(204,755)	(176,406)
Deficit Accumulated prior to 2/27/04	(7,386,376)	(7,386,377)

Stockholders’ Equity (deficiency)	(282,000)	(362,631)

	$ 39,412	$ 8,065

See accompanying notes to condensed consolidated financial statements.

MOVING BYTES INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States dollars)

	Three months ended
	March 31, 2005 (unaudited)	March 31, 2004 (unaudited)	Period from Inception of development stage on February 27, 2004 to March 31, 2005 (unaudited)

Revenue	$ nil	$ 60,629	$ nil

Cost of goods sold:
Transmission and services	-	23,760	(9,892)
Commissions	-	-	-
Other	-	(127)	-
	-	23,633	(9,892)

Gross profit	nil	36,996	9,892

General and Administrative Expenses	27,589	321,991	179,967

Loss from continuing operations before other income (expenses)	(27,589)	(284,995)	(170,075)

Other income (expense):
Interest income	-	10	7
Interest expense	(760)	(2,307)	(3,602)
Other income (expense)	-	8,679	(6,184)

Loss from continuing operations before income taxes	(28,349)	(278,613)	(9,779)
Provision for income taxes	-	-	-

Loss from continuing operations	(28,349)	(278,613)	(179,854)

Loss from discontinued operations of Business Communication
Services segment	-	-	(24,901)

Loss for the period, carried forward	(28,349)	(278,613)	(204,755)

Accumulated deficit, beginning of period	(7,562,782)	(7,129,136)	-

Accumulated deficit, end of period	$ (7,591,131)	$ (7,407,749)	$ (204,755)

Earnings (loss) per share:
Continuing operations, basic and diluted	$ (0.01)	$ (0.02)
Discontinued operations, basic and diluted	-	-
Loss, basic and diluted	(0.01)	(0.02)

Weighted average number of shares outstanding, basic and diluted	67,640,493	14,739,691

See accompanying notes to condensed consolidated financial statements.

MOVING BYTES INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

	Three months ended
	March 31, 2005 (unaudited)	March 31, 2004 (unaudited)	Period from Inception of development stage on February 27, 2004 to March 31, 2005 (unaudited)

Cash flow from Operating activities:
Loss from Continuing Operations	$ (28,349)	$ (278,613)	$ (204,755)
Adjustment for loss from discontinued operations	-	-	24,903
Items not involving cash:
Amortization and depreciation	-	15,000	4,000
Gain on disposal of operating sublease	-	-	(36,736)
Stock issued for consulting services	-	-	14,875
Change in operating assets and liabilities:
Accounts receivable	2,151	26,038	(8,035)
Other receivables	-	-	11,879
Prepaid expenses	-	(33,462)	36,389
Accounts payable	(8,825)	36,007	(45,297)
Accrued liabilities	25,011	99,285	29,796
Settlement Agreement payable	-	(11,565)	(20,567)
Cash flow provided by (used in) continuing operations	(10,012)	(147,310)	(193,548)

Cash flow provided by discontinued operations	-	-	36,371
Cash flows (used in) operating activities	(10,012)	(147,310)	(157,177)

Cash flow from financing activities:
Additional Paid In Capital	70,000	-	117,500
Lease payments	(26,491)	(9,434)	(31,097)
Note Payable	-	-	37,500
Cash flow provided by (used in) financing activities	43,509	(9,434)	123,903

Increase (decrease) in cash and cash equivalents	33,497	(156,744)	(33,274)

Cash and cash equivalents, beginning of period	5,218	204,399	71,989

Cash and cash equivalents, end of period	$ 38,715	$ 47,655	$ 38,715

Supplementary information:
Interest received	$ -	$ 10	$ 7
Interest paid	760	-	2,082
Income taxes paid	-	-	-
Non-cash financing and investing activities:
Transfer of fixed assets to settle agreement payable	-	-	15,000
Consulting agreement	-	-	14,000
Finder’s fee	-	-	875
Conversion of accrued liabilities to equity	-	-	10,000
Conversion of note payable and accrued interest	38,979	-	38,979

See accompanying notes to condensed consolidated financial statements.

MOVING BYTES INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Expressed in United States dollars)

GENERAL

1. Basis of Presentation

(a)

The information contained herein with respect to the three month period ended March 31, 2005 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the three-month period ended March 31, 2005 and 2004. The results are not necessarily indicative of results to be expected for the year.

(b)

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

	March 31, 2005	March 31, 2004

Options	470,000	3,810,000
Warrants	-	1,000,000

(c)

New accounting pronouncements:

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 4). Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

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

2.

Operations:

Moving Bytes Inc. (the “Company” or “Moving Bytes” or “Registrant”) is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers over-the-counter Bulletin Board under the symbol “MBYTF”. The Company does not have any subsidiaries and has no business operations as of the date of this report.

3.

Going concern:

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The auditors’ report on the Company’s audited financial statements for the year ended December 31, 2004, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company’s ability to continue as a going concern. The audited financial statements include a going concern note that provides further information with respect to this uncertainty and management’s plans.

The Company had an accumulated deficit at March 31, 2005 of $7,591,131 and a working capital deficit of $282,000. The Company has significant cash requirements and no ability to generate cash flows from operations. The Company has insufficient funds to meet its financial obligations as they become due. The Company believes that its working capital will not be sufficient to fund its cash requirements through the year ended December 31, 2005. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company. Unless the Company can raise financing, management does not believe that the Company can continue as a going concern and believes that the Company will not be able to maintain its listing on the National Association of Securities Dealer over the counter bulletin board.

The condensed consolidated financial statements of the Company include the accounts of its former subsidiary Moving Bytes, Inc. (“MBI”), which was wound up and dissolved on June 30, 2004, consisting of accounts payable and accrued liabilities. In the event that MBI’s creditors are successful in enforcing any judgments they may receive against MBI, or the Company, the Company could be forced into a bankruptcy proceeding. In such event the there will be substantial doubt that the Company will have the ability to carry on as a going concern. The Company will continue to consolidate the liability balances and transactions of MBI on an ongoing basis until the liabilities of MBI have been forgiven, discharged or the Company receives an opinion of its legal counsel that there is only a remote possibility of the Company becoming obligated for the liabilities of MBI. There can be no guarantee that the Company will be able to have the liabilities forgiven or discharged or receive such an opinion from its counsel.

4.

Significant accounting policies:

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

Three months ended
	March 31, 2005 (unaudited)	March 31, 2004 (unaudited)	Period from Inception of development stage on February 27, 2004 to March 31, 2005 (unaudited)

Loss for the period, as reported	$ (28,349)	$ (278,613)	$ (204,755)
Add: Employee stock-based compensation expense, as reported	-	-	-
Deduct: Employee stock-based compensation Expense determined under the fair value method	(6,900)	-	(6,900)
Pro forma loss for the period	$ (35,249)	$ (278,613)	$ (211,655)
Pro forma – basic and diluted loss per share	$ (0.01)	$ (0.02)	$ (0.01)

Item 2.

 Management’s Discussion and Analysis

SUMMARY FINANCIAL DATA

The following table sets forth selected financial data regarding the Company’s consolidated operating results and financial position. The data has been derived from the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) in United States dollars. Unless noted otherwise the presentation represents the consolidated financial results of the Company and MBI.

The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the condensed consolidated financial statements and notes thereto included elsewhere this quarterly report. The selected financial data and the Company’s consolidated financial statements are expressed in U.S. dollars. As of the date of this report the Company does not have any business operations. The financial information contained in this report and the Company’s financial statements should not be considered indicative of future operations. Period to period results are expected to vary in future periods.

Three Month Period Ended March 31,
	2005	2004

Revenue	$ Nil	$ 60,629
General & Administrative Expenses	$ 27,589	$ 321,991
Net Income (Loss) from Continuing Operations	$ (28,349)	$ (278,613)
Net Income (Loss) for the Period	$ (28,349)	$ (278,613)
Net Income (Loss) per Share	$ (0.01)	$ (0.02)

	Three Month Period Ended	Year Ended
	March 31, 2005 (unaudited)	December 31, 2004 (audited)

Working capital	$ (282,000)	$ (362,631)
Total assets	$ 39,412	$ 8,065
Total liabilities	$ 321,412	$ 370,696
Share Holder’s Equity	$ (282,000)	$ (362,631)
Long Term Obligations	$ Nil	$ Nil

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN  OF OPERATION

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

The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Registrant’s management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made.  Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis.  Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. Additional risks and uncertainties that may affect forward-looking statements about the Registrant’s business and prospects include adverse economic conditions, inadequate capital, unexpected costs, and other factors set forth under “Risk Factors” in its Annual Report on Form 10-KSB for the period ended December 31, 2004, which could have an immediate and material adverse effect.  The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

This following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements and the related notes, contained in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004 and in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Three Months Ended March 31, 2005 and March 31, 2004.

Revenues, Expenses and Net Income.

Revenue. Revenue for the three month period ended March 31, 2005 (“Q1 2005”) was nil compared to $60,629 for the three month period ended March 31, 2004 (“Q1 2004”). During Q1 2005 the Company had no revenue generating operations.  Revenue during Q1 2004 was from MBI’s Electronic Media Services operations which were closed on February 27, 2004. The Company has no other sources of revenue and does not anticipate that it will generate any revenue until the Company implements a new business strategy and plan and is no longer in development stage, if ever. There can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to implement a business plan.

General and Administrative Expenses. General and Administrative expenses of $27,589 in Q1 2005 consisted primarily of consulting services and other fees associated with the preparation and filing of the Company’s current and periodic reports with the U.S. Securities and Exchange commission and associated compliance activities. General and Administrative expenses of $321,991 in Q1 2004 consisted of charges and expenses related to ongoing public company activities and the winding down of MBI’s business operations.

Net Loss. Net loss in Q1 2005 was $28,349 as compared to a net loss of $278,613 in Q1 2004. The Company believes that it will continue to have net losses for the foreseeable future.

Net Loss per Share. Net loss per share was $0.01 in Q1 2005 as compared to a loss of $0.02 in Q1 2004. The number of shares issued and outstanding increased from 14,739,691 at March 31, 2004 to 175,450,042 at March 31, 2005.

Period from Inception of Development Stage.

Subsequent to February 27, 2004 the Company has no business operations and is considered ‘development stage’. Development stage presentation recognizes this and sets forth activity during the period associated with development stage activities.

At March 31, 2005 and December 31, 2004.

Liquidity and Capital Resources - Assets.

At March 31, 2005 the Company had a working capital deficit of $282,000 including cash and equivalent balances of $38,715, down from a working capital deficit of $362,631 at December 31, 2004 including cash and equivalent balances of $5,218. The change in working capital, and cash and equivalent balances, was primarily affected by $70,000 in cash received in a common stock private placement, the exchange of $38,979 in debt and interest payable for common stock and the forgiving of $22,500 in accounts payable by a former officer of the Company.

During Q1 2005 the Company used $10,012 in cash from Continuing Operations as compared to using $147,310 in cash from Continuing Operations during Q1 2004.

Liquidity and Capital Resources - Liabilities.

Accounts payable increased from $54,395 at December 31, 2004 to $72,421 primarily due to the reclassification of the current portion of obligations under capital lease in the amount of $47,885 to accounts payable. This was partially offset by the forgiving of $22,500 in accounts payable by a former officer of the Company.

Accrued liabilities increased from $144,018 at December 31, 2004 to $167,550 at March 31, 2005, primarily due to the accrual of amounts due under consulting agreements.

The Company has no long-term debt or other long-term liabilities.

Liquidity and Capital Resources – Capital Stock and Equivalents.

The Company received $108,979 through the issuance of capital stock during the Q1 2005 consisting of $70,000 in a common stock private placement and $38,979 on the extinguishments of debt and interest payable.

The Company has not entered into any derivative financial instrument arrangements during Q1 2005.

The Company currently has no external sources of liquidity.

Contractual Obligations.

The Company consolidated with MBI has contractual obligations of approximately $200,000 on which it has defaulted and which it has recorded as current liabilities on the consolidated balance sheet. These obligations are in addition to general and administrative expenses and other creditor obligations. The Company has no additional contractual obligations

Sufficiency of Working Capital.

As of March 31, 2005, the Company had net working capital deficit of $282,000. Although, on March 15, 2005 the Company raised $70,000 in equity financing, it believes that it still has inadequate financial resources to sustain its business activities or to maintain its SEC reports or its listing on the National Association of Securities Dealer over the counter bulletin board.

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

Off Balance Sheet Arrangements.

The Company has no off balance sheet financing arrangements.

Item 3. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. He has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)

Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Innerloop Debt Cancellation Agreement.

On October 22, 2004, the Company became obligated to repay Innerloop Mobile Communications, A.S. (“Innerloop”) US$37,500 under the terms of a Convertible Note (the “Note”). On March 15, 2005 Innerloop entered into an agreement with Moving Bytes wherein Innerloop cancelled the Note, forgave the Note principal in the amount of $37,500 and all accrued interest thereon in the amount of $1,479.45 in exchange for 4,500,000 shares of restricted common stock.

Warner Private Placement Agreement.

On March 15, 2005, the Company entered into a Subscription and Financing Agreement with Warner Technology and Investments Corp, a New Jersey corporation related to the offer and sale of restricted common stock of Moving Bytes (the “Warner Private Placement Agreement”). Under the terms of the Warner Private Placement Agreement, Moving Bytes issued 139,246,065 shares of restricted common stock for gross proceeds of $70,000 USD. Proceeds received under the Warner Private Placement Agreement were used meet general obligations of the Company.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Director’s Options.

On March 15, 2005, the Company issued 345,000 common stock options to, and terminated 95,000 common stock option previously issued to, Thomas Wharton a director of the Company.

Securities Compliance Consulting Agreement.

On March 15, 2005, the Company entered into a consulting agreement with Securities Compliance Inc. (“Securities Compliance”), a company controlled by Mark M. Smith (“Smith”), former President and Chief Financial Officer of the Company, pursuant to which the Company would pay Securities Compliance $30,000 USD for Smith to provide certain services to the Company in regard to the preparation of the Company’s annual report on SEC Form 10- KSB for the period ended 12/31/04 (the “2004 10-KSB”). Under the agreement (i) $15,000 USD was paid immediately, (ii) $15,000 USD was paid upon the filing of Company’s Form 10-KSB for the period ended December 31, 2004, (iii) Securities Compliance, Smith and the Company cancelled all prior agreements between Securities Compliance, Smith and the Company and (iv) Securities Compliance and Smith forgave all amounts unpaid, due and owing to them under prior agreements.

Mustad Consulting Termination Agreement.

On March 15, 2005, the Company entered into a consulting termination agreement with J. Erik Mustad (“Mustad”), former Chief Executive Officer of the Company, pursuant to which Mustad and Moving Bytes cancelled all prior agreements between Mustad and Moving Bytes and Mustad forgave $22,500 unpaid, due and owing to him under prior agreements.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Document and Location.

Exhibit No.	Description
3.1	Certificate of Incorporation for Jackpine Mining Co., Inc., dated December 23, 1991. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 20-F dated April 20, 1999.
3.2	Form 1 (Section 5) Company Act Memorandum of Jackpine Mining Co., Inc., dated December 13, 1991. Incorporated by reference to Exhibit 1.2 to Registrant’s Form 20-F dated April 20, 1999.
3.3	Articles of Jackpine Mining Co., Inc. Incorporated by reference to Exhibit 1.3 to Registrant’s Form 20-F dated April 20, 1999.
3.4	Certificate of name change for USV Telemanagement Inc., dated July 10, 1996. Incorporated by reference to Exhibit 1.4 to Registrant’s Form 20-F dated April 20, 1999.
3.5	Province of British Columbia Form 21 (Section 371) Company Act Special Resolution filed July 10, 1996. Incorporated by reference to Exhibit 1.5 to Registrant’s Form 20-F dated April 20, 1999.
3.6	By-Laws of Registrant, as amended March 15, 2005. Incorporated by reference to Registrant’s Form 8K dated March 21, 2005.
10.01	USV Telemanagement Inc. Stock Option Plan (1999). Incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 dated September 8, 1999.
10.02	USV Telemanagement Inc. Amended and Restated Stock Option Plan (2000). Incorporated by reference to Exhibit 4.7 to Registrant’s Form S-8 dated May 31, 2000.
10.03	E*Comnetrix Inc. Amended and Restated Stock Option Plan (2000). Incorporated by reference to Exhibit 4.12 to Registrant’s Form S-8 dated November 16, 2000.
10.04	Innerloop Mobile Communications A.S. Convertible Note Agreement dated October 22, 2004. Incorporated by reference to Exhibit 10.63 to Registrant’s Form 10-QSB dated November 22, 2004.
10.05	J. Erik Mustad Stock Option Termination Agreement dated September 30, 2004. Incorporated by reference to Exhibit 10.64 to Registrant’s Form 10-QSB dated November 22, 2004.
10.06	Securities Compliance Consulting Agreement dated October 1, 2004. Incorporated by reference to Exhibit 10.65 to Registrant’s Form 10-QSB dated November 22, 2004.
10.07	Warner Technology and Investment Corp. Private Placement Agreement dated March 15, 2005. Incorporated by reference to Exhibit 10.63 to Registrant’s Form 8-K dated March 21, 2005.
10.08	Innerloop Mobile Communications A.S. Debt Cancellation Agreement dated march 15, 2005. Incorporated by reference to Exhibit 10.64 to Registrant’s Form 8-K dated March 21, 2005.
10.09	J. Erik Mustad Consulting Termination Agreement dated March 15, 2005. Previously reported in Registrant’s Form 8-K dated March 21, 2005.
10.10	Securities Compliance Consulting Agreement dated March 15, 2005. Previously reported in Registrant’s Form 8-K dated March 21, 2005
14.1	Code of Ethics effective March 15, 2005. Incorporated by reference to Exhibit 14.1 to Registrant’s Form 8-K dated March 21, 2005.
16.1	Letter dated March 23, 2005 from KPMG LLP, Chartered Accountants. Incorporated by reference to Exhibit 16.1 to Registrant’s Form 8-K/A dated March 24, 2005.
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVING BYTES INC.

Date:  May 13, 2005

/s/ Huakang Zhou

Huakang Zhou, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huakang Zhou Huakang Zhou	Chief Executive Officer, Chief Financial Officer (principal financing officer) and Director	May 13, 2005

/s/ John Leo John Leo	Director	May 13, 2005

/s/ Ming Liu Ming Liu	Director	May 13, 2005

/s/ Thomas Wharton Thomas Wharton	Director	May 13, 2005