Form 10QSB
period 2005-06-30
MOVING BYTES INC
filed 2005-08-15
CIK 1085104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

100 Wall St. 15th Floor New York, NY 10005

_______________________________________________________________________________

(Address of Principal Executive Offices)

(212) 232-0120

________________________________________________________________________________

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Transitional Small Business Disclosure Format (Check One):  Yes  [     ]     No  [ X ]

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [ X ]     No  [     ]

State the shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: August 15, 2005 there were 175,450,042 Common Shares outstanding.

MOVING BYTES INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I.

INTERIM FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Balance Sheets (Unaudited) June 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations and Deficit (Unaudited) Three and Six Months Ended June 30, 2005 and 2004 and Period from Inception of Development Stage on February 27, 2004 to June 30, 2005

Condensed Consolidated Statements of Cash Flows (Unaudited) Three and Six Months Ended June 30, 2005 and 2004 and Period form Inception of Development Stage on February 27, 2004 to June 30, 2005

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Item 6.

Exhibits

Signatures

Condensed Consolidated Financial Statements

(Expressed in Unites States Dollars)

MOVING BYTES INC.

Three and six months ended June 30, 2005 and 2004

Period from inception of development stage on February 27, 2004 to June 30, 2005

(Unaudited)

MOVING BYTES INC.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Expressed in United States dollars)

	June 30, 2005 (unaudited)	December 31, 2004 (audited)

Assets
Current assets:
Cash and cash equivalents	$ 12,194	$ 5,218
Accounts receivable, less allowance for doubtful accounts of $0 (December 31, 2004 – ($0)	697	2,847
Prepaid expenses	-	-
	$ 12,892	$ 8,065

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$ 72,421	$ 54,395
Accrued liabilities	149,051	144,018
Note Payable - Investor	10,500	37,500
Current liabilities from discontinued operations	81,441	86,898
Current portion of obligation under capital lease	-	47,885
	313,413	370,696

Stockholders’ Deficiency:
Capital stock (no par value; unlimited authorized; 175,450,042 and 31,703,977 shares issued and outstanding, respectively)	6,531,683	6,531,683
Additional paid-in capital	777,448	668,469
Deficit accumulated during development stage	(223,276)	(176,406)
Deficit Accumulated prior to 2/27/04	(7,386,376)	(7,386,377)

Stockholders’ Deficiency	(300,521)	(362,631)

	$ 12,892	$ 8,065

See accompanying notes to condensed consolidated financial statements.

MOVING BYTES INC.

Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States dollars)

	Three months ended June 30,
	2005 (unaudited)	2004 (unaudited)

Revenue	$ -	$ -

Cost of goods sold:	-	-
Transmissions and services	-	(9,892)
Other	-	-
	-	(9,892)

Gross profit	-	9,892

Advertising and promotion	-	(373)
Amortization	-	4,000
Bad debt expense	-	8,725
Bank charges	145	1,033
Consulting and communications services	-	26,318
Insurance	-	1,479
Legal and accounting	14,125	13,267
Loss/(recovery) on settlement	-	(56,866)
Gain on lease settlement	-	(36,736)
Miscellaneous	4,853	3,937
Rent	350	1,050
Salaries and benefits	-	1,077
State and local taxes	-	(884)
Travel and entertainment	-	533
	19,473	(33,440)

Income/(loss) from continuing operations before other income / expense	(19,473)	43,332

Other income (expense):
Interest income	48	1
Interest expense	-	(1,629)
Other income (expense)	904	(5,885)

Income/(loss) from continuing operations before income taxes	(18,521)	35,819
Income taxes		-

Income/(loss) from continuing operations	(18,521)	35,819

Income/(loss) from discontinued operations of Business Communication Services Segment	-	(22,963)

Income/(loss) for the period brought forward	(18,521)	$ 12,856

Accumulated deficit, beginning of period	(7,591,131)	(7,407,749)

Accumulated deficit, end of period	(7,609,652)	$ (7,394,893)

See accompanying notes to condensed consolidated financial statements.

MOVING BYTES INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations and Deficit

(Unaudited)

(Expressed in United States dollars)

	Six months ended
	June 30, 2005 (unaudited)	June 30, 2004 (unaudited)	Period from Inception of development stage on February 27, 2004 to June 30, 2005 (unaudited)

Revenue	$ -	$ 60,629	$ -

Cost of goods sold:
Transmission and services	-	13,869	(9,892)
Commissions	-	-	-
Other	-	(127)	-
	-	13,742	9,892

Gross profit	-	46,887	9,892

General and Administrative Expenses	47,062	285,828	199,441

Loss from continuing operations before other income (expenses)	(47,062)	(238,941)	(189,549)

Other income (expense):
Interest income	48	11	55
Interest expense	(760)	(3,936)	(3,602)
Other income (expense)	904	72	(5,280)

Loss from continuing operations before income taxes	(46,870)	(242,794)	(198,375)
Provision for income taxes	-	-	-

Loss from continuing operations	(46,870)	(242,794)	(198,375)

Loss from discontinued operations of Business Communication
Services segment	-	(22,963)	(24,901)

Loss for the period, carried forward	(46,870)	(265,757)	-

Accumulated deficit, beginning of period	(7,562,782)	(7,129,136)	-

Accumulated deficit, end of period	$ (7,609,652)	$ (7,394,893)	$ (223,276)

Earnings (loss) per share:
Continuing operations, basic and diluted	$ (0.00)	$ (0.02)
Discontinued operations, basic and diluted	-	-
Loss, basic and diluted	(0.00)	(0.02)

Weighted average number of shares outstanding, basic and diluted	67,640,493	14,739,691

See accompanying notes to condensed consolidated financial statements.

MOVING BYTES INC.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

	Six months ended
	June 30, 2005 (unaudited)	June 30, 2004 (unaudited)	Period from Inception of development stage on February 27, 2004 to June 30, 2005 (unaudited)

Cash flow from Operating activities:
Loss from Continuing Operations	$ (46,870)	$ (242,794)	$ (223,276)
Adjustment for loss from discontinued operations	-	-	24,903
Items not involving cash:
Amortization and depreciation	-	19,000	4,000
Gain on disposal of operating sublease	-	(36,763)	(36,736)
Stock issued for consulting services	-	-	14,875
Change in operating assets and liabilities:
Accounts receivable	2,151	30,577	(8,035)
Other receivables	-	(11,878)	11,879
Prepaid expenses	-	(3,300)	36,389
Accounts payable	(8,825)	14,031	(45,297)
Accrued liabilities	6,511	101,640	11,296
Settlement Agreement payable	-	(32,132)	(20,567)
Cash flow provided by (used in) continuing operations	(47,033)	(161,592)	(230,569)

Cash flow provided by (used in) discontinued operations	-	30,239	36,371
Cash flows (used in) operating activities	(47,033)	(131,353)	(194,198)

Cash flow from financing activities:
Additional Paid In Capital	70,000	-	117,500
Lease payments	(26,491)	(35,433)	(31,097)
Note Payable	10,500	-	48,000
Cash flow provided by (used in) financing activities	54,009	(35,433)	134,403

Increase (decrease) in cash and cash equivalents	6,976	(166,786)	(59,795)

Cash and cash equivalents, beginning of period	5,218	204,399	71,989

Cash and cash equivalents, end of period	$ 12,194	$ 37,613	$ 12,194

Supplementary information:
Interest received	$ -	$ 11	$ 7
Interest paid	(760)	(3,936)	2,082
Income taxes paid	-	-	-
Non-cash financing and investing activities:
Transfer of fixed assets to settle agreement payable	-	15,000	15,000
Consulting agreement	-	-	14,000
Finder’s fee	-	-	875
Conversion of accrued liabilities to equity	-	-	10,000
Conversion of note payable and accrued interest to equity	38,979	-	38,979

See accompanying notes to condensed consolidated financial statements.

MOVING BYTES INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Expressed in United States dollars)

GENERAL

1. Basis of Presentation

(a)

The information contained herein with respect to the three month period ended June 30, 2005 was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the six-month period ended June 30, 2005 and 2004. The results are not necessarily indicative of results to be expected for the year. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited consolidated financial statements and the accompanying notes thereto.

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

	June 30, 2005	June 30, 2004

Options	470,000	3,710,000
Warrants	-	1,000,000

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

2.

Operations:

Moving Bytes Inc. (the “Company” or “Moving Bytes” or “Registrant”) is incorporated under the Canada Business Corporations Act and is listed on the National Association of Securities Dealers OTC Bulletin Board under the symbol “MBYTF”. The Company does not have any subsidiaries and has no business operations as of the date of this report.

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

The Company had an accumulated deficit at June 30, 2005 of $7,609,652 and a working capital deficit of $300,521. The Company has significant cash requirements and no ability to generate cash flows from operations. The Company has insufficient funds to meet its financial obligations as they become due. The Company believes that its working capital will not be sufficient to fund its cash requirements through the year ended December 31, 2005. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company. Unless the Company can raise financing, management does not believe that the Company can continue as a going concern and believes that the Company will not be able to maintain its listing on the OTC Bulletin Board.

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

	Six months ended
	June 30, 2005 (unaudited)	June 30, 2004 (audited)	Period from Inception of development stage on February 27, 2004 to June 30, 2005 (unaudited)

Loss for the period, as reported	$ (46,870)	$ (265,757)	(223,276)
Add: Employee stock-based compensation expense, as reported	-	-	-
Dededuct: Employee stock-based compensation Expense determined under the fair value method		-	(6,900)
Pro forma loss for the period	$ (46,870)	$ (265,757))	$ (230,176)
Pro forma – basic and diluted loss per share	$ (0.00)	$ (0.02)	-

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

	Three Month Period Ended June 30, 2005	Three Month Period Ended June 30, 2004	Six Month Period Ended June 30, 2005	Six Month Period Ended June 30, 2004

Revenue	Nil	Nil	Nil	$ 60,629

General & Administrative Expenses	$ 19,474	$ (33,440)	$ 47,062	$ 285,828

Income/(Loss) from Continuing Operations	$ (18,521)	$ 35,819	$ (46,870)	$ (242,794)

Income/(Loss) for the Period	$ (18,521)	$ 12,856	$ (46,870)	$ (265,757)

	Three Month Period Ended	Year Ended
	June 30, 2005 (unaudited)	December 31, 2004 (audited)

Working capital	$ (300,521)	$ (362,631)
Total assets	$ 12,892	$ 8,065
Total liabilities	$ 313,413	$ 370,696
Share Holder’s Equity	$ (300,521)	$ (362,631)
Long Term Obligations	$ Nil	$ Nil

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

Three Months and Six Months Ended June 30, 2005 and 2004

Revenues, Expenses and Net Income.

Revenue. Revenue for the three month period ended June 30, 2005 (“Q2 2005”) was nil compared to nil for the three month period ended June 30, 2004 (“Q2 2004”). Revenue for the six month period ended June 30, 2005 (“YTD 2005”) was nil compared to $60,629 for the six month period ended June 30, 2004 (“YTD 2004”). During Q2 2005 and Q2 2004, the Company had no revenue generating operations.   The Company has no other sources of revenue and does not anticipate that it will generate any revenue until the Company implements a new business strategy and plan and is no longer in development stage, if ever. There can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to implement a business plan.

General and Administrative Expenses. General and Administrative expenses of $19,474 in Q2 2005 consisted primarily of consulting services and other fees associated with the preparation and filing of the Company’s current and periodic reports with the U.S. Securities and Exchange commission and associated compliance activities. The gain of $33,440 on General and Administrative expenses in Q2 2004 consisted of recovering on settlements including lease settlements. Expenses for the six month period ended June 30, 2005 (“YTD 2005”) decreased to $47,062 from $285,828 for the six month period ended June 30, 2004 (“YTD 2004”).

Net Income (Loss). Net loss in Q2 2005 was ($18,521) as compared to a net income of $12,856 in Q2 2004. Net loss for the six month period ended June 30, 2005 (“YTD 2005”) decreased to ($46,870) from ($265,757) for the six month period ended June 30, 2004 (“YTD 2004”). The Company believes that it will continue to have net losses for the foreseeable future.

Period from Inception of Development Stage.

Subsequent to February 27, 2004 the Company has no business operations and is considered ‘development stage’. Development stage presentation recognizes this and sets forth activity during the period associated with development stage activities.

At June 30, 2005 and December 31, 2004.

Liquidity and Capital Resources - Assets.

At June 30, 2005 the Company had a working capital deficit of $300,521 including cash and equivalent balances of $12,194, down from a working capital deficit of $362,631 at December 31, 2004 including cash and equivalent balances of $5,218.

Liquidity and Capital Resources - Liabilities.

Accounts payable increased from $54,395 at December 31, 2004 to $72,421 primarily due to the reclassification of the current portion of obligations under capital lease in the amount of $47,885 to accounts payable. This was partially offset by the forgiving of $22,500 in accounts payable by a former officer of the Company. There were no changes in account payables for Q2.

Accrued liabilities increased from $144,018 at December 31, 2004 to $149,051 at June 30, 2005, primarily due to the accrual of amounts due under consulting agreements.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5  Other Information

On July 15, 2005 the Alberta Securities Commission granted the Company’s petition to be deemed to have ceased to be a reporting issuer under the Securities Legislation of British Columbia and Alberta.

On May 26, 2005 the Company changed the transfer agent for its common stock.  The new transfer agent is Interwest Transfer Company, 1981 East Murray Holliday Rd., Suite 100, Salt Lake City, UT 84117.

Item 6. Exhibits

(a) Exhibits

Document and Location.

Exhibit No.

Description

1.0

Securities Legislation of British Columbia and Alberta Mutual

Reliance Review System decision

2.0

Loan agreement for up to $50,000 non interest bearing loan from Hua Kang

Zhou, CEO and corporate resolution accepting the loan.

3.0

Corporate resolution approving the change in transfer agent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

MOVING BYTES INC.

By:	/S/ Hua K. Zhou Hua K. Zhou Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer
Date:	August 15, 2005