Form 10QSB
period 2005-09-30
MOVING BYTES INC
filed 2005-11-14
CIK 1085104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  000-30058

MOVING BYTES INC.

_______________________________________________________________________________

(Name of Small Business Issuer as specified in its charter)

Canada	52-2267986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Wall St. 15th Floor New York, NY 10005

_______________________________________________________________________________

(Address of Principal Executive Offices)

(212) 232-0120

________________________________________________________________________________

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [ X ]     No  [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [     ]     No  [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  [     ]     No  [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: there were 687,083,977 shares outstanding as of November 11, 2005.

Transition Small Business Disclosure Format (check one)  Yes  [     ]     No  [ X ]

TABLE OF CONTENTS

PART I     Financial Information

Item 1.

Financial Statements & Notes

3

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

16

Item 3.

Controls and Procedures

20

PART II    Other Information

Item 6.

Exhibits

21

Signatures Page

22

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

MOVING BYTES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2005

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$ 125,910
Accounts receivable, net	350,788
Inventory	625,646
Other receivable	445,491
Advances to Suppliers	132,075
Prepaid expense	35,495
Total current assets	1,715,405

PROPERTY AND EQUIPMENT, net	226,320

DEPOSITS	9,179
$ 1,950,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expense	$ 15,728
Other payable	147,440
Payroll payable	94,131
Unearned revenue	246,517
Welfare payable	29,569
Short term loan	62,000
Total current liabilities	595,385

STOCKHOLDERS’ EQUITY
Preferred Stock, Class A; authorized shares 10,000,000 (no par value; outstanding none, Class B; authorized shares 20,000,000 (no par value; outstanding none.	-
Capital stock (no par value; unlimited authorized; 687,083,997 shares issued and outstanding)	1,200,000
Statutory reserve	6,867
Accumulated other comprehensive income	38,326
Retained earnings	110,326
Total stockholders’ equity	1,355,519
$ 1,950,904

The accompanying notes are an integral part of these financial statements.

MOVING BYTES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTH & NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	For the Three Month Periods Ended September 30		For the Nine Month Periods Ended September 30
	2005	2004	2005	2004

Net revenue	$ 441,855	$ 421,139	$ 867,767	$ 1,069,490

Cost of revenue	160,694	158,719	296,019	362,867

Gross profit	281,161	262,420	571,748	706,596

Operating expenses
Selling expenses	72,480	60,319	233,510	197,846
General and administrative expenses	213,430	90,834	527,437	259,958
Research & development	69,875	39,432	201,138	124,791
Total operating expenses	355,785	190,585	962,085	582,595

Income (loss) from operations	(74,624)	71,835	(390,337)	124,001

Non-operating Income (expense):
Interest income	122	210	567	1,062
Interest expense	(1,482)	(6,788)	(4,567)	(25,263)
Other income	24,772	30,873	55,379	51,251
Other expense	0	483
Total non-operating income (expense)	23,412	24,778	51,379	27,050

Net income (loss)	(51,212)	96,613	(338,958)	151,051

Foreign currency translation adjustment	27,505	-	27,505	2,394

Comprehensive net income	(23,707)	96,613	(311,453)	153,445

Basic and diluted weighted average shares outstanding	689,320,946	691,200,000	690,554,055	691,200,000

Basic and diluted net earning (loss) per share	$ 0	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

MOVING BYTES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$ (338,958)	$ 151,051
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	61,666	92,568
Gain on sale of building	(5,432)	-
(Increase)/decrease in current assets:
Accounts receivable	(95,498)	(81,898)
Inventory	(313,600)	62,705
Other receivable	(209,139)	(72,841)
Deposits	137	(1,370)
Advances to suppliers	171,371	254,522
Prepaid expense	(33,860)	6,053
Increase/(decrease) in current liabilities:
Accounts payable	(1,922)	(71,066)
Payroll payable	72,551	132,378
Unearned revenue	198,135	17,168
Welfare payable	18,841	(54,348)
Other payable	70,152	20,902
Net cash provided by (used in) operating activities	(405,556)	455,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on intangible asset	(168,255)	(26,350)
Payment on purchase fixed asset	-	(30,994)
Receipt of cash on disposal of building	540,051	-
Net cash provided by (used in) investing activities	371,796	(57,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short term loan	(59,000)	(675,560)
Proceeds on long term loan	-	222
Net cash used in financing activities	(59,000)	(675,338)

EFFECT OF EXCHANGE RATE ON CASH	27,505	2,394

NET DECREASE IN CASH & CASH EQUIVALENTS	(65,225)	(274,464)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	191,165	378,711

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 125,910	$ 104,247

The accompanying notes are an integral part of these financial statements.

MOVING BYTES, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Moving Bytes Inc. (“Moving Bytes”) was incorporated under the Canada Business Corporations Act on December 23, 1991. On August 19, 2005, Moving Bytes Inc. acquired 9,970,000 shares of common stock, par value $0.001 per share, of China International Enterprise Corp. (CIEC), representing 100% of the issued and outstanding capital stock of CIEC under a share exchange agreement dated August 15, 2005 (the “Share Exchange”). Moving Bytes, Inc. was incorporated under the Company Act of British Columbia, Canada. Under the Share Exchange Agreement, the Company agreed to issue an aggregate of 638,080,000 shares of common stock of Moving Bytes to the CIEC shareholders, representing 92.87% of the issued and outstanding capital shares of Moving Bytes, giving effect to the Share Exchange.

The Share Exchange has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CIEC obtained control of Moving Bytes. Accordingly, the merger of the two companies has been recorded as a recapitalization of CIEC, with CIEC being treated as the continuing entity. The financial statements of the legal acquiror are not significant; therefore, no pro forma financial information is submitted.

CIEC owns 100% of the issued and outstanding shares of common stock, par value $1.00 per share, of Heng Xing Technology Group Development Limited owns 100% of the issued and outstanding shares of Shenzhen Hengtaifeng Technology Co., Ltd. ("HTF" or the "Operating Company"), a company organized under the laws of People's Republic of China ("PRC"). On December 14, 2004, CIEC entered into an agreement with all the shareholders of HXT to acquire all of the outstanding stock of HXT. The acquisition has been recorded as a recapitalization of HXT, with HXT being treated as the continuing entity.

HXT is a British Virgin Islands Corporation, which was incorporated on May 28, 2004. HXT is authorized to issue 50,000 shares of common stock of $1 par value. HXT is a non-operative holding company of Shenzhen Hengtaifeng Technology Co. Ltd. (“HTF”). On December 14, 2004, HXT entered in to an agreement with all the shareholders of HTF to acquire all of the outstanding stock of HTF.

HTF was founded in High & New Technology Industry Zone in the city of Shenzhen, Guangding Province of People’s Republic of China on July 1995, under the name Shenzhen Guangba Trade Development Co., Ltd. The Company amended its name to Shenzhen Hengtaifeng Technology Co. Ltd. on May 12, 2000. The Company is primarily engaged in developing and distributing software and hardware systems on housing fund, guarantee information management, and home plan management in the People’s Republic of China.

MOVING BYTES, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Moving Bytes and its wholly owned subsidiary, CIEC and its wholly owned subsidiary, HXT and its wholly owned subsidiary, HTF (collectively, “the Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the period ended September 30, 2005 include Moving Bytes (from the acquisition date) and CIEC, HXT and HTF (for full period) while the historical results for the period ended September 30, 2004 includes only HTF.

Use of Estimates

The preparation of financial statements in conformity with generally accepted  accounting  principles requires management to make estimates and assumptions  that  affect  the  reported  amounts  of  assets and liabilities and disclosure of contingent assets and liabilities at the date  of the financial statements and the reported amounts of revenues and  expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $124,340 as of September 30, 2005

Advances to Suppliers

The Company advances to certain vendors for purchase of its material in order to receive bulk discount and reserve the unit cost of the merchandise at a bargain rate. Once the inventory is received by the Company, the advance is adjusted against the purchased price. The advances to suppliers amounted to $132,075 as of September 30, 2005.

Inventories

Inventories comprised of software Compact disk, Computer server and macro-storage equipment. Inventories are valued at the lower of cost (determined on a weighted average basis) or market. .

MOVING BYTES, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of: 30 years for building, 10 years for machinery, 5 years for office equipment and 8 years for vehicles.

On May 21, 2005, the Company sold a building, for $540,051 with a book value of $516,365. The Company recorded a gain of $5,432 net of $18,254 of selling expense.

Software development costs

The Company capitalizes certain computer software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value.  Capitalization ceases when the product or enhancement is available for general release to customers.

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product.  If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount which the unamortized software development costs exceed net realizable value.  Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.  144,  "Accounting  for  the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment  or  disposal  of  long-lived  assets  and  supersedes  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be  Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30,  "Reporting  the  Results  of  Operations  for  a Disposal of a Segment of a Business."  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that  event,  a  loss  is  recognized  based on the amount by which the carrying amount  exceeds  the  fair  market  value  of  the  long-lived  assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review,  the Company  believes  that,  as  of  December 31,  2004,  there  were  no significant impairments  of  its  long-lived  assets.

MOVING BYTES, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers or services has been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

License Revenue.  The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable.  Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs.  If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer.  Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer.  For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin (“ARB”) No. 45 and SOP 81-1.

Services Revenue.  Revenue from consulting services is recognized as the services are performed for time-and-materials contracts and contract accounting is utilized for fixed-price contracts.  Revenue from training and development services is recognized as the services are performed.  Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue. The maintenance revenue was insignificant during 2004.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the quarter September 30, 2005 was insignificant.

Research and Development Costs

Research and development costs are charged to operations as incurred and amounted to $201,138 and $124,791 for the nine month periods ended September 30, 2005 and 2004, respectively.

MOVING BYTES, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. Through December 31, 2004, the Company has not granted any stock options.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the Shenzhen local tax bureau, the Company will also have half of its income taxes exempt from 2005 to 2007.

Foreign Currencies Translation

Assets and liabilities in foreign currency are recorded at the balance sheet date at the rate prevailing on that date.  Items of income statement are recorded at the average exchange rate.  Gain or loss on foreign currency transactions are reflected on the income statement.  Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan.  Cumulative translation adjustment amount and translation adjustment gain amounted to $38,319 for the nine months ended September 30, 2005.

MOVING BYTES, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows:

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Recent Pronouncements

 In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2005, the EITF reached consensus on Issue No.  05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception.  The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

MOVING BYTES, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

3.

OTHER RECEIVABLE

Other receivable consists of the following at September 30, 2005:

Subsidy receivable	$ 21,991
Loans receivable	423,500
Total	$ 445,491

The Company has a subsidy receivable from the local government amounting $63,185 for enhancement of the Company’s technology.

As of September 30, 2005, the Company has a short term loan receivable amounting $423,500 to Tongze, a non related party.  The loan term for one year with 6.138% annual interest rate.  The loan is payable by May 23, 2006 with principal and interest. Through September 30, 2005, the Company has charged $4,567 as interest on this loan.

4.

SHORT TERM LOAN

As of September 30, 2005, we had a short term loan payable in the amount of $62,000 to a bank. The loan is secured by property owned by our CEO and becomes due and payable on January 27, 2006.

5.

EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The  Company  makes  annual  pre-tax contributions  of  14%  of  all  employees'  salaries. The total expense for the above plan amounted to $7,072 for nine month periods ended September 30, 2005.

6.

STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has to allocate 10% of its annual net income, however; the Company did not need to allocate statutory reserve due to negative net income on September 30, 2005. The accumulated statutory reserve at September 30, 2005 amounted to $6,867.

7.

STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)

Making up cumulative prior years’ losses, if any;

MOVING BYTES, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(ii)

Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(iii)

Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

(iv)

Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund; however the Company did not allocate any contribution in the statutory reserve for the nine months ended September 30, 2005 due to negative net income.

8.

SHAREHOLDERS’ EQUITY

The Company was incorporated on May 28, 2004 in the territory of the British Virgin Islands. The Company issued 100 shares of its common stock of $1 par value to its founder on its inception.

On December 14, 2004, the Company entered in to an agreement with the shareholders of HTF to acquire all the issued and outstanding stock of HTF for HK$2 (US $0.25). The shareholders of the Company owned HTF, prior to acquisition, in the same ratio as of their ownership ratio in the Company.

The acquisition has been recorded as a recapitalization of HTF, with HTF being treated as the continuing entity.  The historical financial statements presented are those of HTF. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquiror are not significant; therefore, no pro forma financial information is submitted.

Option grants

As a result of the share exchange agreement, CIEC assumed the following options and warrants issued by Moving Bytes, Inc.: option to acquire 3,000,000 shares at an exercise price of $0.075 expiring on October 31, 2005.

9.

MAJOR CUSTOMERS AND VENDORS

Major customers and vendors represent those who accounted for 10% or more of the Company’s total net revenue or purchase, respectively.

The Company has one major customer who provided 11% of the Company’s sales for the amount of $51,709 in the year ended September 30, 2005.

One major vendor provided 66% of the Company’s purchases for the year ended September 30, 2005. The Company did not have a payable to this vendor on September 30, 2005.

MOVING BYTES, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company extends credit to its customers based upon its assessment of their creditworthiness and generally does not require collateral.

10.

COMMITMENT, CONTINGENCY & ILLEGAL ACT

Commitment:

HTF leases approximately 640 square meters of space it uses for its executive offices and operations in Shenzhen, China from Shenzhen Chuangwei-RGB Electronic Co., Ltd. The lease is for a term of three years from February 25, 2003 to February 24, 2006 at a monthly rent of approximately $4,400 (including property management and area condition maintenance fees). The rent is subject to adjustment by the landlord after February 25, 2005. The lease is renewable for an indefinite period of time upon one month's prior notice. HTF receives a rent subsidy of approximately $1,546 per month from July 1, 2003 to February, 2005 under the Agreement for the Entrance of Software into Shenzhen Software Enterprise Zone dated June 10, 2003.

The Company leases a sales office of in Beijing, China on a year to year base. The current term is from January 1, 2005 to December 31, 2005 at a monthly rent of $1,561 (including management and air-condition maintenance fees).

Future lease commitment for the twelve month periods ended December 31 is as follows:

2005	$ 53,028
2006	5,716
Total	$ 58,744

Contingency & illegal act:

On December 15, 2003, the Company purchased a property for $513,577 (RMB4,250,724). On December 24, 2003, the president of the Company borrowed $359,129 (RMB2,970,000) from China Xing Ye Bank, Shenzhen Xiang Mi Hu Branch. The Loan was obtained by mortgaging the property owned by the Company. The term of the loan was from December 31, 2003 to December 31, 2023 with an installment payable each month during the term of the loan. The Company’s by-laws did not permit such an act by an officer of the Company.

The Company sold the property on April 20, 2005 for $540,050 (RMB4,463,230). The Company paid a commission fee of $18,253 (RMB150,858) to a Consultant

11

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

MOVING BYTES, INC AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange.  The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company does not maintain fire, theft or liability insurance. The Company is exposed to various risks of loss related to torts; theft of, damage to and destruction of assets; error and omissions and natural disasters.

12

ACQUISTION

Moving Bytes Inc. entered into a Share Exchange Agreement, (the “Share Exchange Agreement”) dated as of August 15, 2005, to effectuate a share exchange with all of the shareholders of China International Enterprise Corp. (“CIEC”). The Share Exchange Agreement was closed on August 19, 2005.

Under the Share Exchange Agreement, Moving Bytes agreed to issue an aggregate of 638,080,000 shares of common stock of Moving Bytes to the CIEC Shareholders, representing 92.87% of the issued and outstanding capital shares of Moving Bytes giving effect to the Share Exchange. As a condition to the closing of the Share Exchange, Warner - a major shareholder of Moving Bytes, also agreed to surrender to Moving Bytes for cancellation, a certificate or certificates for an aggregate of 126,446,065 shares of Moving Bytes so that Warner would own 12,800,000 shares of Moving Bytes after the cancellation. As conditions to the obligation of Moving Bytes to close the Share Exchange Agreement, this Current Report on Form 8-K to report the entering into of the Share Exchange Agreement was required to have been filed and Warner is to be paid a $350,000 fee as reimbursement for legal, accounting and other expenses. As disclosed in Note 1, the exchange of shares with Moving Bytes has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CIEC obtained control of Moving Bytes.

As a part of the acquisition agreement, Moving Bytes sold, assigned, transferred, conveyed and delivered to Warner all of Moving Bytes’ rights, title and interests whatsoever in and to all of the Assets. Warner also jointly and severally assumed and agreed to timely pay or discharge Moving Bytes’ obligations with respect to all of the liabilities of Moving Bytes , of any kind or nature existing as of the date of the acquisition. Warner also agreed to indemnify and hold Moving Bytes and its directors, officers, shareholders, affiliates and subsidiaries harmless from any liability or claims for performance or non-performance by Warner of such duties and obligations.

In connection with the Share Exchange Agreement, HTF also entered into a letter agreement, dated as of August 19, 2005, with American Union Securities, Inc., a former shareholder of Moving Bytes and CIEC (the "AUS Letter Agreement"). Under the agreement, AUS agreed to provide certain financial and consulting services to HFT in connection with the Share Exchange in exchange for a fee. amounting $200,000, of which $100,000 had already been paid to AUS prior to the Share Exchange, and the remaining $100,000 was paid upon the Closing of the Share Exchange.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

Overview

Moving Bytes, Inc. (“we,” “us” or the “Company”) was incorporated under the Canada Business Corporations Act on December 23, 1991. The Company entered into a Share Exchange Agreement dated as of August 15, 2005 (“August 2005 Share Exchange”), pursuant to which it acquired 100% of the outstanding shares of China International Enterprises Corp., a Delaware corporation (“CIEC”), from all of the Shareholders of CIEC. Following the August 2005 Share Exchange, the Company became the holding company for CIEC, which is a holding company for, and owns 100% of Heng Xing Technology Group Development Limited. (“XHT”), a British Virgin Islands company.  XHT, in turn, owns 100% of the shares of Shengzhen Hengtaifeng Technology Co., Ltd., a People’s Republic of China (“PRC”) corporation (“HTF”).  HTF is a provider of applications software and systems integration services in China. Specifically, HTF develops, produces, and markets Housing Accumulation Fund Software, credit guarantee management software, family planning software and property management software.  HTF also markets software products produced by other companies as a value-added reseller.  In addition, HTF sells installation and related systems integration services at an additional cost to the customer.

During the quarter ended September 30, 2005, HTF completed development and began marketing a JAVA-based version of its Housing Accumulation Fund Software.  HTF spent approximately $67,850 on the development of this new software.

Also during the quarter ended September 30, 2005, our management began a more aggressive marketing program for our credit guarantee software and Housing Accumulation Fund Software by sending salespeople to more potential customers and  inviting potential customers to try and comment on HTF’s new products.  As a result of these activities, since October 2005, we have obtained four new clients for Housing Accumulation Fund Software and credit guarantee software. The amount of revenue to be generated by each client ranges from $65,000 to $175,000.

Results of Operations

Nine months Ended September 30, 2005

Sales and Gross Profit

Net sales for the nine months ended September 30, 2005 were approximately $867,767 compared to approximately $1,069,490 for the nine months ended September 30, 2004, a decrease of $201,723 or approximately 19%. The decrease in net sales in 2005 was primarily attributable to the decrease in the net sales of our Housing Accumulation Fund Software (approximately $336,721), offset by the increase in sales of credit guarantee software (approximately $115,567). The primary reason for the decrease in sales of Housing Accumulation Fund Software is that we have been focusing on the research and development of the new JAVA-based Housing Accumulation Fund Software, which we believe has better market potential than the existing version of this software.

Sales of our credit guarantee software for the nine months ended September 30, 2005 increased by $115,567, or 176%, from $65,398 for the nine months ended 2004. The increase was primarily due to increased market demand for such products.

Gross profit for the nine months ended September 30, 2005 was approximately $571,748, compared to $706,596 for the nine months ended September 30, 2004, a decrease of $134,848, or approximately 19.1%.  The decrease in gross profit was primarily due to the decrease in sales and revenues as mentioned above.

For the nine months ended September 30, 2005, approximately 40.2% of sales were made to our 10 largest customers, approximately 25.4% of our sales were made to our 5 largest customers and approximately 7.1% of sales were made to our largest customer. For the nine months ended September 30, 2004, approximately 60.6% of our sales were made to our 10 largest customers, approximately 41.5% of our sales were made to our 5 largest customers and approximately 10.7% of sales were made to our largest customer.

During the first nine months of 2005, approximately 64.5% of sales of Housing Accumulation Fund software were made to the ten largest purchasers and 46.4% to the five largest purchasers of this product.

During the first nine months of 2005, approximately 89.3% of all sales of credit guarantee software were made to ten customers and approximately 55.4% of all sales were to the five largest customers for this product.

During the first nine months of 2005, approximately 69.6% of sales of IT products and Systems Integration Services were made to our ten largest purchasers and 51.1% of sales were made to the five largest purchasers of those products and services.

Cost of Sales

Cost of sales for the nine months ended September 30, 2005 decreased to approximately $296,019, or approximately 18%, from approximately $362,894 for the nine months ended September 30, 2004.

The changes in cost of revenues are attributable to changes in sales levels for the following categories of our products: the cost of revenue of Housing Accumulation Funds software in the first nine months of 2005 decreased to $44,030 from $129,262 in the first nine months of 2004 because of the decrease in sales due to changes in our product line, as mentioned above. The cost of revenue for credit guaranty software decreased to $4,260 in the first nine months of 2005 from $10,783 in 2004 because of the inclusion in 2004, due to a corresponding delay in revenue recognition, of costs which would have been accounted for in 2003, which resulted in higher costs reported for that period; there was no such adjustment in costs required in the first nine months of 2005. The cost of revenues for IT products and systems integration services was $245,186, an increase of approximately $24,181 from $221,005 for the same period in 2004; the increase was a result of the increase in sales. There was no revenue, and therefore no cost of revenue, from sales of property management software in the first nine months of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the nine months ended September 30, 2005 were approximately $760,947, or approximately 88% of net sales, compared to approximately $457,804, or approximately 43% of net sales, for the nine months ended September 30, 2004. The increase in general and administrative expenses primarily resulted from transactional expenses associated with the Share Exchange (approximately $200,000), the increase in salaries for R&D personnel (approximately $49,000), and increased advertising expenses (approximately $29,000).

Income Taxes

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the Shenzhen local tax bureau and we will pay one-half of the standard tax rate of 15% in Shenzhen Special Economic Zone during the fiscal years ending December 31, 2005 through December 31, 2007 and the standard tax rate of 15% in Shenzhen Special Economic Zone for fiscal years occurring after December 31, 2007.

Liquidity and Capital Resources

As of September 30, 2005, we had a short term loan payable in the amount of $62,000 to a bank. The loan is secured by property owned by our CEO and becomes due and payable on January 27, 2006.

We currently finance our operations and capital expenditures through cash flows from short term loans and operations. Net cash used by operating activities for the nine months ended September 30, 2005 was $405,556, as compared to $455,824 in net cash provided by operating activities for the nine months ended September 30, 2004. The decrease in net cash provided by operating activities in the first nine months of 2005 was primarily a result of additional expenses associated with the August 2005 Share Exchange, an increase in inventory and an increase in selling, general and administrative expenses, as described above.

Net cash used in financing activities for the first nine months of 2005 was $59,000, as compared to $675,338 for the first nine months of 2004. The decrease in net cash used in financing activities in the first nine months of 2005 was primarily the result of a decrease in payments on short term loans from $1,089,000 in the first nine months of 2004, offset by the loan we obtained in the amount of $423,500, to $59,000 in the first nine months of 2005.

We anticipate that we will need to raise approximately $5 million to finance our operations over the next 12 to 18 months; although we intend to obtain the financing through sales of our securities, we cannot ensure that we will be able to do so.

Accounts Receivable

The increase in accounts receivable from $255,290 at December 31, 2004 to $350,788 for the nine months ended September 30, 2005 is primarily attributable to a decrease in the allowance for doubtful accounts ($124,340) as compared to that of December 31, 2004 ($188,197). The allowance for doubtful accounts for the interim period ended September 30, 2005 has not been adjusted to account for the ages of receivables.

The increase in other receivables from $236,352 at December 31, 2004 to $445,491 at September 30, 2005 resulted primarily from loans to a non-related party.

Inventory

Total inventory increased to $625,646 at September 30, 2005 from $312,046 at December 31, 2004. Our cost of raw and packing materials increased from $130,941 at December 31, 2004 to $268,174 at September 30, 2005 as a result of delays in our receipt of certain raw materials which had been paid for in 2004. Finished goods decreased from $85,486 at December 31, 2004 to $111,870 at September 30, 2005, primarily due to delayed recognition of such goods as a cost of sales, which resulted from delayed recognition of revenues from such sales.

Accounts Payable

Accounts payable and accrued expenses decreased from $17,650 at December 30, 2004 to $15,728 at September 30, 2005, primarily as a result of the fulfillment of payment obligations as they became due.

Cash

Cash and cash equivalents decreased from $191,165 at December 31, 2004 to $125,910 at September 30, 2005, primarily as a result of the payment of expenses associated with the August 2005 Share Exchange, which was offset by the short term loan obtained in January 2005.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 1 to our consolidated financial statements, “Summary of Significant Accounting Policies.” Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflects the more critical accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers or services has been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

License Revenue.  The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable.  Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs.  If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer.  Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer.  For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin (“ARB”) No. 45 and SOP 81-1.

Services Revenue.  Revenue from consulting services is recognized as the services are performed for time-and-materials contracts and contract accounting is utilized for fixed-price contracts.  Revenue from training and development services is recognized as the services are performed.  Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue. Maintenance revenue was insignificant during 2004.

Accounting for Long-Lived Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting  the  Results of Operations for a Disposal of a Segment of a Business. " We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, we believe that, as of September 30, 2005, there were no significant impairments of our long-lived assets.

Bad debts

Our business operations are conducted in the PRC. During the normal course of business, we extend credit to our customers based upon our assessment of their credit worthiness and generally do not require collateral.

Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of our CEO and CFO for the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2005. Based on that evaluation, our officers concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was reported.

There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

PART  II – OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K.

Exhibits

21.1     Subsidiaries of Moving Bytes Inc.

31.1     Certification of Chief Executive Officer pursuant to Rules 13a-14(a) as adopted,

pursuant to Section 302 of the Sarbanes-Oxley Act of 2202.

31.2     Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) as adopted,

      pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18

            U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVING BYTES INC.

(Registrant)

Date: November 14, 2005	/s/ Yuanqing Li
Yuanqing Li
CEO

Date: November 14, 2005	/s/ Dinghong Shen
Dinghong Shen
CFO