Form 10KSB
period 2006-12-31
CHINA SOFTWARE TECHNOLOGY GROUP CO LTD
filed 2007-04-06
CIK 1085104

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-KSB
____________________

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File Number 000-30058

China Software Technology Group Co., Ltd.
(Name of small business issuer in its charter)

Delaware	04-2621506
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

Skyworth Building, No. 5, Floor 6, Block A, Hi-Tech Industrial ParkNanshan District, Shenzhen P.R.China	518057
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code +86-755-2674-3553

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

    Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.

Yes [ ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year: $2,151,435 for the fiscal year ended December 31, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

    The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's common stock as quoted on the OTC Bulletin Board on March 30, 2007, was approximately $2,092,103.

On March 30, 2007, the issuer had 21,502,568 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [  ] No: [X]

China Software Technology Group Co. Ltd.
Form 10-KSB

Table of Contents

Forward-Looking Statements and Associated Risk

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements and Associated Risk and Other Information About This Annual Report

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for similar statements by certain existing public companies, does not apply to us because our stock qualifies as “penny stock.”

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi), which we use as our functional currency. Results of operations and cash flow are translated at average exchange rates during the reporting period, and assets and liabilities are translated at the end-of-period exchange rates. According to the currency-exchange website Xe.com, as of March 26, 2007, $1 = 7.7374 yuan.

Company History

    China Software Technology Group Co., Ltd. (“we,” “us,” the “Company,” or “China Software”) is a Delaware corporation which was redomiciled from British Columbia on November 14, 2006. We were incorporated in British Columbia under the name Jackpine Mining Co., Inc. on December 23, 1991 and changed our name to US Voice Telemanagement, Inc. on July 10, 1996. On June 19, 2000 the Company was continued under the Canada Business Corporations Act by filing Articles of Continuance under that Act and the Company also changed its name to E*Comnetrix Inc. On July 24, 2002 the Company changed its name to Moving Bytes, Inc. and on March 23, 2006 the Company changed its name to China International Enterprises Inc..

    On November 14, 2006, we filed a Certificate of Incorporation with the Delaware Secretary of State under our new name, "China Software Technology Group Co., Ltd." and also simultaneously filed a Certificate of Domestication whereby China International Enterprises Inc., the Canadian company, was re-domiciled in Delaware under the Company's new name. Effective on the opening of business on November 16, 2006, our common stock began trading on the National Association of Securities Dealers’ OTC Bulletin Board under the symbol CSWT.OB.

    On August 19, 2005 we entered into a Share Exchange Agreement pursuant to which we acquired 100% of the outstanding stock of HXT Holdings, Inc. a Delaware corporation originally called China International Enterprises Corp. (the name of such company was changed in August 2006) which we refer to as "HXT Holdings." HXT Holdings in turn owns 100% of the outstanding stock of Heng Xing Technology Group Development Limited, a British Virgin Islands corporation which we refer to as "XHT." XHT's only asset is 100% of the stock of Shenzhen Hengtaifeng Technology Co., Ltd., a People's Republic of China ("PRC" or “China”) corporation we refer to as "HTF." HTF is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT.

      The result of the above transactions, as set forth in the following diagram, is that HXT Holdings is our direct wholly owned subsidiary and both of XHT and HTF are now our indirect wholly-owned subsidiaries.

China Software Technology Group Co., Ltd. (“China Software”)

| 100%

HXT Holdings, Inc. (“HXT Holdings”)

| 100%

Heng Xing Technology Group Development
Limited (“XHT”)

| 100%

Shenzhen Hengtaifeng Technology Co., Ltd.(“HTF”)

Our Business

    We are a Delaware corporation that owns a software company organized under the laws of, and operating in, China. The software company operating in China, which we hold through HXT Holdings and XHT, is Shenzhen Hengtaifeng Technology Co., Ltd., or HTF. Neither we nor HXT Holdings nor HXT has any operations other than acting as a holding company and management company for HTF and raising money for its operations. In this annual report, for the sake of convenience and where context allows, we sometimes use the words “we,” “us,” and the “Company” to refer to us together with our subsidiaries, or to refer to HTF alone.

    HTF is a provider of applications software and system integration services in China. Specifically, HTF develops and produces four types of industry-specific software and provides related systems-integration services to customers purchasing its proprietary products at no additional charge. In addition, HTF markets software products produced by other companies as a value-added reseller; in such cases, HTF provides installation and related systems-integration services at an additional cost to the customer.

    HTF currently markets its products and services exclusively within the PRC. Our software application products are highly specialized and designed for use in targeted industries as well as developed to meet the specified needs of our customers. Once we have developed a product line, we may seek to market it to other customers in the same or similar industries. To date, we have developed and sold four types of applications software: housing accumulation fund software, credit guarantee software, family planning software and property management software.

    Our core product is Housing Accumulation Fund software, which accounted for 36% of our revenues in 2006. HTF entered this market in 1996 and has more than 150 customers in over 25 provinces throughout China. Our Housing Accumulation Fund software provides information-management and -sharing capabilities to a variety of groups of participants in China's Housing Accumulation Fund program, a social welfare program funded by contributions from workers and their employers which provides employees with savings accounts intended to enable them to purchase housing. The program was instituted in 1991 by the PRC Ministry of Construction and is administered by regional Housing Accumulation Fund Centers, which in turn are under the supervision of local governments, the Ministry of Construction and the Ministry of Finance.

    Our Housing Accumulation Fund software is available in four versions, which are tailored for use by different kinds of participants in the program: a "User" version, which enables the contributing employers and employees to submit and retrieve information regarding the accounts; a "Center" version, for use by the local and regional branches that administer the program and manage the contributed funds; a "Bank" version, for use by the commercial banks where the funds are deposited and held; and a Supervisor's version, for use by the government agencies that supervise the regional Centers. Sales of Housing Accumulation Fund software accounted for approximately 36% of HTF's revenues in 2006.

    Our Credit Guarantee software is designed to provide an information-management and record-keeping system for entities that provide credit guarantees to prospective borrowers of funds. China's Credit Guarantee System was established by the National Economic and Trading Commission in 1999 in order to facilitate the financing of small and medium-sized enterprises ("SMEs"), which often have difficulty obtaining bank loans. The government-sponsored Credit Guarantee System supplements the existing commercial credit guaranty industry, which is composed of various for-profit commercial enterprises. Under the Credit Guarantee System, government-funded local and regional agencies and non-profit organizations provide guarantees to enable SMEs to obtain loans. Our software, which was developed at the request of one such local agency, provides a means of collecting and organizing data from SMEs and performs risk-management functions, such as financial analysis, credit evaluation and risk estimation. The software is marketed for use both by participants in the government-sponsored system and by private, commercial credit guarantors. Since its development in 2003, this product has experienced rapid sales growth. We believe our product is the first credit guarantee software available in China, and as of the date of this annual report, we are not aware of any other professional software company that is marketing a competing product. Sales of Credit Guaranty software accounted for 26 % of HTF's revenues in 2006.

    Our property management software was developed as a number of customized products designed at the request of some of our Housing Fund Accumulation software customers and related customers. The primary function of our property management software is to provide users with access to official government property ownership and use rights registries and enable them to search the databases for records on file. We hope to be able to market our property management software to real estate exchange centers, commercial property management companies, government property management bureaus, real estate developers and real estate agents in the future. Customers currently using HTF's property management software include four government property management bureaus, one commercial real estate developer and one real estate agent. As of December 31, 2006, sales of property management software have been sporadic and have not generated significant revenues.

    Family planning software is our newest product. HTF began developing this product in 2003 for use by government family planning management departments, public education organizations and nonprofit family planning associations, and recently completed its first sales of the software.

    Our family planning software is designed for use in connection with the national network for disseminating family planning information which was established pursuant to a mandate by the PRC government. The product creates a large-scale, networked database that can be accessed by users. Its functional capabilities include data collection and processing, statistical reporting, search engine features, an "early warning" system for monitoring rapid population increases and system maintenance. Sales of family planning software accounted for approximately 2% of our revenues in 2006.

    In addition to our four lines of proprietary software products, we also offer software products made by other manufacturers as a value-added reseller. In such cases, we provide installation, configuration and related systems integration services. We currently market products made by two other companies: Lenovo, which is the largest information technology company in China, and Microsoft(R). Sales of such products and services accounted for 36% of our revenues in 2006.

    Our U.S. executive offices are located at 100 Wall Street, 15th Floor, New York, New York 10005 and our telephone number is 212-232-0120. HTF's principal offices are located at No.5 Floor 6, Block A, Skyworth Building, Hi-tech Industrial Park, Nanshan District, Shenzhen, 518057, P.R.China. Shenzhen is a southern Chinese city which is located near Hong Kong.

Products and Services

Housing Accumulation Fund Software

The system of a public accumulation fund for housing construction in China was introduced in 1991 by the PRC Ministry of Construction. "Housing Accumulation Funds" are long-term housing reserve accounts which are maintained for the benefit of employees and are funded with mandatory contributions by both the employees and their employers. The contributions are deposited in accounts at designated commercial banks ("Bank") and managed by regional Housing Accumulation Fund Management Centers ("Centers"), which in turn are supervised by local governments, the PRC Ministry of Construction and the PRC Ministry of Finance (collectively referred to as "Supervisors").

    Although employees own their respective shares of the Housing Accumulation Funds, they do not have any control over the investment of the funds. An employee can withdraw his or her respective share of the funds in any of the following situations: to purchase, build or renovate a home; to retire; if unable to work; if the employee is relocating outside of China; if the employee is repaying debt secured by a mortgage; or if the employee's rent exceeds a designated percentage of his salary.

    The Housing Accumulation Fund program was established by the PRC Government as a social welfare system in an attempt to address the problems of low employee salaries and insufficient savings for purchasing housing. It was designed as a stable, long-term reserve fund for improving housing conditions. The PRC Central Government State Council issued "Administrative Regulations for Housing Accumulation Funds" on March 24, 2002 to promote and more effectively manage the system. By the end of 2002, the regulations had been adopted in nearly 2,000 counties across China and the total amount by the PRC Government deposited in the system had reached approximately RMB 500 billion (approximately U.S. $62.5 billion).

    HTF developed its first version of Housing Accumulation Fund software in 1996. By the end of 2006, HTF had sold a total of over $6 million of such software. HTF currently holds registered PRC copyrights on this product category and sells to over 150 customers in over 25 provinces in China. HTF had $799,891 in revenues for this product category in the fiscal year ended December 31, 2006, and $899,875 in the fiscal year ended December 31, 2005. Approximately 69% of sales of Housing Accumulation Fund software were made to the ten largest purchasers and 53% to the five largest purchasers of this product.

    Our Housing Accumulation Fund software provides a complete, computerized information management solution for the national Housing Accumulation Fund Management system. The Housing Accumulation Fund system involves four types of users: Housing Accumulation Fund Management Centers, which are local government agencies that manage and administer the system; Supervisors, as described above; designated commercial banks where the contributed funds are deposited and held; and the participating employees and employers, which include a large number of government offices, state-owned and private companies, for-profit and non-profit organizations that contribute to the funds (collectively "Units").

    HTF offers four versions of its Housing Accumulation Fund software --- a "Center version", a "Supervisor version", a "Bank version" and a "Unit version". Each of these versions was developed to serve the specific needs of the various groups of participants, allowing them to create, manage and analyze a database of information relating to Housing Accumulation Funds, including employee information, deposits and withdrawals, individual loans, housing subsidies, housing purchases and sales, property records and other information. HTF believes it was the first company to bring Housing Accumulation Fund software to market, and, to our knowledge, it is still the only company in the industry that offers multiple, user-specific "versions" of this type of software.

    The four versions of software are compatible with each other and with products sold by other companies, allowing data to be migrated and reconciled from one user's system to another.

    Thus, the original data recorded by each Unit (including personal and account information for each employee participating in the system) is automatically submitted via telephone modem or through an internet network to its regional Center, which records the information in the designated employee account and automatically produces relevant documentation for each account. The documentation is then forwarded to the designated bank for the fund, which performs clearing and settlement using the Bank version software.

    Supervisors can use their version of the software to retrieve relevant data from the Centers and the Banks and receive detailed information concerning deposits, withdrawals and loans through the statistical reporting and analytical functions.

    At the end of each month, users can run checks through a special "module"
to reconcile their information with that of the other users in the system, thereby ensuring the accuracy of data at each point in the system. Centers can also use the software to produce statistical reports and perform analysis for decision-making.

    Our software replaces the previous system of manual input and handling of information, which often produced errors, especially with the dramatic increase in the number of employees participating in the system, and which we believe was inefficient. We believe that by automating many of the recordkeeping functions which were formerly performed by hand, our software system provides more scientific, robust, and efficient management for the national Housing Accumulation Fund system and standardizes the flow of information among the various different types of users in the system.

    The design and operation of any applications software must be based on certain operating systems and database platforms. The software structure design must also meet the needs of clients' current and future businesses. We believe that HTF's Housing Accumulation Fund software series meets these criteria. Our products are compatible with most international operating systems and database platforms, and are designed to meet the complicated needs of different customers, as described below. Certain characteristics of HTF's Housing Accumulation Fund software are set forth below:

•	Operating system: supports Microsoft Windows and UNIX operating systems
•	Development platform: Sybase Powerbuilder
•	Database: simultaneously supports multiple databases such as Microsoft SQL Server, Informix, Oracle and Sybase.
•	Software system structure: combines B/S (internet browser server maintained by the internet service provider) and C/S (the local area network server maintained by customer)

     HTF's software products are designed with various different functions packaged in discrete modules; this modular design allows users to select individual functions according to their specific needs when purchasing our software. We believe that this ability to customize the functionality of our products to meet the specific needs of our customers will enable us to effectively address their changing requirements.

Credit Guarantee Software

    HTF began to develop its credit guarantee software in 2002, at the request of the Shenzhen City Small-to-Medium-Sized Enterprises Credit Guarantee Center. The project was funded by a $36,000 (RMB 300,000) grant from the Shenzhen Science & Technology Bureau, which we received in 2003. In September 2003, HTF released its first version of the software, "Credit Guarantee Management Information System," which was then successfully implemented in Shenzhen City Small-To-Medium-Sized Enterprises Credit Guarantee Center. The product generated approximately $552,700 (RMB 4,406,000) of revenue in 2006 and approximately $432,000 (RMB3,544,000) in revenue in 2005. Sales of the product accounted for 26% of our revenues in 2006.

    China's Credit Guarantee System was established by the National Economic and Trading Commission in 1999 in order to facilitate the financing of small and medium-sized enterprises ("SMEs"), which have difficulty obtaining bank loans. The government-sponsored Credit Guarantee System supplements the existing commercial credit guaranty industry, which is composed of various for-profit commercial enterprises. Under the Credit Guarantee System, government-funded local and regional agencies and nonprofit organizations provide guarantees to enable SMEs to obtain loans.

    HTF's software provides a means of collecting and organizing data from SMEs and performs risk management functions, such as financial analysis, credit evaluation and risk estimation. The software is marketed for use both by participants in the government-sponsored system and by private, commercial credit guarantors.

    At present, HTF's credit guarantee software is sold to 54 credit guarantee organizations in Shanxi, Jiangshu, Ningxia, Guangdong, Neimeng, Shandong and other provinces. In 2006, approximately 76% of sales were to the ten largest customers for this product and approximately 36% of sales were to the five largest customers for this product.

As of the date of this prospectus, we are not aware of any other credit guarantee software available in China. Furthermore, we believe that our existing relationships with municipal credit guarantee organizations which purchase our software will enable us to retain a large market share for this product even if competitors enter the field. Based upon statements by the President of China Economics Technology Investment Guarantee Co., Ltd., we estimate that in several years there will be approximately 5,220 credit guarantee entities in China.

    Assuming an average price of approximately $12,100, (RMB 100,000) per system, we estimate that the potential market for this product may be up to $63 million (RMB 521,419,500).

    HTF's credit guarantee management software is based on the Microsoft(R) Visual Studio.net software development platform and database technology. Some basic specifications of the software are as follows:

•	Operating system: supports Microsoft Windows(R) operating system but can also be operated on IBM and HP UNIX operating systems.
•	Development platform: Microsoft Visual Studio.net
•	Database: capable of supporting various different databases such as Microsoft SQL Server, Oracle and Sybase.

    As with our Housing Accumulation Fund software, HTF's credit guarantee software is packaged in modules, allowing users to "customize" their systems by selecting and purchasing particular functions to meet their needs. Presently available functions for this software include business flow control, risk management, data analysis, and decision-making features. It also has two general application modules: a document management module and an office management module, which provide assistance to customers in their daily operations.

Property Management Software

    HTF has developed property management software and real estate exchange and information management systems pursuant to the request of several of its Housing Accumulation Fund software customers and related parties. The software was originally developed as "custom" products and, to date, has been sold only on an occasional basis. Customers currently using our property management software include four government property management bureaus, one commercial real estate developer and one real estate agent. We did not sell any property management software in 2006.

    In China all records related to rights to use real property are filed at local and regional "Real Estate Exchange Centers," which maintain official databases of such information, Real Estate Exchange Centers are subject to supervision by property management bureaus regulated by the PRC Ministry of Construction.

    The primary function of our property management software is to enable users to access official government property ownership and use rights registries. Users can search for official documents on file and process and analyze information relating to property ownership. Although there were no sales of this product in 2006, we have continued to update the software and believe that it could potentially be marketed to the general real estate industry in China. This would include Real Estate Exchange Centers, property management bureaus, commercial property management companies and a large number of real estate agents.

    We estimate that in China there are over 3,000 Real Estate Exchange Centers, about 300 property management bureaus, over 1,000 commercial property management companies and a large number of real estate agents. Based on the foregoing, we estimate that the total potential market for property management software and related systems integration services, which includes various applications software, system software platforms, systems integration and software upgrade services, is approximately $145 million (RMB 1.2 billion).

Family Planning Software

    Family planning software is our newest product. HTF began developing this product in 2003 for use by government family planning management departments, public education organizations and nonprofit family planning associations, and recently completed its first sales of the software. In 2006, we sold family planning software to one customer.

    Family planning is a basic national policy which was officially instituted by the PRC government during the 1970's and 1980's. The PRC government has committed to building a national network for disseminating population and family planning information, and calls for 80% of China's 3,000 counties to have access to a central information system for child-bearing age women in the near future.

    HTF's family planning software is designed for use in connection with such central information system. It creates a large-scale, networked database that can be accessed by users without connecting to the internet and automatically switches between the "online" and "offline" status. The system combines the "internet browser server and client local server" structure.

    HTF's population and family planning management software provides such functions as data collection, processing, statistical reporting, search engine capabilities, an "early warning" system for monitoring rapid population increase and system maintenance. The system is used by different levels of government family planning management departments, public education organizations and family planning associations. The system is intended to automate the input, processing and analysis of information, thereby enabling faster information exchange than is currently possible under the existing manual input system. In addition, by creating a central database which can be accessed by various organizations throughout China, our system will allow for increased sharing of information and data resources, which we believe will improve the quality and consistency of services offered by the organizations participating in the network and allow such organizations to operate more efficiently.

Based upon recent population and demographic statistics, we estimate that the number of potential users of the software is over 400,000. Sales of family planning management software accounted for 2% of revenues in 2006.

Systems Integration Services

    In addition to our four proprietary lines of software products, HTF also markets software products produced by other companies as a value-added reseller. In such cases, HTF provides value-added services, such as installation, configuration and similar systems integration services, for an additional charge over the "base" price of the software. HTF currently has agreements with Lenovo, Inc. (the largest information technology company in China) and Microsoft(R) Corporation pursuant to which we sell value-added systems integration services. Sales of such services accounted for approximately 36% of revenues in 2006. Approximately 89% of sales of systems integration services were made to our 10 largest purchasers and 79% of sales were made to our five largest purchasers of these services.

The Overall Computer Software Market in China

    The overall market for computer software in China has experienced rapid growth in recent years. Considered to be a "strategic industry" by the PRC government, the software industry has received strong support from the PRC government in the form of grants and other funding to individual companies, rewards, preferential tax treatment, patronage by government organizations seeking to establish computerized information and record-keeping systems and encouragement of software exports.

    Modernization efforts in China, including the competitive transformation of many of China’s traditional industries following the country’s entry into the World Trade Organization in 2001, have greatly increased the demand from governments at the national, provincial and local levels for computerized data reporting and information management and exchange capabilities, and the demand from private industry for various operations-related software applications. Given China's status as a "developing nation," we believe that this growth in demand will continue well into the future. To date, much of the Chinese software industry's product offerings have consisted of highly specialized or customized products which target specific industries or geographic markets and have limited applicability to larger, more general audiences. Because design of these products requires specialized knowledge of the Chinese government and its programs and industries specific to China, we believe that barriers to market entry for foreign competitors are high.

    In addition, the Chinese software market consists of a large number of small companies and is highly fragmented. We believe that this creates an opportunity for us to achieve growth and improve our profitability through consolidating acquisitions, which will enable us to realize economies of scale in our operations.

    Under the Software Products Registration Administrative Regulations promulgated by the Ministry of Information Industry in 2001, no software products are permitted to be sold in the PRC unless they are registered with the local authority designated by the Ministry. All of our products are registered with the State Economic Development Bureau and Shenzhen Information Offices.

    Software products include system software and applications software. System software markets are mostly dominated by foreign software manufacturers, while most Chinese software companies, including HTF, are dedicated to the applications software market. Applications software products can be divided into three categories: industry-specialized software, general enterprise software, and generally-used software. Industry-specialized software is designed for use in a particular industry such as telecommunications, finance or taxation. General enterprise software is designed to perform a specific, particular function (such as accounting) but can be used in a number of different industries. Generally-used software is designed to perform a basic computing function (such as internet web browsing, word processing or anti-virus protection) and is widely used by government, private enterprise and individuals for business, personal and recreational purposes. All of our products—Housing Accumulation Fund software, credit guarantee software, property management software and family planning software—are industry-specialized software products.

HTF in the Overall Computer Software Market in China

    As a producer of our own software, from June 2000 through December 2010, we are eligible for a refund of 14% of the value-added tax we pays to be returned to us. If the returned funds are used for operations, these repayments are exempt from income tax.

    HTF was designated a "National Certified Software Company" in 2002. Under the regulations promulgated by the Ministry, "National Certified Software Company" status is accorded only to software companies which own the intellectual property rights to their products and have at least 50% of their employees engaged in research and development. The Company recently hired additional employees, bringing our total number of employees to 83; we intend to hire additional Research and Development employees and thereby regain compliance with the requirement. While such status is not required to produce or sell software in the PRC, it entitled us to certain privileges and benefits.

Housing Accumulation Fund Software Market

    China has 31 provinces and 4 municipalities directly under the PRC central government, in which are located in 332 cities and 2,860 counties. According to the "Administrative Regulations for Housing Accumulation Funds," every city must have one Center and every county must have branch Centers. We estimate that every Center will have at least two banks to work with, that every Center will have about 1,500 Units (employers that deposit funds), and every branch Center will have 350 Units. Therefore, we estimate that there will be approximately 332 Centers, 2,860 branch Centers, more than 6,000 Banks (branches of the five national commercial Banks), and more than 1.5 million Units which can be potential users of our Housing Accumulation Fund software.

    The cost of our Housing Accumulation Fund software to different types of users can vary significantly depending upon which function modules are selected and purchased. The four versions available incorporate different sets of functions and therefore vary substantially in price. For example, the price of the Unit version software is much less than that of the Center version software because it includes fewer function modules. In addition, the Center version software, which incorporates multiple modules, can vary in price depending upon the number and type of modules selected by the customer.

    Based upon the foregoing, we estimate the potential total size of China's Housing Accumulation Fund software market at over $5 billion (RMB 42.3 billion). Within such market, the total potential market for applications software is approximately $430 million (RMB 3.53 billion), the total potential market for related systems integration services is approximately $4.4 billion (RMB 36.02 billion), and the total potential market for other related software services is approximately $170 million.

    Aside from large demand for software and systems integration services from Centers, Banks and employers, we believe that there may also be increasing demand for software and system upgrade services. While a recent reorganization of the Housing Accumulation Fund Center system has temporarily decreased the demand for our Housing Accumulation Fund software, we believe that, once the reorganization is completed, there will be an increase in demand for software updates and upgrades. Our goal is to maintain our market position and expand.

Credit Guarantee Software Market

    Historically, China's SMEs have had difficulty gaining access to financing, particularly bank loans. This has hindered the development or even the survival of many SMEs. The PRC government's establishment of a national SME Credit Guarantee System was intended to provide a solution for SME financing.

    On January 1, 2003, the "Small-to-Medium-Sized Enterprises Promotion Act" was released. The law ensures legal protection for various credit guaranty organizations that provide credit guarantees to SMEs. The Act stipulates that county level and higher government organizations establish and promote a government-funded SME credit guarantee system, to supplement the commercial credit guaranty industry and create an environment conducive to SME financing. The system is composed of three levels of credit guarantee organizations: government credit guarantee entities, commercial credit guarantee entities, and inter-enterprise financing guarantee entities.

    The number of credit guarantee entities has increased from 203 in 2000 to 582 in 2001, 848 in 2002, and over 1,000 by year-end 2003. These entities are spread over all of China's 31 provinces except Tibet, with annual growth of 125%, according to the Small-to-Medium Sized Enterprises Net website. These entities have guaranteed a total of approximately $14.3 billion (RMB 117.9 billion) of loans for 48,318 enterprises. We believe that this high growth rate reflects strong government backing and pressing demands from SMEs for credit guarantees.

    At the end of 2006, only a small number of the more than 1,000 existing credit guarantee organizations have computerized systems for their operations flow and service management. According to the President of China Economic Technology Investment Guarantee Co., Ltd., the total market for credit guarantee software and systems integration could be as large as $68 million (RMB 558 million).

    We believe that the credit guarantee software business will be HTF's fastest growing segment for the foreseeable future. The annual sales of this product were $552,700 (RMB 4,405,800) in 2006 and $432,490 (RMB 3,543,700) in 2005. As of the date of this prospectus, we are not aware of any other applications software companies that have developed a software system that targets the credit guarantee industry.

Property Management Software Market

    As previously discussed, sales of our property management software to date have been sporadic, as our products have been designed to the particular specifications of a handful of customers; however, we believe our products will prove suitable for use by the general property management industry.

    We estimate that in China there are over 3,000 Real Estate Exchange Centers, about 300 property management bureaus, over 1,000 commercial property management companies and a large number of real estate agents. Based on the foregoing, we estimate that the total potential market for property management software and related systems integration services, which includes various applications software, system software platforms, systems integration and software upgrade services, is approximately $145 million (RMB 1.2 billion).

Family Planning Software Market

    The family planning software market is composed of various levels of government family planning management departments, public education organizations and family planning organizations. Currently, there are approximately 2,860 counties in China, each of which has at least 130 branch offices dealing with population and family planning. We estimate the total number of potential users for family planning software at over 400,000.

    Shortfalls in local and regional government budgets, combined with additional government funding requirements due to the recent outbreak of SARS (Severe Acute Respiratory Syndrome) in China, have resulted in cutbacks in funding for implementation of China's national family planning policies. As a result, the market in many provinces for family planning software has been weak over the past two years. Accordingly, we have concentrated our marketing efforts on certain provinces such as Guangdong Province, where strong economic development has generated higher tax revenues for local governments.

Competition

    The market for software products is highly competitive, with a large number of new companies entering the Chinese market each year. Although competition is largely on the basis of technological innovation, functional design and price, conditions vary according to the type of software involved. Foreign companies currently have a clear advantage over Chinese companies in system software; however, in the field of applications software, where there is a great need for specialization, we believe that local Chinese software enterprises have unique advantages.

    The first such advantage comes from product localization; the design of applications software requires an in-depth understanding of local business customs, management systems, culture and traditions. A second advantage enjoyed by local Chinese companies comes from service localization; because of the logistical barriers involved, it is more difficult for foreign companies to establish a national service network to support their products within China in a short time period.

    HTF develops industry-specialized applications software and principally serves domestic Chinese customers. Our software products are, to a large extent, based on Chinese platforms and interfaces; we believe that it is more difficult for foreign businesses to develop and sell specialized applications software in China because they do not have the depth of understanding of local business customs.

    At present, the domestic Chinese applications software market is very fragmented. There are many identified subsectors, such as accounting software, translation software, commercial software and Chinese system-based management software. We do not directly compete with companies producing products in other subsectors. In addition, many of our competitors and potential competitors are small companies with limited resources and undiversified product lines.

    Competition in the Housing Accumulation Fund Software Market

    Because Housing Accumulation Fund software is a very specialized market, there are only a small number of companies that compete in this market. Our three major competitors in this market are:

- Beijing Jintianpeng Software Technology Co Ltd. -- This company entered the Housing Accumulation Fund software market in 1999 through its relationship with clients in the oil industry. The Housing Accumulation Fund software is that company's only product.

- Beijing Zhongfangyuan Housing Reformation and Information Network Co Ltd. This company is a subsidiary of China Urban Housing System Reform Committee and entered the market in 1996. It has a strong industry background and, as a state-owned company, has access to government funding and resources; however, its business is limited to providing software services to the several municipalities directly under the control of the PRC central government.

- Xi'an Gildsoft Technology Development Co Ltd. -- This company was founded in 1998. Its key employees were formerly top-ranking personnel of Xi'an Province Housing Accumulation Fund Management Center. Therefore, this company has expertise in dealing with local governments and established relationships with many government agencies.

    Competition in the Credit Guarantee Software Market

    We are not aware of any other commercial software company that offers a product in direct competition with our credit guarantee software in China. Some credit guarantee centers have begun to use software platforms similar to ours; however, we believe that such platforms do not have the technical function, work-flow definition and product flexibility offered by our product.

    Competition in the Family Planning Software Market

    Our closest competition in the family planning software market is Shenzhen WanGuo Software, which developed the "Pregnant-age Women Pregnancy Planning Information Management System" in 1998 for customers such as Shenzhen Municipal Population Planning Commission which is part of Shenzhen Municipal Government and its subsidiaries. Due to the lack of post-sale service, however, Shenzhen Municipal Government has stated that it will change to a new system.

    Another major competitor of ours is Shenzhen MaiKeLong: This company has a special relationship with the National Population Planning Commission. Their products are currently in use throughout Guangdong province as well as part of Beijing Municipality and Fujian Province. We believe that Shenzhen MaiKeLong is our most powerful competitor.

    There are also a number of companies whose products are marketed only on a local or regional basis. These include: Luzhou HongSheng Technology, whose software products are only promoted in the 52 counties of Luzhou Municipality; Guizhou XinTian PC, which is located in Zunyi Municipality and its 13 counties; Zhengzhou YueTai Software, which is a local company whose products are sold in Henan Province; and Hunan JinQiao Software, which is a subsidiary of the Hunan Province Population Planning Commission.

    Competition in the Property Management Software Market

    Currently, there are three types of entities in China which are engaged in the development of property management software. The first category includes professional software companies, such as Huangzhou Aowei, HTF and Chuanda Software. The second category of entities currently involved in developing property management software is non-professional computer companies. Although such companies can develop systems for their customers, they lack the ability to maintain and update the software and focus on marketing hardware rather than software. The third category of property management software developers consists of government Housing Departments, which sometimes employ their own professionals to design and develop the software they use. In many cases, Housing Departments rely upon a single professional for software development and system maintenance, and therefore are limited by a lack of resources.

Research and Development Activities

    Most of our products were originally developed according to specifications supplied by a particular customer, who also typically provides funding for the projects. If we judge that certain products have long-term market promotion value, we may invest additional time and our own resources in order to improve and commercialize them. In 2006, we invested an aggregate of $353,150 (RMB 2,815,000) in research and development activities, 78% of which was used for the improvement of our credit guarantee software and 22% of which was used to improve our Housing Accumulation Fund and Property Management software. In addition, we received $482,508 from our clients (RMB 3.73 million) for research and development of elements of our Housing Accumulation Fund software and credit guarantee software.

    In 2005, we invested an aggregate of $270,700 (RMB 2.2 million) in research and development activities, 57% of which was used for the improvement of our Housing Accumulation Fund and property management software and 43% of which was used to develop our credit guarantee and family-planning software. We also received $525,998 (RMB 4.35 million) from our clients for research and development in 2005.

    As of December 31, 2006, we employed 47 people who were engaged in research and development activities.

Intellectual Property

    All of our products are protected under the PRC Copyright Law, which was enacted by the General Committee of the PRC National People's Representative Committee in 1991, and the PRC Computer Software Protection Regulations ("Software Regulations") promulgated by the PRC State Counsel in 2001.

    Under the PRC Copyright Law, a copyright protects both the design of a software product and the name of the product. Copyrights are granted for a term of 50 years from the date of first publication or, if there is no publication, from the date of development. Publication is not necessary to obtain copyright protection in the PRC.

    Under the PRC Copyright Law, a copyright entitles its owners to obtain various injunctions against infringers. These include an injunction against further infringement, an injunction to preserve evidence of infringement and an injunction freezing the infringer's bank accounts. In addition, an aggrieved copyright owner can also seek monetary damages, either by means of a lawsuit or through arbitration. As previously discussed, there are many uncertainties in China's legal system, and enforcement of intellectual property rights has been difficult. In the event that we are unable to enforce our copyrights, we might not be able to obtain one or more of the foregoing forms of relief.

    We have registered the following products with the National Copyrights Bureau of the PRC.

	Registered Name	Registered No.	Copyright No.	Date of Issuance and Term
1	HOUSING property exchange and information management system V2.0	2001SR0147	0007080	01/15/2001; 50 years from 08/01/2000
2	HOUSING accumulation fund management software (Office version) V1.0	2001SR0145	0007078	01/15/2001; 50 years from 09/01/2000
3	HOUSING accumulation fund management center software (C/S version) V3.0	2001SR0222	0007155	01/31/2001; 50 years from 04/13/1998
4	HOUSING Estate Property Management Software V2.0	2001SR0146	0007079	01/15/2001; 50 years from 08/01/2000
5	HOUSING(R) House Property Application Information Management (IC card) System (C/S Version) V1.0	2001SR0138	000138	06/10/2002; 50 years from 11/10/2001
6	HOUSING(R) accumulation fund personal loan management system V1.0	2001SR1184	001184	07/12/2002; 50 years from 10/08/2001
7	HOUSING(R) Record Management V1.0	2001SR1205	001205	07/15/2001; 50 years from 09/10/2001
8	HTF OA System V1.0	2001SR0464	005555	01/20/2003; 50 years from 06/06/2002
9	HTF Population & Family-planning Management Software V2.0	2003SR12654	017745	12/09/2003; 50 years from 05/01/2003
10	CGC Credit Guarantee Management Information System (GMIS) V1.0	2001SR12275	017366	12/02/2003; 50 years from 08/01/2003
11	HOUSING(R) Subsidy Management System V3.3	2001SR9331	014422	09/01/2003; 50 years from 01/27/2002
12	HTF Credit Guarantee Management Software V10.0	2006SR16626	064292	07/19/2006; 50 years
13	Hengtaifeng Housing Accumulation Fund Internet Management Software	2006SR06986	054652	10/01/2005; 50 years
14	HOUSING House Fund Management Center Software V3.60	2006SR06985	054651	10/01/2004; 50 years
15	HOUSING House Fund Management Software(Office Version) V2.0	2006SR06984	054650	10/01/2004; 50 years
16	Hengtaifeng Loan Risk Control Software V1.0	2006SR06983	054649	05/20/2005; 50 years
17	HTF Small Amount Loan Guarantee Management Software (PGMIS) V1.0	2006SR06982	054648	50 years

    We are the sole owner of all of the above copyrights except as to our CGC Credit Guarantee Management Information System, which we own jointly with the Shenzhen Small-to-Medium-Sized Enterprises Credit Guarantee Center. Under the PRC Copyright Law, ownership rights to software vest in the party which develops the software unless otherwise agreed to. In the event that the two or more parties collaborate in developing software, then ownership rights to various portions of the software will vest in the respective party responsible for developing such portions or, if the portions are not severable, then jointly in all of the parties. In cases of joint ownership, rights and licensing fees are apportioned either pro rata or as otherwise agreed by the parties.

    The following software products of HTF are registered with Shenzhen Software Industry Association, which is an organization approved by the PRC Ministry of Information. Registration with the Shenzhen Software Industry Association is recognized all over China.

Software Registered Names	Registration No.

HOUSING accumulation fund management center software (C/S Version) V3.0	SZ DGY-2001-0056

HOUSING property exchange and information management SoftwareV4.0	SZ DGY-2001-0058

HOUSING Accumulation Fund management software (Unit version) V 1.0	SZ DGY-2001-0057

HOUSING Property Management Software V2.0	SZ DGY-2001-0059

HOUSING accumulation fund management software (Unit Version)	SZ DGY-2003-0156

HOUSING accumulation fund management center softwareV 3.60	SZ DGY-2003-0157

HTF Population and Family-planning Management Software V2.0	SZ DGY-2003-0523

HTF Credit Guarantee Management Software V1.0	SZ DGY-2003-0582

HTF Credit Guarantee Management Software V10.0	SZ DGY-2006-0587

Vendors and Suppliers

We make advances to certain of our suppliers for our purchases of materials in order to receive bulk discounts and reserve the unit cost of our supplies at a lower price. Our relationship with our vendors and suppliers is good, and we are not aware of any circumstance which would cause any of our vendors or suppliers to discontinue doing business with us. Because our products consist largely of intangible technology and data, our supply needs are minimal, consisting mostly of data storage media and packaging materials, are minimal, and can be easily be satisfied by many different vendors.

Employees

As of December 31, 2006, we had 83 employees, of whom 81 were full-time employees.

Development and Operating Strategies

Our development strategy is to:

•	Continue to develop specialized applications software products in partnership with our clients.
•	Maintain our positions in the Housing Accumulation Fund software market and the credit guarantee software market, and continue to increase our market share for these products.

    Achieve product diversification and economies of scale by acquiring other software companies and consolidating their operations with our own.
Our business plan contains the following specific operating strategies:

 Marketing Strategy

    Our products and services are currently marketed and sold directly to our customers primarily through our employee sales force. Our sales representatives identify and contact potential customers by telephone, brochure mailings, and personal meetings. Potential customers are also invited to visit our facilities. In addition, we participate in various activities organized by the administrative bureaus to explore new business opportunities.

The specifics of our marketing strategy are as follows:

•	Monitor changes in market demand to be able to timely establish and adjust our marketing system and sales network.
•	Continue to target government and other large, "strategic" clients through joint design and development efforts.
•	Develop strategic partnerships with other well-known, reputable information technology manufacturers.
•	Promote our products through media, our company website and industry exhibitions.

 Sales Strategy

    Since our applications software is industry-specialized, our basic sales model principally focuses on the "direct sale" method, complemented by agent sales. Our main sales technique is to provide individual clients with targeted, integrated solution plans for achieving their computerization objectives.

 Pricing Strategy

    We currently employ three different pricing strategies:

    Pricing policy: for products with the same technology content as competitors, we generally set our price at the same level as or slightly higher than that of the highest-priced competitor. It is our policy not to engage in or precipitate any price wars with other companies; however, we may occasionally offer lower prices in order to gain customers who we feel could have an important influence on our long-term development strategy.

    Pricing by the size of customers: Generally, the larger the customer, the greater the expense for software installation, testing, training and maintenance; accordingly, we set different price levels based on the size of our customers. In the case of Housing Accumulation Fund software, the size of the user is measured by the number of employees participating in the fund; the larger the number of employees, the higher the price we charge for our software.

    Pricing by the software module: Each module of our software has a separately quoted price. Customers can choose to purchase different modules according to their needs.

    We do not charge separately for systems-integration or training services related to sales of our products. We do charge for such services when they are provided in connection with sales of other companies' products; such charges are recognized as part of the overall price charged for those products.

Product Strategy

Our business plan includes the following strategies for product development:

•	Continuously invest in product research and development, and develop new generations of software systems that fit future business models.

•	Pursue development of a number of different products.

•	Study competitors and their products and promote innovation and originality in our product concept and technology.

•	Develop different versions of our software specifically designed for various different groups of users.

Strategic Alliances

We currently have the strategic alliances described below:

    We are a licensed "Microsoft(R) OEM System Builder", which allows us to make bundled sales of the Microsoft Windows and SQL Server software products together with our own products. As an authorized member of the "Microsoft(R) dealer coalition," we can also sell other Microsoft software products on a stand-alone basis. Our Housing Accumulation Fund software received a Windows(R) Server 2003 product certification, which grants us the right to use the "Windows(R) 2003" logo in conjunction with sales of our own products. We believe that this significantly increases the value of our products.

    On August 30, 2003, we signed a PartnerWorld Agreement with IBM, pursuant to which we pair the IBM P-server product together with our Housing Accumulation Fund software to create the "IBM-HTF Housing Accumulation Fund System Solution."

    Lenovo Group is China's largest information technology manufacturer. On March 24, 2003, HTF entered a Cooperative Agreement with Lenovo and became a value-added service provider of Lenovo's server storage products. Together with Lenovo, we provide data storage solutions for clients in such market sectors as government, education, small businesses, finance, telecommunications, among others. Under the terms of the agreement, we are entitled to sell Lenovo's products with Lenovo's brand as an independent sales agent and bundled products which incorporate Lenovo's products. We purchase Lenovo's products at up to a discount of up to 15%, depending on the quantity purchased and other factors. We also provide our own maintenance services to purchasers of such products.

    On November 12, 2002, we signed a cooperative development agreement with the Shenzhen SME Credit Guarantee Center for the purpose of developing a credit guarantee information system for SMEs. Under the agreement, both parties jointly own the copyright of the cooperative product and share the post-tax profits from sales of the product such that 20% go to the Center and 80% to HTF until the expiration of the copyright. The term of the contract is from August 1, 2003 to December 31, 2052.

    We intend to continue to pursue strategic partnerships with other domestic and international information technology companies.

Strategic Acquisitions

    On January 25, 2007, we signed a letter of intent with American Wenshen Steel Group, Inc. ("AWSG"), a Delaware Corporation, to acquire Chaoyang Liaoyang Special Steel Co. Ltd., a company that is registered in the People Republic of China and a wholly owned subsidiary of AWSG. The closing of the acquisition is contingent on approval from our Board of Directors of and AWSG along with the satisfactory exchange of due diligence materials between the two parties. We believe this reorganization will bring value to our shareholders. AWSG is a high-tech company that produces high quality moulded and forged steel. The company is also a member company of China Die and Mould Industry Association.

ITEM 2. DESCRIPTION OF PROPERTY

    We lease approximately 640 square meters of space for HTF's executive offices and operations in Shenzhen, China from Shenzhen Chuangwei-RGB Electronic Co., Ltd. The lease is for a term of two years, from February 2006 to February 2008. Monthly rent under the lease is approximately $4,850 (RMB 37,500) (including property management and maintenance fees).

    On December 15, 2003 HTF entered into a purchase agreement for approximately 600 square meters of space which was to be used as our executive offices and for operations at Shenzhen Municipal Tian'an Digital Chuang Ye Garden Suite A, Room 802. The property was purchased for $513,577 (RMB 4,250,724). In connection with the purchase, Mr. Yuan Qing Li obtained a loan from China Xing Ye Bank, Shenzhen Xiang Mi Hu Branch in the amount of $359,129 (RMB 2,970,000) for HTF and HTF granted a mortgage on the property to secure repayment of the loan. The Company sold the property on April 20, 2005 for $540,050 (RMB4,463,230). The mortgage on the property was released prior to the time of the sale.

    HTF leases a sales office in Beijing, China on a yearly basis. The current term is from September 1, 2006 to August 31, 2007 at a monthly rent of $896.

    HTF also owns approximately 170 square meters of office space at Room 202 and 702 of Xu Yuan #27, Unit 4 of Sunny Garden, Dian Chi Rd, Kunming, China. The property is used as a sales office. HTF purchased the property for $25,227 (RMB 209,027.73) on January 15, 2001. On November 5, 2003, HTF paid another $3,560 (RMB29,461) to cover the shortfall between the commercial property price and governmental subsidized property price, as local real property policy requires.

ITEM 3. LEGAL PROCEEDINGS

    Neither the Company nor any of our subsidiaries is currently a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On March 7, 2006, we held a special shareholder meeting at which our shareholders approved the name change from “Moving Bytes, Inc.” to "China International Enterprises Inc.", the trading under the symbol "CIETF" and a 1:32 reverse split of its outstanding common stock.

    On November 13, 2006, we held a special shareholder meeting at which our shareholders approved our name change from “China International Enterprises Inc.” to our current name, “China Software Technology Group Co., Ltd.,” and approved our change of jurisdiction of incorporation from Canada to the State of Delawar.

No other matters were presented for a vote or consent of our shareholders in 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

On November 16, 2006 we begin trading our common stock on the Over-the-counter Bulletin Board under the symbol “CSWT.OB”. Prior to that, we have been quoted on the Over the Counter Bulletin Board since September 7, 1999, first, under the symbol "YDSLF", under the symbol "ECNXF" from June 20, 2000 through July 31, 2002, under the symbol "MBYTF" from July 31, 2002 to March 22, 2006 and under the symbol "CIETF" from March 23, 2006 to November 15, 2006.

For the quarter ended December 31, 2006, the high bid price was $3.06 and the low bid price was $2.95.

The high and low bid prices for the fiscal quarters for fiscal years ended on December 31, 2005 and December 31, 2006 are set forth below:

Quarter Ended	High	Low
03/31/2005	$0.04	$0.002
06/30/2005	$0.18	$0.041
09/30/2005	$0.13	$0.025
12/31/2005	$0.03	$0.010
03/31/2006 (1)	$1.70	$1.11
06/30/2006	$1.20	$0.30
09/30/2006	$0.75	$0.25
12/31/2006	$1.12	$0.25

(1)	The Common Shares were consolidated on a 1 for 32 basis on March 23, 2006.

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of December 31, 2006, we had approximately 81 stockholders of record. At that date, we had 21,502,679 shares of common stock outstanding.

Dividends

We have not paid dividends. Declaration of dividends on our common stock is at the discretion of the Board of Directors. We have never paid dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of the date of the Annual Report on Form 10-KSB.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,000,000	$0.96	4,989,219

Equity compensation plan not approved by security holders	-0-	--	--

On May 7, 2003, our Board of Directors approved the Stock Option Plan (2003) (the "2003 Plan"). The 2003 Plan authorized the granting of 5,000,000 options to purchase common stock. The 2003 Plan subsequently received shareholder approval at an annual meeting held on June 30, 2003. As of December 31, 2006, no options to purchase common stock had been issued under the 2003 Plan. All of the remaining options available for grant pursuant to the terms of the 2003 Plan may be granted without further regulatory or stockholder approvals.

On March 11, 2005, the Company granted one director 10,781 stock options vesting over 5 years proportionately. The option exercise price is $0.03 per share. The fair value of the shares at the time of granting of the options was $0.02 per share.

Recent Issuances of Securities

There were no sales of unregistered securities by the Company during the year ended December 31, 2006.

Transfer Agent

The Company's stock transfer agent is Interwest Transfer Company, located at 1981 East Murray Holloday Rd., Suite 100, Salt Lake City, UT 84117. Their telephone number is (801)272-9294, and their facsimile number is (801)277-3147.

Penny Stock Regulations

The Commission has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share. The Company’s common stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell the Company’s common stock and may affect the ability of investors to sell their common stock in the secondary market.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section includes a discussion of our operations that may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. The following discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2005 and December 31, 2006 and notes thereto included in this report. This discussion and analysis contains predictive statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these predictive statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report.

Overview

 We are a Delaware corporation since November 14, 2006. Prior to that, we were organized under the laws of Canada.

On August 18, 2005, we acquired a Delaware holding company called China International Enterprises Corp. through a share exchange transaction. The Delaware holding company owned all the stock of HXT, which in turn owned all the stock of HTF.

On November 14, 2006, we changed our name from China International Enterprises Inc. to China Software Technology Group Co., Ltd. and changed our domicile such that we were, from that point forward, organized not under the laws of Canada but under the laws of Delaware.

Because we indirectly acquired all of the shares of HTF, through its holding companies, in the share exchange transaction on August 18, 2005, we are now engaged, through our subsidiaries, in the business of HTF. Neither we nor our subsidiaries is engaged in any business other than serving as a holding company and management company for, and raising capital for, HTF. For this reason, the following discussion is focused on HTF.

We have three main core products, namely:

•	Housing Accumulation Fund software;
•	Credit guarantee management software; and
•	Family planning software

We also provide systems integration services.

Housing Accumulation Fund Software, credit guarantee software and family planning software accounted for 36%, 26% and 2%, respectively, of our sales revenue for the fiscal year ended December 31, 2006, as compared to 48%, 23% and 2% of our total sales revenue for the fiscal year ended December 31, 2005.

We have also developed a property management software at the request of some of our Housing Accumulation Fund software and related customers.  Sales of property management software have been sporadic to date, and did not generate significant revenues in 2006.

We do not charge our customers who have purchased our proprietary software products separately for related systems-integration services. However, we charge for our services as a value-added reseller of other companies’ products. Sales of value-added systems-integration services accounted for approximately 36% of our revenues for the fiscal year ended December 31, 2006 as compared to 27% for the same period in 2005.

Results of Operations--Years ended December 31, 2006 and 2005

	For the 12 months ended December 31,
	2006	2005	Change
	US$	US$	%
Net Sales	2,151,435	1,880,143	14.4
Gross Profit	1,154,041	1,307,779
Operating Income	10,563	49,593	-78.7
Net Income	94,190	170,573	-44.8
Gross Margin	53.6%	69.6%
Net Margin	4.4%	9.0%

Net Sales

Net Sales increased by $271,292, or approximately 14.4%, from $1,880,143 for the fiscal year ended December 31, 2005 to $2,151,435 for the fiscal year ended December 31, 2006. The primary reasons for the increase in net sales in 2006 are (i) a $108,153 increase in revenue from sales of our credit guarantee management software and (ii) a $262,767 increase in revenue from sales of our systems integration services, which were partially offset by a decrease of $145,141 in revenue from sales of our Housing Accumulation Fund software.

Sales of Housing Accumulation Fund Software

Sales of our Housing Accumulation Fund Software decreased by $120,084, or 13.3%, from $899,975 in 2005 to $779,891 in 2006. This decrease was largely due to our introduction in 2006 of the Network Management Software version of our Housing Accumulation Fund product for use by the Housing Accumulation Fund Management Centers. Because the process of adoption of this new product takes time, we have seen what we believe is a temporary decrease in sales. As more of our customers complete process of upgrading to the new product, we anticipate that the sales of our Housing Accumulation Fund Software will increase. Also, many of the Housing Accumulation Fund Management Centers are undergoing an internal audit and their time and efforts have been focused away from the transactions between banks and companies who pay into the Housing Accumulation Fund. Once their attention reverts back to the Housing Accumulation Fund, we anticipate that sales of this software will consequently improve.

Sales of Credit Guaranty Management Software

Sales of our credit guaranty management software were $552,684 in 2006, an increase of $120,194, or 27.8%, from $432,490 in 2005. Small- to medium-sized enterprises (“SMEs”) in the PRC have traditionally faced difficulty in gaining access to financing, especially bank loans, because of the dearth of publicly-available credit information about them and this has hindered the development of many SMEs. The Chinese government recently established a national SME credit guarantee system pursuant to the “Small- to-Medium-Sized Enterprises Promotion Act”. An increasing number of credit guarantee agencies have been adopting this System and have been using our credit guarantee management software to ascertain the credit-worthiness of those of their customers that are SMEs. We see this trend as growing and anticipate more customers in 2007. Additionally, we have introduced a credit guarantee standard information management software product, which is targeted at small credit guarantee agencies. Our objective in introducing this application is to maintain our market share by covering a greater number of SMEs. We expect this software to contribute to the sales of our credit guarantee management software.

Sales of Family Planning Software

Sales from our family planning software was $34,806 for the fiscal year ended December 31, 2006, a decrease of $4,354, or 11%, from $39,160 in 2005. We did not gain new family planning software customers in fiscal 2006, and at the same time the demand from our existing customers decreased .

Sales of systems integration services

Sales from our systems integration services were $784,052 for the fiscal year ended December 31, 2006, an increase of $276,887 or 54.6% from $507,165 in 2005. We gained three new customers for these services in fiscal 2006, and at the same time the demands for our systems integration services from an important existing customer increased significantly.

Gross Profit

Gross profit for the fiscal year ended December 31, 2006 was approximately $1,154,041, representing a decrease of $153,738 or approximately 11.8% from $1,307,779 for 2005. The decrease in gross profit was primarily due to a decrease in revenue from sales of our Housing Accumulation Fund Software.

For the fiscal year ended December 31, 2006, approximately 56% of our total sales were made to our 10 largest customers, approximately 44% of our sales were made to our five largest customers, and approximately 19% of sales were made to our largest customer. During the fiscal year ended December 31, 2005, approximately 40% of our total sales were made to our 10 largest customers, approximately 27% of our sales were made to our five largest customers, and approximately 10% of sales were made to our largest customer.

In 2006, approximately 69% of sales of our Housing Accumulation Fund software were made to the ten largest purchasers, 53% to the five largest purchasers, and 16% to the largest purchaser. In 2005, approximately 51% of sales of our Housing Accumulation Fund software were made to our ten largest purchasers of the product, 32% to our five largest purchasers, and 8% our largest purchaser.

In 2006, approximately 76% of sales of our Credit Guarantee Software were made to our 10 largest customers, 60% to our five largest customers, and 36% to our largest customer. In 2005, approximately 78% of our sales were to our 10 largest customers, 63% of our sales to our five largest customers, and 44% to our largest customer.

In 2006, approximately 89% of sales of our systems integration services were made to our 10 largest purchasers, 79% to our five largest purchasers, and 54% to our largest purchaser. In 2005, approximately 76% of sales were to our 10 largest purchasers, 61% to our five largest purchasers, and 20% to our largest purchaser. }

Cost of sales

Cost of sales increased by approximately 74%, to $997,394 for the fiscal year ended December 31, 2006 from approximately $572,364 in 2005, primarily due to the increase in sales described above. The effect of the increase in sales was increased because a higher proportion of our 2006 sales were sales of system integration services, which have a higher cost than sales of software.

The cost of sales of our Housing Accumulation Fund software increased by $90,404, or 73.34%, from $123,257 in 2005 to $213,661 in 2006. The increase in cost of these sales is largely due to a Housing Accumulation Fund software project we undertook in Guangdong Province, at a cost of approximately $130,000.

The cost of sales for our systems integration services increased $305,461, or 69.92%, to $742,281 for the fiscal year ended December 31, 2006 from $436,820 for the same period in 2005, due primarily to the increase in sales described above, and to the increase in 2006 in the proportion of systems integration services sales compared with software sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,143,478 for the fiscal year ended December 31, 2006, or approximately 53% of net sales, compared to approximately $1,258,186, or approximately 67% of net sales, for the fiscal year ended December 31, 2005.

The changes in selling, general and administrative expenses are attributable to a $230,914 decrease in general and administrative expenses, a $82,469 increase in research and development expenses and a $33,741 increase in selling expenses.

General and administrative expenses decreased to $407,887 from $638,805 in 2005 is because of we paid $250,000 in acquisition expenses in fiscal 2005, and there is no such expense in fiscal 2006.

In fiscal 2006, research and development expenses increased to $353,141 from $270,672 in fiscal 2005 because of the hiring of research and development staff.

Selling expense increased to $382,485 from 348,709 in 2005 due to the increase in sales and revenues as mentioned above.

Non-Operating Income

Non-operating income decreased from 120,980 in 2005 to $83,627 in 2006, due to a $39,353 decrease in Value Added Tax (VAT) refund received from the government of the PRC. We received a refund in the amount of $51,328 in 2006, and a refund in the amount of $90,681 in 2005. The value added tax refund is given by the government to support the software industry. The decrease in the tax refund is primarily due to the decrease in revenues from our Housing Accumulation Fund software described above.

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the Shenzhen local tax bureau, the Company is exempted from income tax in 2003 and 2004. The Company will also have half of its income taxes exempt from 2005 to 2007. According to the Provisional Regulations of the People's Republic of China on Income Tax, the taxable income for the years ended December 31, 2006 and 2005 are negative, so no income tax is incurred.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures through cash flows from operations and bank loans. The Company’s cash flows from operations had so far been sufficient to keep pace with the growth of our business and provide sufficient working capital to meet increased new orders and purchase necessary new equipment.

  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand; cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, operating cash flows, credit arrangements taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to meet our working capital needs or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

As of December 31, 2006, we had $241,338 in cash and cash equivalents, representing a decrease of $134,518, or approximately 36%, from $375,856 one year prior. The primary reason for the decrease is an increase of $167,860 in advances to certain vendors, described below.

We believe that our working capital, which was $1,745,662 as of December 31, 2006, together with the cash flows provided by our continued operations will be sufficient to meet our working capital requirements in 2007 and the foreseeable future. We will continue to rely on our cash flows from operations to meet our liquidity and capital needs in the next 12 months.

Cash and cash equivalents

Cash and cash equivalents decreased from $375,856 as of the fiscal year ended December 31, 2005 to $241,338 as of the fiscal year ended December 31, 2006. The primary reasons for the decrease in cash and cash equivalents were a $167,860 increase in advances to certain vendors.

Net cash used by operating activities for the fiscal year ended December 31, 2006 was $123,994 as compared to net cash provided by operating activities of $40,648 for fiscal year ended December 31, 2005. The increase in net cash used by operating activities in fiscal 2006 was mainly a result of a $72,077 increase in accounts receivable and $205,678 in other assets used, partially offset by a $68,514 decrease in accounts payable.

Net Cash from Financing Activities

Net cash provided from financing activities for fiscal 2006 was $4,000, as compared to net cash used in financing activities of $122,046 in fiscal 2005. The increase in net cash provided from financing activities in 2006 was primarily a result of a $4,000 increase in cash contribution to capital.

Net Cash from Investing Activities

Net cash used in investing activities for fiscal 2006 was $24,239 as compared to $258,777 provided by financing activities for fiscal 2005. The increase in net cash used in investing activities in fiscal 2006 was primarily a result of acquiring additional property and equipment, including one vehicle and several computers.

Accounts Receivable

The increase in accounts receivable from $431,218 for the fiscal year ended December 31, 2005 to $519,546 for the fiscal year ended December 31, 2006 is primarily attributable to the increase in net sales from 2005 to 2006 and to our three new systems-integration services customers, who have a longer credit term as compared with other customers.

Other Assets

Other assets include advances to suppliers and prepaid expense. As of December 31, 2006, we had other assets of $249,148, representing an increase of $211,471 compared with other assets of $37,677 as of one year earlier. This increase was due primarily to an increase in advances to certain suppliers of materials we use in our operations so that we qualify to receive a bulk discount on these purchases. Once we have received the materials, we subtract the purchase price of those materials from the advance on our books. As of December 31, 2006, advances to suppliers amounted to $248,833, and prepaid expense amounted to $315 at.

Accounts Payable

Accounts payable and accrued expenses decreased from $140,899 as of December 31, 2005 to $74,846 as of December 31, 2006, primarily as a result of a decrease in our purchases of materials and the fact that we made payments to some of our suppliers used in 2006 prior to the beginning of that year.

Payroll Payable

Payroll payable increased from $46,433 as of December 31, 2005 to $53,143 as of December 31, 2006, primarily as a result of an increase in our employees.

Unearned revenue

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers or services has been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of December 31, 2006, unearned revenue is $141,604, and it includes $98,605 of customer deposit and $42,999 of unearned software service revenue. The software service revenue were approximately $42,999 during year ended December 31, 2006 and insignificant during year ended December 31, 2005.

Critical Accounting Policies and Estimates

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $199,299 as of December 31, 2006.

Inventory

Inventory comprised software, compact discs, computer servers and macro-storage equipment. Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventory with the market value and allowance is made for writing down the inventory to their market value, if lower. Inventory is typically sold through distributors.

Inventory as of December 31, 2006 consisted of the following:

Raw and packing materials	$48,333
Finished goods	$397,700
Work in process	$2,929
Total	$448,962

Property & Equipment

Property and equipment are stated at cost. Expenditure for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of: 39 years for building, 5 or 7 years for machinery and equipments, and 7 years for vehicles.

Net property and equipment as of December 31, 2006 and 2005 are as follows:

	2006	2005
Building & improvement	$36,347	35,148
Machinery& equipment	211,643	195,417
Vehicles	88,024	72,501
Furniture and fixture	25,476	23,807
Software	277,087	267,230
	638,577	594,103

Less: Accumulated depreciation	(326,105)	(240,423)
	$312,472	353,680

Depreciation expenses for the years ended December 31, 2006 and 2005 were $76,110 and $60,814, respectively.

Software development costs

We charge costs incurred internally to creating a computer software product or develop an enhancement to an existing product to research and development expense until technological feasibility for the respective product is established. Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers.

We make on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount which the unamortized software development costs exceed net realizable value. Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

Revenue recognition

License Revenue. The Company recognizes revenue from license contracts when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenues as each element is completed and accepted by the customer. For arrangements that require significant production, modification or customization of software, the entire arrangement is accounted for by the percentage of completion method, in conformity with Accounting Research Bulletin (“ARB”) No. 45 and SOP 811.

Services Revenue. Revenue from consulting services is recognized as the services are performed for time-and-materials contracts and contract accounting is utilized for fixed-price contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. Revenue from software services is recognized ratably over the service period. Payment received in advance is recorded on the balance sheet as unearned revenue.

As of December 31, 2006, unearned revenue is $141,604, and it includes $98,605 of customer deposit and $42,999 of unearned software service revenue. The software service revenue was approximately $42,999 during year ended December 31, 2006 and insignificant during year ended December 31, 2005.

Earnings per share

Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic net income per share was 0.004 and 0.008 for the years ended December 31, 2006 and 2005, and diluted net income per share was 0.004 and 0.008 for the years ended December 31, 2006 and 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements appear toward the end of this annual report beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

At the conclusion of the period ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following are our executive officers and directors as of December 31, 2006. All of our executive current officers and directors are residents of China. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce court judgments obtained against them in the United States courts.

The following sets forth the name, age and position of each of our directors and officers:

Name	Age	Position

Mr. Yuan Qing Li	38	Chairman and President

Mr. Xiao Kang An	56	Director

Ms. Ding Hong Shen	38	Chief Financial Officer and Chief Accounting Officer

Mr. Qing Biao Yu	39	Secretary

Mr. Yuan Qing Li has been the Chairman, President and a Director since August 19, 2005. He has been the Chairman, President and Director of HXT Holdings since January 2005, the Executive Director of XHT since 2004 and the Chairman of HTF since 2003. He has been a director of HTF for more than five years and was the CEO of HTF from 2000 to 2004. Mr. Li has also served as the Director of Jiangsu Qi Hang Digital Control Engine Bed Co., Ltd. and Jiangsu Zhenjiang Xinzhou Mechanics Factory, and as the Executive Director of Hengtaifeng International Holdings Co., Ltd. He graduated from Shenzhen University in 1989 and earned an Executive MBA degree from Zhongshan University in 2003.

Mr. Xiao Kang An has been our director since February 2006. He has served as the vice president of Bingzhou Pulaide Auto Co., Ltd from March 2001. Prior to that, he had been Chairman of China Auto Bingzhou Limousine Co., Ltd, Chairman of Beijing China Auto Henxin Auto Co., Ltd; and General Manager of Shandong Bingzhou Auto Trading Company. He graduated from Shandong Mineral College in China.

Ms. Ding Hong Shen has been our CFO and Chief Accounting Officer since August 19, 2005 and a CFO and a Director, CFO and Chief Accounting Officer of HXT Holdings since January 2005. She has been Financial Manager of HTF since 2003. From 1999 to 2002 she served as the Manager of He Zhong Heng Software Co., Ltd.

Mr. Qing Biao Yu has been our secretary since August 19, 2005 and the secretary of HXT Holdings since January 2005. During the past five years, he has worked for HTF serving as Assistant Manager of the Technology Department from June 1, 2001 to December 31, 2001, Administrative Manager on Human Resource Administration from January 1, 2002 to December 31, 2002, vice president of HTF and manager of the HTF IT resource department from January 1, 2003 to December 31, 2003; executive vice president of HTF and manager of the HTF IT resource department from January 1, 2004 to December 31, 2004 and vice president of HTF since January 1, 2005. Prior to his joining HTF, he had worked for Jing Zhong Daily as Editor and Director for the Computer Center for over 11 years.

FAMILY RELATIONSHIPS

There are no family relationships between or among any of our executive officers or directors, except that Yuan Qing Li, our Chairman and President, is the husband of Ling Chen, who is a director of our subsidiary, XHT.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors currently acts as our audit committee. Our board of directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our board of directors is in the process of searching for a suitable candidate for this position.

AUDIT COMMITTEE

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2007 fiscal year.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the calendar year ended December 31, 2006, and to date, all Section 16(a) filing requirements applicable to its insiders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects the compensation paid to our principal executive officer. We have not had any executive officer who earned more than $100,000 in any of the previous two fiscal years.

Name and Principal Position	Year	Salary (cash or non-cash) ($)	Bonus (cash or non-cash) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuan Qing Li	2006 2005	14,877 14,238	-- --	-- --	-- --	-- --	-- --	-- --	14,877 14,238

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

The Company has three executive officers, Messrs Yuan Qin Li, Qin Biao Yu and Ding Hong Sheng. Mr. Yuan Qin Li is also a director of the Company and along with Messrs Xiao Kang An they now comprise the entire Board of Directors. The Board of Directors also serves as the Company’s compensation committee and audit committee.

The Board of Directors’ goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity but believes that its executive officer compensation package is comparable to similar businesses in its location of its operations.

The three executive officers do not have an employment agreement with the Company. In the absence of such employment agreements, the relevant PRC Labor Laws shall apply to provide for terms which include, but are not limited to: the term of employment, the provision of labor-related insurance, termination for cause, termination on 30 days’ notice and termination without notice and the provision of labor-related benefits.

Compensation of Directors

Persons who are directors and employees are not currently additionally compensated for their services as a director. There is no plan for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2007, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person or group owning more than 5% of the Company's outstanding securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Yuan Qing Li (President and Chairman of the Board and Director) Sutie 2911 - 2912, 29th Floor Two International Finance Centre No. 8 Finance Street Central, Hong Kong	Common Stock	10,800,000	50.2%

Zhen Liang Qiu Building 86-306 Yuanling Xincun Futian District Shenzhen,, PRC	Common Stock	5,400,000	25.1%

Ling Chen 5-402 Chiwei Building South Huaquiang Road Shenzhen, PRC	Common Stock	1,800,000	8.4%

Ding Hong Shen Skyworth Building, No. 5, Floor 6, Block A Hi-Tech Industrial Park Nanshan District, Shenzhen P.R.China	Common Stock	0	-

Qing Biao Yu Skyworth Building, No. 5, Floor 6, Block A Hi-Tech Industrial Park Nanshan District, Shenzhen P.R.China	Common Stock	0	-

Xiao Kang An (Director) Skyworth Building, No. 5, Floor 6, Block A Hi-Tech Industrial Park Nanshan District, Shenzhen P.R.China	Common Stock	0	-

All Directors and Officers of the Company as a group (3 persons)	Common Stock	12,600,000 (2)	58.6%

(1)  Computed based upon a total of 21,502,568 shares of common stock outstanding as of March 30, 2007.
(2) Includes 1,800,000 shares held by Ling Chen, Mr. Yuan Qing Li’s wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for (a) the transactions described below, (b) the ownership of the Company’s securities, and (c) other advances to and by certain officers to or from the Company to cover expenses, all of which were reimbursed or repaid without interest, none of our directors or executive officers, any nominee for election as a director, any persons who beneficially owned, directly or indirectly, shares with more than 5% of the common stock or any relatives of any of the foregoing had or is to have a direct or indirect material interest, in any transaction to which the Company was or is a party during the fiscal year of 2006 or any currently proposed transaction which may materially affect the Company.

HTF leases a sales office of approximately 133 square meters in Beijing, China from Ms. Ling Chen, the wife of our Chairman, President and Director, Mr. Yuan Qing Li, on a year-to-year basis. The current term is from September 1, 2006 to August 31, 2007 at a monthly rent of approximately $896 (including management and air-conditioning maintenance fees), which is at the level of the market rent.

The Board has determined that Xiao Kang An is independent as that term is defined under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

ITEM 13. EXHIBITS

Exhibit List

No.	Description

3.1
Certificate of Incorporation for Jackpine Mining Co., Inc. (Now China  Software Technology Group, Co., Ltd. - “China Software”) , dated December 23,  1991. Incorporated by reference to Exhibit 1.1 to the Registration Statement on Form 20-F dated April 20, 1999 filed by USV Telemanagement  Inc. (now China Software)(the "1999 20-F").

3.2	Form 1 (Section 5) Company Act Memorandum of Jackpine Mining Co., Inc. (now China Software), dated December 13, 1991. Incorporated by reference to Exhibit 1.2 to the 1999 20-F.

3.3	Articles of Jackpine Mining Co., Inc. (now China Software). Incorporated by reference to Exhibit 1.3 to the 1999 20-F.

3.4	Certificate of name change of Jackpine Mining Co., Inc. to USV Telemanagement Inc., dated July 10, 1996. Incorporated by reference to Exhibit 1.4 to the 1999 20-F.

3.5	Province of British Columbia Form 21 (Section 371) Company Act Special Resolution filed July 10, 1996. Incorporated by reference to Exhibit 1.5 to the 1999 20-F.

3.6
Certificate of Continuance of E*Conmetrix Inc. (formerly, USV Telemanagement Inc.) filed on June 19, 2000. (Incorporated by reference to Exhibit  3.6 to the Proxy Statement/Prospectus in in the Registration Statement on Form  S-4 filed on September 1, 2006).

3.7
Certificate of Amendment to Certificate of Continuance of E*Conmetrix Inc. filed on July 10, 2001. (Incorporated by reference to Exhibit 3.7 to the Proxy Statement/Prospectus in in the Registration Statement on Form S-4 filed on September 1, 2006).

3.8
Articles of Amendment to Articles of E*Conmetrix Inc. changing name of company to Moving Bytes, Inc. filed on July 23, 2002. (Incorporated by reference to  Exhibit 3.8 to the Proxy Statement/Prospectus in in the Registration Statement  on Form S-4 filed on September 1, 2006).

3.9	Articles of Amendment to Articles of Moving Bytes, Inc. changing name of company to China International Enterprises Inc. filed on March 23, 2006. (Incorporated by reference to Exhibit 3.9 to the Proxy Statement/Prospectus in the Registration Statement on Form S-4 filed on September 1, 2006).

3.10
Amended and Restated By-laws No. 2 of China International Enterprises Inc. Incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed by Moving Bytes, Inc. on March 21, 2005 (the "March 2005 8-K").

3.11
Form of Certificate of Incorporation of China Software (Incorporated by  reference to Exhibit B to the Proxy Statement/Prospectus in in the Registration  Statement on Form S-4 filed on September 1, 2006).

3.12	Form of Certificate of Domestication (Incorporated by reference to Exhibit C to the Proxy Statement/Prospectus in in the Registration Statement on Form S-4 filed on September 1, 2006).

3.13	Form of Bylaws of China Software (Incorporated by reference to Exhibit D to the Proxy Statement/Prospectus in the Registration Statement on Form S-4 filed on September 1, 2006).

21.1	List of Subsidiaries;

31.1	Certification of Yuan Qing Li pursuant to Exchange Act Rules 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Ding Hong Shen pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Aggregate fees billed by the Company's current principal accountants, Kabani & Company, Inc., for audit services related to the most recent fiscal year, and for other professional  services billed in the recent two fiscal years were as follows:

	FISCAL 2006	FISCAL 2005

Audit Fees (1)	$58,000	$30,000
Audit-Related Fees	--
Tax Fees	--
All Other Fees
Total	$58,000	$30,000

(1)  Comprised of the audit of the Company's  annual  financial  statements  and  reviews of the Company's  quarterly  financial  statements,  as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

            Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such  services  do not impair the  accountants' independence  from the Company.  The Company  does not have an Audit  Committee, therefore,  the Board of Directors  reviews and approves  audit and  permissible non-audit  services  performed by Kabani & Company, Inc.,  as well as the fees charged by them for such services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Software Technology Group Co., Ltd.

Date: April 6, 2007	By:	/s/ Yuan Qing Li
Yuan Qing Li,
President (principal executive officer)

By:	/s/ Ding Hong Shen

Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 6, 2007

/s/ Yuan Qing Li

 Yuan Qing Li, Director

/s/ Xiao Kang An

Xiao Kang An, Director

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Page
Independent Auditors’ Report	1

Financial Statements

Consolidated Balance Sheet	2

Consolidated Income Statements	3

Statement of Stockholders' Equity	4

Consolidated Statement of Cash Flows	5

Notes to the Consolidated Financial Statements	6-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Software Technology Group Co., LTD. and Subsidiaries

We have audited the accompanying consolidated balance sheet of the China Software Technology Group Co., LTD. and Subsidiaries as of December 31, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the two years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Software Technology Group Co., LTD. and Subsidiaries as of December 31, 2006 and the results of its operations and its cash flows for the two years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
February 16, 2007

CHINA SOFTWARE TECHNOLOGY GROUP CO. LTD AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$241,338
Accounts receivable, net	519,546
Inventory	448,962
Other receivable	114,250
Loan receivable	461,693
Other assets	249,148
Deposits	11,819
Total current assets	2,046,756

PROPERTY AND EQUIPMENT, NET	312,472

TOTAL ASSETS	$2,359,228

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$74,846
Tax payable	27,301
Payroll payable	53,143
Unearned revenue	141,604
Welfare payable	4,200
Total current liabilities	301,094

STOCKHOLDERS' EQUITY:
Preferred stock, (Class A; authorized shares 10,000,00, no par value, outstanding none;
Class B, authorized shares 20,000,000, no par value; outstanding none)	-
Capital stock (no par value; unlimited authorized;
21,502,679 shares issued and outstanding)	1,215,380
Statutory reserve	49,516
Accumulated other comprehensive income	121,839
Retained earnings	671,399
Total stockholders' equity	2,058,134
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,359,228

CHINA SOFTWARE TECHNOLOGY GROUP CO. LTD AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005

Net Revenue	$2,151,435	$1,880,143

Cost of revenue	997,394	572,364

Gross profit	1,154,041	1,307,779

Operating expenses
Selling expenses	382,450	348,709
General and administrative expenses	407,887	638,805
Research & development	353,141	270,672
Total operating expenses	1,143,478	1,258,186

Income from operations	10,563	49,593

Non-operating income (expense):
Interest expense	(601)	(5,934)
Interest income	33,567	13,794
Gain (loss) on sale of property	(277)	7,935
Technology subsidy	-	15,222
Value added tax refund	51,328	90,681
Other income	148	-
Other expense	(538)	(717)

Total non-operating income	83,627	120,980

Net income	94,190	170,573

Foreign currency translation gain	67,350	43,668
Comprehensive Income	$161,540	$214,241

Basic weighted average shares outstanding	21,502,679	20,502,649

Basic net income per share	$0.004	$0.008

Diluted weighted average shares outstanding	21,502,624	20,504,401

Diluted net income per share	$0.004	$0.008

CHINA SOFTWARE TECHNOLOGY GROUP CO. LTD AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common		Accumulative			Total
	Stock		Other Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Gain	Reserve	Earnings	Equity
Balance January 1, 2005	19,940,000	$1,200,000	$10,821	$6,867	$449,284	$1,666,972
Recapitalization on reverse acquisition	1,531,429	-	-	-	-	-
Balance after recapitalization	21,471,429	1,200,000	10,821	6,867	449,284	1,666,972
Stock issuance for service rendered	31,250	10,000	-	-	-	10,000
Stock option vested	-	276	-	-	-	276
Cumulative translation adjustment	-	-	43,668	-	-	43,668
Net income for the year ended December 31, 2005	-	-	-	-	170,573	170,573
Statutory reserve	-	-	-	34,662	(34,662)	-
Balance December 31, 2005	21,502,679	1,210,276	54,489	41,529	585,196	1,891,490
Contribution	-	4,000	-	-	-	4,000
Stock option vested	-	1,104	-	-	-	1,104
Cumulative translation adjustment	-	-	67,350	-	-	67,350
Net Income for the year ended December 31, 2006	-	-	-	-	94,190	94,190
Statutory reserve	-	-	-	7,987	(7,987)	-
Balance December 31, 2006	21,502,679	$1,215,380	$121,839	$49,516	$671,399	$2,058,134

CHINA SOFTWARE TECHNOLOGY GROUP CO. LTD AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

		2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	:
Net income		$94,190	$170,573
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation		76,110	60,814
Loss (gain) on sale of property		277	(7,935)
Stock issued for consulting services		-	10,000
Stock option expenses		1,104	276
(Increase) / decrease in assets:
Accounts receivable		(72,077)	(167,224)
Inventory		3,657	(116,431)
Other receivable		15,643	(325,520)
Deposits		(3,777)	1,814
Other assets		(205,678)	270,521
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses		(68,514)	121,734
Unearned revenue		35,317	51,711
Payroll payable		5,009	23,978
Welfare payable		42	(6,862)
Tax payable		(5,295)	(46,802)
Net cash provided by (used in) operating activities		(123,994)	40,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property		276	531,644
Acquisition of property & equipment		(23,786)	(98,604)
Additions to Intangible assets		(729)	(174,263)
Net cash provided by (used in) investing activities		(24,239)	258,777

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contribution to capital		4,000	-
Payment of note payable		-	(122,046)
Net cash provided by (used in) financing activities		4,000	(122,046)

Effect of exchange rate changes on cash and cash equivalents		9,714	7,312

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS		(134,518)	184,691

CASH & CASH EQUIVALENTS, BEGINNING BALANCE		375,856	191,165

CASH & CASH EQUIVALENTS, ENDING BALANCE		$241,338	$375,856

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

On Nov 14, 2006, China International Enterprises Inc.( OTC BB: CIETF.OB) re-domiciled the Company from Canada to Delaware. On Nov 16, 2006, the company begin trading under the symbol CSWT and be known as China Software Technology Group Co., Ltd” ("we", "us", or the "Company") (OTC BB:CSWT.OB)

The Company is a holding company for Heng Xing Technology Group Development Limited, a British Virgin Islands Corporation ("XHT"). XHT's sole asset is 100% of the outstanding shares of Shenzhen Hengtaifeng Technology Co., Ltd. ("HTC").

HTC was founded in Hi-tech Technology Industrial Park in the city of Shenzhen, Guangdong Province of People’s Republic of China in July 1995, under the name Shenzhen Guangba Trade Development Co., Ltd. HTC amended its name to Shenzhen Hengtaifeng Technology Co. Ltd. on May 12, 2000. HTC is primarily engaged in developing and distributing software and hardware systems on housing fund, guarantee information management, and home plan management in the People’s Republic of China.

On Mar 23, 2006, the Company announced a 1:32 reverse split of its outstanding common shares. Both actions were approved by the Company's shareholders at a meeting held on March 7, 2006.

On August 19, 2005, the company acquired 9,970,000 shares of common stock, par value $0.001 per share of CIEC, representing 100% of the issued and outstanding capital stock of CIEC under a share exchange agreement dated August 15, 2005 (the “Share Exchange”). Under the Share Exchange, the Company agreed to issue an aggregate of 638,080,000 shares of common stock of Moving Bytes to the CIEC shareholders, representing 92.87% of the issued and outstanding capital shares of Moving Bytes, giving effect to the Share Exchange.

On January 31, 2005, CIEC acquired 100% outstanding shares of XHT from its shareholders in exchange of 9,000,000 shares of common stock of CIEC representing 83.33% of its issued and outstanding common stock on the date of acquisition.

On December 14, 2004, XHT entered into an agreement with all the shareholders of HTC to acquire all of the outstanding stock of HTC. The acquisition has been recorded as a recapitalization of HTC, with HTC being treated as the continuing entity.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation

The acquisition of CIEC on August 19, 2005 and the acquisition of XHC on January 31, 2005, has been accounted for as a purchase and treated as a reverse acquisition. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CIEC, XHT and HTC. All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of HTC on December 14, 2004, was accounted for as a purchase and treated as a reverse acquisition.

Cash and cash equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $199,299 as of December 31, 2006.

Other assets

Other assets include advances to suppliers and prepaid expense, and it amounted to $249,148 as of December 31, 2006. The Company advances to certain vendors for purchase of its material in order to receive bulk discount and reserve the unit cost of the merchandise at a bargain rate. Once the inventory is received by the Company, the advance is adjusted against the purchased price. The advances to suppliers amounted to $248,833, and prepaid expense amounted to $315 at December 31, 2006.

Inventories

Inventories comprised of software Compact disk, Computer server and macro-storage equipment. Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower. Inventories are typically sold through distributors.

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of: 39 years for building, 5 or 7 years for machinery and equipments, and 7 years for vehicles.

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

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006, there were no significant impairments of its long-lived assets.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Services Revenue. Revenue from consulting services is recognized as the services are performed for time-and-materials contracts and contract accounting is utilized for fixed-price contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year. Revenue from software services is recognized ratably over the service period. Payment received in advance is recorded on the balance sheet as unearned revenue.

As of December 31, 2006, unearned revenue is $141,604, and it includes $98,605 of customer deposit and $42,999 of unearned software service revenue. The software service revenue were approximately $42,999 during year ended December 31, 2006 and insignificant during year ended December 31, 2005.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2006 and 2005 were $376 and $366, respectively.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $353,141 and $270,672 in 2006 and 2005, respectively.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the method prescribed by SFAS No.123. On March 11, 2005, the Company entered into an incentive stock agreement by which the Company grants 345,000 incentive stock options to a director of the Company. These options are fully vested and exercisable proportionally on or before the close of the business on March 11, 2006. The company has recorded $1,104 stock option expenses in the current year financial statements.

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

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the Shenzhen local tax bureau, the Company is exempted from income tax in 2003 and 2004. The Company will also have half of its income taxes exempt from 2005 to 2007. According to the Provisional Regulations of the People's Republic of China on Income Tax, the taxable income for the years ended December 31, 2006 and 2005 are negative, so no income tax is incurred.

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is Chinese Renminbi. The unit of Renminbi is in Yuan. Cumulative translation adjustment amount and translation adjustment gain amounted to $67,350 and $43,668 for the years ended December 31, 2006 and 2005. Accumulated other comprehensive income amounted to $121,839 on December 31, 2006.

Earnings per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic net income per share was 0.004 and 0.008 for the years ended December 31, 2006 and 2005, and diluted net income per share was 0.004 and 0.008 for the years ended December 31, 2006 and 2005.

Statement of cash flows

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

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent pronouncements

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.  A brief description of the provisions of this Statement

b.  The date that adoption is required

c.  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.  The Company has not evaluated the impact of this pronouncement its financial statements.

3. INVENTORIES

Inventories as of December 31, 2006 consist of the following:

Raw and packing materials	$48,333
Finished goods	397,700
Work in process	2,929
Total	$448,962

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Net property and equipment as of December 31, 2006 is as follows:

Building & improvement	$36,347
Machinery& equipment	211,643
Vehicles	88,024
Furniture and fixture	25,476
Software	277,087
638,577

Less: Accumulated depreciation	(326,105)
$312,472

Depreciation expenses for the years ended December 31, 2006 and 2005 were $76,110 and $60,814, respectively.

5.	OTHER RECEIVABLE

Other receivable as of December 31, 2006 consists of the following:

Subsidy receivable	8,740
Advances to other companies	26,211
Advances to employees	79,299
Total	$114,250

The Company has a subsidy receivable from the local government amounting $8,740 for enhancement of the Company’s technology.

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advances to other companies amounted to $26,211 as of December 31, 2006. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $79,299. These advances are unsecured, interest free, and due on demand.

6.	LOAN RECEIVABLE

Loan receivable amounted to $461,693 as of December 31, 2006. This loan is first signed for a term from May 2005 to May 2006 and renewed for a term from May 2006 to May 2007. This loan is unsecured, to an unrelated party, with interest rates of 6.12% and 6.138% for the years ended December 31, 2006 and 2005. The interest incomes were $26,407 and $13,105 for the years ended December 31, 2006 and 2005.

7.	DEPOSITS

As of December 31, 2006, deposit amounted to $11,819, and it consisted of rent deposit and supplier deposit under current asset.

8.	ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company has accounts payable and accrued expense amounting $74,846 as of December 31, 2006. Accounts payable includes payable to vendors and accrued expenses include accrued professional expenses.

9.	TAX PAYABLE AND INCOME TAX

The Company has tax payable amounting $27,301 as of December 31, 2006. The taxes payable consisted of Value-added tax of $26,701 and other miscellaneous taxes of $600.

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

The Company will also have half of its income taxes exempt (income tax rate 15%) from 2005 to 2007.

The provision for taxes on earnings for the years 2006 and 2005 consisted of:

	2 0 0 6	2 0 0 5

Tax at statutory rate	34%	34%
Foreign tax rate difference	<19%>	<19%>
Effective tax rate	15%	15%

Net operating loss carry forward for the US and China tax jurisdictions amounted to $0 for the years ended December 31, 2006, and 2005, respectively. A 100% valuation allowance has been recorded for the deferred tax asset of $4,000 due to the uncertainty of its realization.

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	PAYROLL PAYABLE

The Company has payroll payable amounting $53,143 as December 31, 2006.

11.	EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees' salaries for the year ended December 31, 2004. The total expense for the above plan amounted to $41,290 for the year ended December 31, 2004.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries for the years ended December 31, 2005. The total expense amounted to $15,212 and $49,993 for the years ended December 31, 2006 and 2005. Welfare payable amounted to $4,200 as of December 31, 2006.

12.	STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting to $5,325 and 21,797 as statutory reserve on December 31, 2006 and 2005, respectively.

13.	STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

Making up cumulative prior years’ losses, if any;

(i)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(ii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

(iii)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount included in the statutory reserve amounted to $2,662 and $10,898 for the years ended December 31, 2006 and 2005, respectively.

14.	SHAREHOLDERS’ EQUITY

On Mar 23, 2006, the Company announced a 1:32 reverse split of its outstanding common shares. Both actions were approved by the Company's shareholders at a meeting held on March 7, 2006.

On August 19, 2005, Moving Bytes Inc. acquired 9,970,000 shares of common stock, par value $0.001 per share, of CIEC, representing 100% of the issued and outstanding capital stock of CIEC under a share exchange agreement dated August 15, 2005 (the “Share Exchange”). Under the Share Exchange Agreement, Moving Bytes Inc. agreed to issue an aggregate of 638,080,000 shares of common stock of Moving Bytes to the CIEC shareholders, representing 92.87% of the issued and outstanding capital shares of Moving Bytes, giving effect to the Share Exchange.

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Share Exchange has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of CIEC obtained control of Moving Bytes. Accordingly, the merger of the two companies has been recorded as a recapitalization of CIEC, with CIEC being treated as the continuing entity. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

CIEC owns 100% of the issued and outstanding shares of common stock, par value $1.00 per share, of XHT owns 100% of the issued and outstanding shares of HTC. On December 14, 2004, CIEC entered into an agreement with all the shareholders of XHT to acquire all of the outstanding stock of XHT. The acquisition has been recorded as a recapitalization of XHT, with XHT being treated as the continuing entity.

XHT is a British Virgin Islands Corporation, which was incorporated on May 28, 2004. XHT issued 100 shares of its common stock of $1 par value to its founder on its inception. XHT is a non-operative holding company of HTC. On December 14, 2004, XHT entered in to an agreement with all the shareholders of HTC to acquire all of the issued and outstanding stock of HTC for HK$2 (US $0.25).The shareholders of XHT owned HTC, prior to acquisition, in the same ratio as of their ownership ratio in the Company.

The acquisition has been recorded as a recapitalization of HTC, with HTC being treated as the continuing entity.  The historical financial statements for the year ended December 31, 2004 include both XHT (from the acquisition date) and HTC (for full year) while the historical results for the year ended December 31, 2003 includes only HTC.

The company issued 138,000,000 shares for services rendered during the year ended December 31, 2005.

15.	STOCK OPTIONS

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2005. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $1,104 and $276 in share-based compensation expense for the years ended December 31, 2006 and 2005. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On March 11, 2005, the Company granted one director 10,781 stock options vesting over 5 years proportionately. The option exercise price is $0.03. The fair value of the shares at the time of granting of the options was $0.02. Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	10,781	$0.96	$0
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2006	10,781	$0.96	$4,636

Following is a summary of the status of options outstanding at December 31, 2006:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$0.96	10,781	3.25	$0.03	3,773	$0.96

For options granted during the year ended December 31, 2005, the weighted-average fair value of such options was $0.51.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	5.00 years
Expected volatility	430%
Expected dividend yield	0

16.	MAJOR CUSTOMERS AND VENDORS

Major customers and vendors represent those who accounted for 10% or over of the Company’s total net revenue or purchase, respectively.

One major customer accounted for 19% and 10% of the revenue for the year ended December 31, 2006 and 2005.

Four major vendor provided 66% of the Company’s purchases for the year ended December 31, 2006. One major vendor provided 31% of the Company’s purchases for the year ended December 31, 2005. The Company did not have a payable to these vendors on December 31, 2006.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

17.	NON-OPERATING INCOME

Value added tax (VAT) refund- The Company received an amount of $51,328 and $90,681 as Value added tax refund from the state government for the year ended December 31, 2006 and 2005, respectively. The value added tax refund is given by the government to support software industry.

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Technical subsidy - The Company received subsidy income of $0 and $15,222 from local government for the year ended December 31, 2006 and 2005, respectively. This income is given by the government to support local high-tech enterprises.

18.	COMMITMENT

HTC leases approximately 640 square meters of space used for its executive offices and operations in Shenzhen, China from Shenzhen Chuangwei-RGB Electronic Co., Ltd. The lease is for a term of three years from February 25, 2003 to February 24, 2006 at a monthly rent of approximately $4,400 (including property management and area condition maintenance fees). The lease is renewable for an indefinite period of time upon one month's prior notice.

HTC has continued to lease approximately 640 square meters of space used for its executive offices and operations in Shenzhen, China from Shenzhen Chuangwei-RGB Electronic Co., Ltd. The lease is for a term of two years from February 25, 2006 to February 24, 2008. The monthly rent expenses are $4,843 and $5,225 for the twelve months ended February 24, 2007 and 2006, respectively (including property management and area condition maintenance fees).

HTC leases a sales office in Beijing, China on yearly basis. The monthly rent expense is $867 from September 1, 2005 to August 31, 2006. The current term is from September 1, 2006 to August 31, 2007 at a monthly rent of $896.

The rent expenses are $52,677 and $55,937 for the years ended 2006 and 2005.

Future lease commitments for the twelve month periods ended December 31, 2007 are as follows:

2007	$73,094
2008	$10,987
Total	$$84,081

19.	SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid interest of $601 and $5,934 during the year ended December 31, 2006 and 2005. The Company did not pay income tax during the years ended December 31, 2006 and 2005.

20.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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