Form 10QSB
period 2007-03-31
CHINA SOFTWARE TECHNOLOGY GROUP CO LTD
filed 2007-05-15
CIK 1085104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File number 000-30058

CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD.
(Exact name of registrant as specified in charter)

Delaware	20-2188353
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 Wall Street, 15th Floor New York, NY 10005
(Address of principal executive offices)

(801) 534-4450
Issuer’s telephone number

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period
that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X]

As of May 14, 2007, the Company had 21,502,568 shares of its common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format	Yes [ ] No [X]

Table of Contents

PART I. - INTERIM FINANCIAL INFORMATION

Item 1.
Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) March 31, 2007 and 2006	F-1

Condensed Consolidated Statements of Operations (Unaudited) Three Months Ended March 31, 2007 and 2006	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2007 and 2006	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4-F-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Controls and Procedures	6

PART II. - OTHER INFORMATION

Item 6. Exhibits	7

Signatures	8

PART I

Item 1.  Financial Statements

CHINA SOFTWARE TECHNOLOGY GROUP CO. LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$35,742
Accounts receivable, net	377,078
Inventory	476,061
Other receivable	74,197
Loan receivable	473,435
Advances to suppliers	438,283
Deposits	21,983
Total current assets	1,896,779

PROPERTY AND EQUIPMENT, NET	297,509

TOTAL ASSETS	$2,194,289

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$40,238
Tax payable	6,315
Payroll payable	39,342
Unearned revenue	146,401
Welfare payable	4,244
Total current liabilities	236,540

STOCKHOLDERS' EQUITY:
Preferred stock, (Class A; authorized shares 10,000,00, no par value, outstanding none;
Class B, authorized shares 20,000,000, no par value; outstanding none)	-
Capital stock (no par value; unlimited authorized;
21,502,679 shares issued and outstanding)	1,215,656
Statutory reserve	49,516
Accumulated other comprehensive income	143,092
Retained earnings	549,486
Total stockholders' equity	1,957,749
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,194,289

CHINA SOFTWARE TECHNOLOGY GROUP CO. LTD AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

	2007	2006

Net Revenue	$233,697	$390,953

Cost of revenue	133,439	124,477

Gross profit	100,258	266,476

Operating expenses
Selling expenses	38,799	54,786
Research & development	120,312	77,051
General and administrative expenses	140,286	128,919
Total operating expenses	299,398	260,756

Income (Loss) from operations	(199,139)	5,720

Non-operating income (expense):
Interest income	6,843	6,793
Gain (loss) on sale of property	26	(277)
Technology subsidy	64,557	-
Value added tax refund	6,042	(11,306)
Other expense	(243)	(21)

Total non-operating income (expense)	77,225	(4,811)

Net income (Loss)	(121,914)	909

Foreign currency translation gain	21,253	12,969

Comprehensive Income (loss)	$(100,661)	$13,878

Basic and diluted weighted average shares outstanding	21,502,679	21,502,679

Basic and diluted net income (loss) per share	$(0.006)	$0.000

CHINA SOFTWARE TECHNOLOGY GROUP CO. LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(121,914)	$909
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	18,659	17,276
Loss (gain) on sale of property	(26)	277
Stock option expenses	276	276
(Increase) / decrease in assets:
Accounts receivable	147,490	(149,161)
Inventory	(22,334)	40,343
Other receivable	27,528	(198,780)
Deposits	(10,012)	(4,293)
Other assets	(185,997)	(2,809)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	(28,529)	(39,912)
Unearned revenue	3,305	3,663
Payroll payable	(14,317)	6,876
Tax payable	(21,212)	(18,740)
Net cash used in operating activities	(207,083)	(344,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	258	-
Acquisition of property & equipment	(708)	(3,397)
Additions to Intangible assets	-	(846)
Net cash used in investing activities	(449)	(4,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contribution to capital	-	3,000

Effect of exchange rate changes on cash and cash equivalents	1,937	1,516

NET DECREASE IN CASH & CASH EQUIVALENTS	(205,595)	(343,802)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	241,338	375,856

CASH & CASH EQUIVALENTS, ENDING BALANCE	$35,742	$32,054

CHINA SOFTWARE TECHNOLOGY ROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

On Nov 14, 2006, China International Enterprises Inc.( OTC BB: CIETF.OB) re-domiciled the Company from Canada to Delaware. On Nov 16, 2006, the company begins trading under the symbol CSWT and is known as China Software Technology Group Co., Ltd” ("we", "us", or the "Company") (OTC BB:CSWT.OB)

The Company is a holding company for Heng Xing Technology Group Development Limited, a British Virgin Islands Corporation ("XHT"). XHT's sole asset is 100% of the outstanding shares of Shenzhen Hengtaifeng Technology Co., Ltd. ("HTC").

HTC was founded in Hi-tech Technology Industrial Park in the city of Shenzhen, Guangdong Province of People’s Republic of China in July 1995; under the name Shenzhen Guangba Trade Development Co., Ltd. HTC amended its name to Shenzhen Hengtaifeng Technology Co. Ltd. on May 12, 2000. HTC is primarily engaged in developing and distributing software and hardware systems on housing fund, guarantee information management, and home plan management in the People’s Republic of China.

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

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

CHINA SOFTWARE TECHNOLOGY ROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

The acquisition of HTC on December 14, 2004, has been accounted for as a purchase and treated as a reverse acquisition. The historical results for the year ended December 31, 2004 include both XHT (from the acquisition date) and HTC (for full year) while the historical results for the year ended December 31, 2003 includes only HTC.

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $201,387 as of March 31, 2007.

Advances to suppliers

Advances to suppliers amounted to $438,283 as of March 31, 2006. The Company advances to certain vendors for purchase of its material in order to receive bulk discount and reserve the unit cost of the merchandise at a bargain rate. Once the inventory is received by the Company, the advance is adjusted against the purchased price.

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

CHINA SOFTWARE TECHNOLOGY ROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

As of Mar 31, 2007, unearned revenue is $146,401, and it includes $116,607 of customer deposit and $29,794 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $140,286 and $77,051 for the three months periods ended March 31, 2007 and 2006.

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

CHINA SOFTWARE TECHNOLOGY ROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the Shenzhen local tax bureau, the Company is exempted from income tax in 2003 and 2004. The Company will also have half of its income taxes exempt from 2005 to 2007. According to the Provisional Regulations of the People's Republic of China on Income Tax, the taxable income for the three months periods ended March 31, 2007 and 2006 are negative, so no income tax is incurred.

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is Chinese Renminbi. The unit of Renminbi is in Yuan. Cumulative translation adjustment amount and translation adjustment gain amounted to $21,253 and $12,969 for the three months periods ended March 31, 2007 and 2006. Accumulated other comprehensive income amounted to $143,092 on Mar 31, 2007.

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

CHINA SOFTWARE TECHNOLOGY ROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

3. INVENTORIES

Inventories as of March 31, 2007 consist of the following:

Raw and packing materials	$49,369
Finished goods	20,022
Work in process	406,670
Total	$476,061

4. PROPERTY AND EQUIPMENT

Net property and equipment as of March 31, 2007 is as follows:

Building & improvement	$36,727
Machinery& equipment	213,027
Vehicles	88,946
Furniture and fixture	25,743
Software	279,988
644,431

Less: Accumulated depreciation	(346,922)
$297,509

Depreciation expenses for the three months periods ended March 31, 2007 and 2006 were $18,659 and $17,276, respectively.

CHINA SOFTWARE TECHNOLOGY ROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

5. OTHER RECEIVABLE

Other receivable as of March 31, 2007 consists of the following:

Subsidy receivable	8,832
Advances to other companies	25,330
Advances to employees	40,035
Total	$74,197

The Company has a subsidy receivable from the local government amounting $8,832 for enhancement of the Company’s technology.

Advances to other companies amounted to $25,330 as of Mar 31, 2007. It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $40,035. These advances are unsecured, interest free, and due on demand.

6.  LOAN RECEIVABLE

Loan receivable amounted to $473,435 as of March 31, 2007. This loan was first signed for a term from May 2005 to May 2006 and has been renewed for a term from May 2006 to May 2007. This loan is unsecured, to an unrelated party, with interest rates of 6.12% and 6.138% for the three months periods ended March 31, 2007 and 2006. The interest incomes were $6,887 and $6,680 for the three months periods ended March 31, 2007 and 2006.

7. ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company has accounts payable and accrued expense amounting $40,238 as of March 31, 2007. Accounts payable includes payable to vendors and accrued expenses include accrued professional expenses.

8. TAX PAYABLE

The Company has tax payable amounting $6,315 as of March 31, 2007. The taxes payable consisted of Value-added tax of $5,294 and other miscellaneous taxes of $1,021

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

CHINA SOFTWARE TECHNOLOGY ROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

The Company will also have half of its income taxes exempt (income tax rate 15%) from 2005 to 2007.

The provision for taxes on earnings for the three month periods ended March 31, 2007and 2006 consisted of:

	2 0 0 7	2 0 0 6

Tax Tax at statutory rate	(34%)	34%
Foreign tax rate difference	19%	<19%>
Valuation allowance	15%	-
Effective tax rate	0%	15%

A 100% valuation allowance has been recorded for the deferred tax asset due to the uncertainty of its realization.

9. EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees' salaries for the year ended December 31, 2004. The total expense for the above plan amounted to $41,290 for the year ended December 31, 2004.

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries for the years ended December 31, 2005. The total expense amounted to $20,700 and $23,060 for the three months periods ended March 31, 2007 and 2006. Welfare payable amounted to $4,244 as of Mar 31, 2007.

10. STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting to $0 and 338 as statutory reserve for the three months periods ended March 31, 2007 and 2006, respectively.

11. STATUTORY COMMON WELFARE FUND

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

CHINA SOFTWARE TECHNOLOGY ROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(iii)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount included in the statutory reserve amounted to $0 and $169 for the three months periods ended March 31, 2007 and 2006, respectively.

12. SHAREHOLDERS’ EQUITY

On Mar 23, 2006, the Company announced a 1:32 reverse split of its outstanding common shares. Both actions were approved by the Company's shareholders at a meeting held on March 7, 2006. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

14. STOCK OPTIONS

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $276 in share-based compensation expense for the three months periods ended March 31, 2007 and 2006, respectively. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

On March 11, 2005, the Company granted one director 10,781 stock options vesting over 5 years proportionately. The option exercise price is $0.03. The fair value of the shares at the time of granting of the options was $0.02. Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	10,781	$0.96	$0
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2007	10,781	$0.96	$0

CHINA SOFTWARE TECHNOLOGY ROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Following is a summary of the status of options outstanding at March 31, 2007:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$0.96	10,781	3	$0.03	4,312	$0.96

For options granted during the year ended December 31, 2005, the weighted-average fair value of such options was $0.51.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	5.00 years
Expected volatility	430%
Expected dividend yield	0

15. MAJOR CUSTOMERS AND VENDORS

Major customers and vendors represent those who accounted for 10% or over of the Company’s total net revenue or purchase, respectively.

One major customer accounted for 37% and 39% of the revenue for the three months periods ended March 31, 2007 and 2006.

Four major vendors provided 70% of the Company’s purchases for the three months periods ended March 31, 2007. One major vendor provided 79% of the Company’s purchases for the three months periods ended March 31, 2006. The Company did not have a payable to these vendors on March 31, 2007.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

16. NON-OPERATING INCOME

Value added tax (VAT) refund- The Company received an amount of $6,042 and $-11,306 as Value added tax refund from the state government for the three months periods ended March 31, 2007 and 2006, respectively. The value added tax refund is given by the government to support software industry.

Technical subsidy - The Company received subsidy income of $64,557 and $0 from local government for the three months periods ended March 31, 2007 and 2006, respectively. This income is given by the government to support local high-tech enterprises.

17. COMMITMENT

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

CHINA SOFTWARE TECHNOLOGY ROUP CO., LTD. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

HTC has continued to lease approximately 640 square meters of space used for its executive offices and operations in Shenzhen, China from Shenzhen Chuangwei-RGB Electronic Co., Ltd. The lease is for a term of two years from February 25, 2006 to February 24, 2008. The monthly rent expenses are $5,138 and $5,552 for the twelve months ended February 24, 2007 and 2006, respectively (including property management and area condition maintenance fees).

HTC leases a sales office in Beijing, China on yearly basis. The monthly rent expense is $867 from September 1, 2005 to August 31, 2006. The current term is from September 1, 2006 to August 31, 2007 at a monthly rent of $903.

The rent expenses are $14,197 and $12,605 for the three months periods ended March 31, 2007 and 2006.

Future lease commitments for the nine months periods ended December 31, 2007 are as follows:

2007	$49,968
2008	$11,104
Total	$$61,072

18.  SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company did not paid interest during the three months periods ended March 31, 2007 and 2006. The Company did not pay income tax during the three months periods ended March 31, 2007 and 2006.

19.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Item 2.   Management’s Discussion and Analysis

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contains predictive statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these predictive statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

Quarters ended May 31, 2007 and 2006
Overview

The Company was incorporated in the State of Delaware on January 13, 2005 and and indirectly own 100% of, HTF. HTF is a provider of special-use applications software and systems integration services in China. We developed and produce our Housing Accumulation Fund software and credit guarantee management software products. We also developed family planning and property management software and sell value-added systems integration services pursuant to our strategic alliances with other software companies. HTF is headquartered in Shenzhen, China and has established a sales network in northern and southern China through its Beijing and Kunming branch offices.

Results of Operations

	FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
	2007	2006	Change
	US$	US$	%
Net Sales	233,697	390,953	-40.2%
Gross Profit	100,258	266,476	-62.4%
Operating Income	-199,139	5,720	-3581.5%
Net Income	-121,914	909	-13511.9%
Gross Margin	42.9%	68.2%
Net Margin		0.2%

Sales and Gross Profit

Net sales for the three months ended March 31, 2007 were approximately $233,697 compared to approximately $390,953 for the three months ended March 31, 2006, a decrease of $157,256 or approximately 40.2%. The primary reasons for the decrease in net sales in the first three months of 2007 is a $166,869 decrease in Housing Accumulation Fund Software sales revenue, which was partially offset by an increase of $33,097 in system integration revenue, and a decrease of $25,161 in sales of Credit Guarantee Software.

First quarter sales of our Housing Accumulation Fund Software decreased by 166,869, or 69.3% from 240,800 in the first quarter of 2006. This decrease is due primarily to the on-going nature of many of our projects, which now are in a testing phase. In this phase, our clients review upgrades or new versions of our software, and we generally do not generate income from these clients until they have accepted the upgrade or new version at the end of the testing phase. We do not expect the decrease to continue over the next several quarters, because we expect our clients currently in the testing phase to exit that phase and generate income for us.

First quarter revenue from our Credit Guarantee Software decreased by $25,161 or 60.8% from $41,382 in the first quarter of 2006. This decrease is also due to many of our projects being in the testing phase, as described above. We expect that this decrease will probably not continue over the next several quarters because because we expect our clients currently in the testing phase to exit that phase and generate income for us.

First quarter revenue from our System Integration Services increased by $33,097 or 30.4% from $108,771 in the first quarter of 2006. The increase in System Integration revenue is due to our gaining one major new customer and a number of smaller new customers for our systems integration services. We do not expect this increase to continue over the next several quarters, because we are considering decreasing our focus on providing this kind of service to our customers.

Gross profit for the three months ended March 31, 2007 was approximately $100,258, compared to $266,476 for the three months ended March 31,2006, a decrease of $166,218 or 62.4%. The decrease in gross profit is primarily due to the decrease in sales and revenue of our Housing Accumulation Fund Software and Credit Guarantee Software described above. We believe this decrease will not continue over the next several quarters because we believe many of our customers will begin generating revenue for us once they exit the testing phase.

For the three months ended March 31, 2007, approximately 88.5% of sales were made to our 10 largest customers, approximately 65.5% of our sales were made to our 5 largest customers and approximately 36.8% of sales were made to our largest customer. For the three months ended March 31, 2006, approximately 78.9% of our sales were made to our 10 largest customers, approximately 61.6% of our sales were made to our 5 largest customers and approximately 38.5% of sales were made to our largest customer.

For the three months ended March 31, 2007, approximately 98.8% of sales of Systems Integration Services were made to our 10 largest customers, approximately 92.9% of sales were made to our 5 largest customers and approximately 56.6% of sales were made to our largest customer. For the three months ended March 31, 2006, approximately 99.6% of sales of Housing Accumulation Fund Software were made to our 10 largest customers and 90.5% to our 5 largest customers and approximately 30.2% of sales were made to our largest customer.

Cost of sales

Cost of sales were approximately $133,439 in the first quarter of 2007, representing a 7% increase from approximately $124,477 during the first quarter of 2006, primarily due to the increase in sales of Systems Integration Services described above. Due to those increased sales, our cost of sales for our Systems Integration Services increased to $130,551 during the first quarter of 2007, from $96,015 during the first quarter of 2006. This increase was partially offset by a decrease in the cost of sales for our Housing Accumulation Fund software during the first quarter of 2007 to $1,735 from $25,804 during the first quarter of 2006 resulting from the slowdown in sales of this product described above.

Operating Expenses

Operating expenses were approximately $299,398, or 128% of net sales, during the three months ended March 31, 2007, compared to approximately $260,756, or 66% of net sales, during the three months ended March 31, 2006. This increase is attributable to a $11,367 increase in general and administrative expenses, a $43,261 increase in Research & Development expenses and a $15,987 decrease in Selling Expenses.

General and administrative expenses increased to $140,286 during the three months ended March 31, 2007 from $128,919 during the three months ended March 31, 2006 due to an increase in auditing fees paid for 2006.

Research & development expenses increased to $120,312 during the three months ended March 31, 2007 from $77,051 during the three months ended March 31, 2006, primarily due to the payment of $36,152 in consultation fees relating to an investigation of possible software development during the three months ended March 31, 2007.

Selling expenses decreased to $38,799 during the three months ended March 31, 2007 from 54,786 during the three months ended March 31, 2006 due to the decrease in sales and revenues described above.

Income Taxes

Because our taxable income during the three months ended March 31, 2007 was negative, we incurred no income tax during that period under China’s provisional regulations on income tax. In the three months ended March 31, 2006, we also paid no income tax.

We have been approved by the Shenzhen local tax bureau for a reduction by half of our income tax burden from 2005 to 2007.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $241,338 as of December 31, 2006 to $35,742 as of March 31, 2007. We expect our cash and cash equivalents to rise as our clients exit the testing phase and begin generating revenue as described above. Because our accounts payable are low, we do not believe our decrease in cash and cash equivalents presents a problem for our continuing operations, research and development or sales and marketing. The primary reason for the decrease in cash and cash equivalents was a $186,315 increase in advances to certain vendors from whom we purchased a software development platform.

Net cash used by operating activities during the three months ended March 31, 2007 was $207,083, compared with $344,074 during the three months ended March 31, 2006. The decrease in net cash used by operating activities is a result of a decrease of available cash due to the $186,314 increase in advances to suppliers described above.

Net cash used in investing activities during the three months ended March 31, 2007 was $449 as compared to $4,243 used during the three months ended March 31, 2006. The decrease in net cash used in financing activities during the three months ended March 31, 2007 was primarily because of acquisition of property and equipment.

Accounts Receivable

The decrease in accounts receivable from $519,546 for the fiscal year ended December 31, 2006 to $377,078 as of March 31, 2007 is primarily attributable to the increase in receiving due payments from our customers.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $201,386 as of March 31, 2007.

Other Assets

Other assets include other receivables, and it amounted to $74,197 as of March 31, 2007, compared with $314,032 as of March 31, 2006.

Accounts Payable

Accounts payable and accrued expenses decreased from $78,846 as of December 31, 2006 to $40,238 as of March 31, 2007, primarily as a result of a decrease in our purchases of materials [in late 2006 as compared to late 2005.

Payroll Payable

Payroll payable decreased from $53,143 as of December 31, 2006 to $39,342 as of March 31, 2007, primarily as a result of payments made to our employees.

Unearned revenue

As of March 31, 2007, unearned revenue is $146,601, and it includes $116,607 of customer deposits and $29,794 of unearned software service revenue. As of March 31, 2006, customer deposits were $106,403.

Item 3.   Controls and Procedures

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

At the conclusion of the quarter ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

(b) Changes in Internal Controls

During the quarter ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.  Exhibits.

Exhibit List

No.	Description

3.1
Form of Certificate of Incorporation of China Software (Incorporated by  reference to Exhibit B to the Proxy Statement/Prospectus in in the Registration  Statement on Form S-4 filed on September 1, 2006).

3.2	Form of Bylaws of China Software (Incorporated by reference to Exhibit D to the Proxy Statement/Prospectus in the Registration Statement on Form S-4 filed on September 1, 2006).

21.1	List of Subsidiaries.

31.1	Certification of Yuan Qing Li pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ding Hong Shen pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Software Technology Group Co., Ltd

Date: May 15, 2007	By:	/s/ Yuan Qing Li
Yuan Qing Li,
President (principal executive officer)

Date: May 15, 2007	By:	/s/ Ding Hong Shen
Ding Hong Shen,
Chief Financial Officer (principal financial officer and principal accounting officer)