Form 10QSB
period 2007-06-30
CHINA SOFTWARE TECHNOLOGY GROUP CO LTD
filed 2007-08-20
CIK 1085104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

As of August 20, 2007, the Company had 30,495,061 shares of its common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format	Yes [ ] No [X]

Table of Contents

PART I. - INTERIM FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) June 30, 2007

Condensed Consolidated Statements of Operations (Unaudited) Three and Six Months Ended June 30, 2007 and 2006

Condensed Consolidated Statements of Cash Flows (Unaudited) Three and Six Months Ended June 30, 2007 and 2006

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II. - OTHER INFORMATION

Item 6. Exhibits

Signatures

PART I

Item 1.  Financial Statements

CHINA SOFTWARE TECHNOLOGY GROUP CO. LTD AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$74,305
Accounts receivable, net	376,157
Inventory	576,446
Other receivable	94,466
Loan receivable	462,897
Advances to suppliers	442,358
Deposits	11,257
Total current assets	2,037,886

PROPERTY AND EQUIPMENT, NET	275,088

TOTAL ASSETS	$2,312,974

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$105,705
Tax payable	7,304
Payroll payable	38,277
Unearned revenue	245,267
Welfare payable	4,306
Total current liabilities	400,858

STOCKHOLDERS' EQUITY:
Preferred stock, (Class A; authorized shares 10,000,00, no par value, outstanding none;
Class B, authorized shares 20,000,000, no par value; outstanding none)	-
Capital stock (no par value; unlimited authorized;
21,502,679 shares issued and outstanding)	1,215,932
Statutory reserve	49,516
Accumulated other comprehensive income	171,168

Retained earnings		475,500
	Total stockholders' equity	1,912,116
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$2,312,974
CHINA SOFTWARE TECHNOLOGY GROUP CO. LTD AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	For the three month periods ended		For the six month periods ended
	June 30		June 30
	2007	2006	2007	2006

Net revenues	$310,844	$360,805	$544,541	$751,758

Cost of revenue	136,842	142,177	270,281	266,654

Gross profit	174,002	218,628	274,260	485,104

Operating expenses
Selling expenses	66,137	57,105	104,936	111,891
General and administrative expenses	122,092	110,242	242,404	187,293
Research & development expenses	79,592	22,850	219,878	151,769
Total operating expenses	267,820	190,197	567,218	450,953

Income (Loss) from operations	(93,819)	28,431	(292,958)	34,151

Non-operating income (expense):
Interest expense	-	(173)	-	(173)
Interest income	11,458	7,094	18,301	13,887
Gain (loss) on sale of property	(1,559)	-	(1,533)	-
Technology subsidy	228	-	64,784	-
Value added tax refund	9,862	29,822	15,904	18,516
Other expense	(154)	(656)	(397)	(400)

Total non-operating income (expense)	19,834	36,087	97,059	31,830

Net income (Loss)	(73,985)	64,518	(195,899)	65,981

Foreign currency translation gain	28,076	5,568	49,329	18,537

Comprehensive Income (loss)	$(45,909)	$70,086	$(146,570)	$84,518

Basic and diluted weighted average shares outstanding	21,502,679	21,502,679	21,502,679	21,502,679

Basic and diluted net income (loss) per share	$(0.003)	$0.003	$(0.009)	$0.003

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

CHINA SOFTWARE TECHNOLOGY GROUP CO. LTD AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(195,899)	$65,981
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	37,080	34,628
Loss on sale of property	1,533	-
Stock option expenses	552	552
(Increase) / decrease in assets:
Accounts receivable	154,352	(66,817)
Inventory	(114,558)	(21,672)
Other receivable	25,920	(46,121)
Deposits	849	(2,955)
Advances to suppliers	(184,355)	(145,522)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expenses	35,419	(10,069)
Unearned revenue	98,714	(101,940)
Payroll payable	(15,985)	(15,466)

Tax payable	(20,402)	(13,745)
Net cash used in operating activities	(176,781)	(323,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipt of cash on disposal of property	8,909	-
Acquisition of property & equipment	(2,874)	(3,659)
Additions to Intangible assets	-	(724)
Net cash provided by (used in) investing activities	6,035	(4,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contribution to capital	-	4,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,713	2,128

NET DECREASE IN CASH & CASH EQUIVALENTS	(167,033)	(321,401)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	241,338	375,856

CASH & CASH EQUIVALENTS, ENDING BALANCE	$74,305	$54,455

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

On Nov 14, 2006, China International Enterprises Inc. (OTC BB: CIETF.OB) re-domiciled the Company from Canada to Delaware. On Nov 16, 2006, the company begin trading under the symbol CSWT and be known as China Software Technology Group Co., Ltd” ("we", "us", or the "Company")   (OTC BB: CSWT.OB)

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

On March 23, 2006, the Company announced a 1:32 reverse split of its outstanding common shares. Both actions were approved by the Company's shareholders at a meeting held on March 7, 2006.

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

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB.  The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $204,329 as of June 30, 2007.

Advances to suppliers

Advances to suppliers amounted to $442,358 as of June 30, 2007.  The Company advances to certain vendors for purchase of its material in order to receive bulk discount and reserve the unit cost of the merchandise at a bargain rate. Once the inventory is received by the Company, the advance is adjusted against the purchased price.

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

As of June 30, 2007, unearned revenue is $245,267, and it includes $225,971 of customer deposit and $19,296 of unearned software service revenue.

Research and development costs

Research and development costs are charged to operations as incurred and amounted to $219,878 and $151,769 for the six months periods ended June 30, 2007 and 2006

Income taxes

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the Shenzhen local tax bureau, the Company is exempted from income tax in 2003 and 2004. The Company will also have half of its income taxes exempt from 2005 to 2007. According to the Provisional Regulations of the People's Republic of China on Income Tax, the taxable income for the six months periods ended June 30, 2007 and 2006 are negative, so no income tax is incurred.

Foreign currency transactions and comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of HTC is Chinese Renminbi. The unit of Renminbi is in Yuan. Cumulative translation adjustment amount and translation adjustment gain amounted to $49,329 and $18,537 for the six months periods ended June 30, 2007 and 2006.

Accumulated other comprehensive income amounted to $171,168 on June 30, 2007.

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

3.    INVENTORIES

Inventories as of June 30, 2007 consist of the following:

Raw and packing materials	$50,818
Finished goods	7,131
Work in process	518,497
Total	$576,446

4.    PROPERTY AND EQUIPMENT

Net property and equipment as of June 30, 2007 is as follows:

Building & improvement	$37,264
Machinery& equipment	212,850
Vehicles	78,092

Furniture and fixture	26,120
Software	284,080
638,406

Less: Accumulated depreciation	(363,318)
$275,088

Depreciation expenses for the six months periods ended June 30, 2007 and 2006 were $37,080 and $34,628, respectively.

5.

OTHER RECEIVABLE

Other receivable as of June 30, 2007 consists of the following:

Subsidy receivable	8,961
Advances to other companies	43,423
Advances to employees	42,082
Total	$94,466

The Company has a subsidy receivable from the local government amounting $8,961 for enhancement of the Company’s technology.

Advances to other companies amounted to $43,423 as of June 30, 2007.   It includes advances to other unrelated parties, which are unsecured, interest free, and due on demand.

Advances to employees amounted to $42,082.  These advances are unsecured, interest free, and due on demand.

6.

LOAN RECEIVABLE

Loan receivable amounted to $462,897 as of June 30, 2007.  This loan was first signed for a term from May 2005 to May 2006 and has been renewed for terms from May 2006 to May 2007 and from May 2007 to May 2008. This loan is unsecured, to an unrelated party, with interest rates of 6.12% and 6.138% for the six months periods ended June 30, 2007 and 2006.  The interest incomes were $18,301 and $13,887 for the six months periods ended June 30, 2007 and 2006.

7.     ACCOUNTS PAYABLE & ACCRUED EXPENSES

The Company has accounts payable and accrued expense amounting $105,705 as of June 30, 2007.  Accounts payable includes payable to vendors and accrued expenses include accrued professional expenses.

8.    TAX PAYABLE

The Company has tax payable amounting $7,304 as of June 30, 2007. The taxes payable consisted of Value-added tax of $6,165 and other miscellaneous taxes of $1,139.

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

The Company will also have half of its income taxes exempt (income tax rate 15%) from 2005 to 2007.

The provision for taxes on earnings for the six month periods ended June 30, 2007 and 2006 consisted of:

	2 0 0 7	2 0 0 6

Tax Tax at statutory rate	(34%)	34%
Foreign tax rate difference	19%	<19%>
Net operating loss in other tax jurisdiction for where no benefit is realized	15%	<15%>
Effective tax rate	0%	0%

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

HTC is classified as a wholly-owned foreign enterprise under PRC law by virtue of its ownership by XHT. HTC has changed its employee welfare plan in accordance with Chinese law and regulations and does not make annual pre-tax contributions of 14% of all employees' salaries for the years ended December 31, 2005. The total expense amounted to $36,081 and $29,862 for the six months periods ended June 31, 2007 and 2006.  Welfare payable amounted to $4,306 as of June 30, 2007.

10.     STATUTORY RESERVE

In accordance with the Chinese Company Law , the company has allocated 10% of its annual net income, amounting to $0 and $2,456 as statutory reserve for the six months periods ended June 30, 2007 and 2006, respectively.

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount included in the statutory reserve amounted to $0 and $1,228 for the six months periods ended June 30, 2007 and 2006, respectively.

12.      SHAREHOLDERS’ EQUITY

On Mar 23, 2006, the Company announced a 1:32 reverse split of its outstanding common shares. Both actions were approved by the Company's shareholders at a meeting held on March 7, 2006.  All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

13. STOCK OPTIONS

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2005. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees , and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

On March 11, 2005, the Company granted one director 10,781 stock options vesting over 5 years proportionately.  The option exercise price is $0.03. The fair value of the shares at the time of granting of the options was $0.02. Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	10,781	$0.96	$0
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2007	10,781	$0.96	$0

Following is a summary of the status of options outstanding at June 30, 2007:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$0.96	10,781	2.75	$0.03	4,851	$0.96

For options granted during the year ended December 31, 2005, the weighted-average fair value of such options was $0.51.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	5.00 years
Expected volatility	430%
Expected dividend yield	0

14.    NON-OPERATING INCOME

Value added tax (VAT) refund– The Company received an amount of $15,904 and $18,516 as Value added tax refund from the state government for the six months periods ended June 30, 2007 and 2006, respectively. The value added tax refund is given by the government to support software industry.

Technical subsidy – The Company received subsidy income of $64,784 and $0 from local government for the six months periods ended June 30, 2007 and 2006, respectively. This income is given by the government to support local high-tech enterprises.

15.    COMMITMENT

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

The rent expenses are $29,377 and $26,853 for the six months periods ended June 30, 2007 and 2006.

Future lease commitments for the periods after June 30, 2007 are as follows:

                                            2007                            $34,065

                                            2008                             $11,104

                                            Total                             $45,169

16.   SUPPLEMENT DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company did not paid interest during the six months periods ended June 30, 2007 and 2006. The Company did not pay income tax during the six months periods ended June 30, 2007 and 2006.

17.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

One major customer accounted for 30% of the revenue for the six months periods ended June 30, 2007. The company has a $89,464 receivable to this customer on June 30, 2007.  Two major customers accounted for 34% of the revenue for the six months periods ended June 30, 2006.

Three major vendors provided 67% of the Company’s purchases for the six months periods ended June 30, 2007.  Four major vendors provided 83% of the Company’s purchases for the six months periods ended June 30, 2006.  The Company has a $84,219 payable to these vendors on June 30, 2007.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

18.

  SUBSEQUENT EVENTS

On July 30, 2007 China Software Technology Group Co., Ltd. (“China Software”) acquired the outstanding capital stock of American Wenshen Steel Group, Inc., a Delaware corporation (“American Wenshen”).  American Wenshen is a holding company that owns all of the registered capital of Chaoyang Liaogang Special Steel Co., Ltd. (“Chaoyang Liaogang”), a corporation organized under the laws of The People’s Republic of China.  Chaoyang Liaogang is engaged in the business of manufacturing tungsten carbide steel, stainless steel, and die steel.  All of Chaoyang Liaogang’s business is currently in China.

Item 2.   Management’s Discussion and Analysis

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contains predictive statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these predictive statements.

Overview

We conduct our operations through our indirectly wholly-owned subsidiary, Shenzhen Hengtaifeng Technology Co., Ltd. (“HTF”).  HTF is a provider of special-use applications software and systems integration services in China.  HTF develops and produces Housing Accumulation Fund software and credit guarantee management software products, as well as family planning and property management software.  HTF also sells value-added systems integration services pursuant to our strategic alliances with other software companies.  HTF is headquartered in Shenzhen, China and has established a sales network in northern and southern China through its Beijing and Kunming branch offices.  Because all of our operations are conducted by HTF, this discussion focuses on the business results and financial condition of HTF.

Results of Operations—Six Months ended June 30, 2007 and 2006, and Three Months ended June 30, 2007 and 2006

Results of Operations

	FOR THE SIX-MONTH PERIOD ENDED JUNE 30,			FOR THE THREE-MONTH PERIOD ENDED JUNE 30,
	2007	2006	Change	2007	2006	Change
	US$	US$	%	US$	US$	%
Net Sales	544,541	751,758	-27.6%	310,844	360,805	-13.8%
Gross Profit	274,260	485,104	-43..5%	174,002	218,628	-20.4%
Operating Income	-292,958	65,981		-93,819	28,431
Net Income	-195,899	84,518		-73,985	64,518
Gross Margin	50.4%	62.10%		56%	60.6%
Net Margin	-36%	11.20%		-23.80%	18.0%

Sales and Gross Profit

Net sales for the six month period ended June 30, 2007 were approximately $544,541 compared to approximately $751,758 for the six month period ended June 30, 2006, a decrease of $207,217 or approximately 27.6%.  The primary reasons for the decrease were a decrease of $292,267 in Housing Accumulation Fund Software revenue and a decrease of $52,310 in sales of our credit guarantee software, which were partially offset by an increase of $135,678 in revenue from our systems integration services.

Net sales for the three month period ended June 30, 2007 were approximately $310,844 compared to approximately $360,805 for the three month periods ended June 30, 2006, a decrease of $49,961 or approximately 13.8%.  The primary reasons for the decrease were a $125,362 decrease in Housing Accumulation Fund Software revenue and a decrease of $27,156 in sales of our credit guarantee software, which was partially offset by an increase of $102,215 in revenue from systems integration services.

Sales of our Housing Accumulation Fund software for the six month period and the three month period ended June 30, 2007 decreased by 292,267 and 125,362, or 66% and 62%, from 442,900 and 201,804 in the same periods in 2006, respectively.  The decreases were due to a delay in receiving confirmation for orders from certain existing clients. We expect that this decrease will probably not continue over the next several quarters because we had approximately $160,631 in deposits from purchasers of our Housing Accumulation Fund software as of June 30, 2007, compared to $0 in 2006.  Management believes that these deposits suggest strong demand for this product.

Revenue from our credit guarantee software for the six month period and the three month period ended June 30, 2007 decreased by $52,310 and $27,156, or 33.1% and 23.3%, from $157,991 and 116,558 in the same periods in 2006, respectively.  The decreases were due to a delay in receiving confirmation for orders from certain existing clients. We expect that this decrease will probably not continue over the next several quarters because we had approximately $61,876 in deposits from purchasers of our credit guarantee software as of June 30, 2007, compared to approximately $626 in 2006.  Management believes that these deposits suggest strong demand for this product.

Revenue from sales of our systems integration services for the six month period and the three month period ended June 30, 2007 increased by $135,678 and $102,215, or 89.9% and 244%, from $150,867 and $41,962 in the same periods in 2006, respectively. The increase in systems integration revenue was due to an increase in the number of customers purchasing these services.  We expect that this increase will probably not continue over the next several quarters because we do not predict that we will continue to gain new customers.

Gross profit for the six month period and the three month period ended June 30, 2007 was approximately $274,260 and $174,002, compared to $485,104 and $218,628 for the six month period and the three month period ended June 30, 2006, respectively.  This change represents a decrease of $210,844 and $44,299, or approximately 43 % and 20%, respectively.  The decrease in gross profit was primarily due to the decreases in sales and revenue of our Housing Accumulation Fund software and our credit guarantee software described above.  We expect that this decrease will probably not continue over the next several quarters because we have approximately $225,971 in deposits from customers as of June 30, 2007 compared to approximately $626 in 2006.  Management believes that these deposits suggest strong demand for this product.

For the six month period and the three month period ended June 30, 2007, approximately 64.3% and 80.6% of sales were made to our 10 largest customers, approximately 49.8% and 60.1% of our sales were made to our 5 largest customers and approximately 29.9% and 27.5% of sales were made to our largest customer, respectively.  For the six month period and the three month period ended June 30, 2006, approximately 63.6% and  90.8% of our sales were made to our 10 largest customers, approximately 48.4% and 67.4% of our sales were made to our 5 largest customers and approximately 17.7%  and  34% of sales were made to our largest customer, respectively.

For the six month period and the three month period ended June 30, 2007, approximately 94.3% and 93.3% of sales of our systems integration services were made to our 10 largest purchasers, approximately 82% and 82.6% of sales of those services were made to our 5 largest purchasers and approximately 57% and 57.2% of sales of those services were made to our largest customer, respectively

For the six month period and the three month period ended June 30, 2007, approximately 95% and 100% of sales of Housing Accumulation Fund software were made to the ten largest purchasers, approximately 68% and 96.3% to the five largest purchasers of this product and approximately 27%  and 51.1% of sales were made to our largest customer, respectively

For the six month period and the three month period ended June 30, 2007, Approximately 84.5% and 100% of sales of our credit guarantee software were made to the five largest purchasers, and approximately 24.5% and 29% of sales were made to our largest customer, respectively

Cost of Sales

During the six month period ended June 30, 2007, cost of sales increased by approximately $3,627, or 1.4%, from approximately $266,654 during the same period in the prior year.  During the three month period ended June 30, 2007, cost of sales decreased by approximately $5,651, or 4%, from approximately $142,177 during the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $567,218 and $267,820 during the six month period and the three month period ended June 30, 2007, or approximately 104.2% and 86% of net sales, compared to approximately $450,953 and $190,197 or approximately 60% and 64.8% of net sales during the six month period and the three month period ended June 30, 2006, respectively.  These changes are attributable to an increase of $68,109 in general and administrative expenses and an increase of $55,111 in research and development expense, which were partially offset by a decrease of $6,955 in selling expense.

General and administrative expenses during the six month period and the three month period ended June 30, 2007 increased to $242,404 and $122,092 from $187,293 and $110,242 during the six month period and three month period ended June 30, 2006, respectively, due primarily to an increase in auditing fees.

Research and development expense during the six month period and the three month period ended June 30, 2007 increased to $219,878 and $79,592 from $151,769 and $22,850 during the six month period and the three month period ended June 30, 2006, respectively, because we paid $36,152 for consultations relating to potential modifications to our software products during the six months ended June 30, 2007 (there was no such expense during the same period of last year) and because we increased the number of employees doing research and development work.

Selling expense during the six month period and the three month period ended June 30, 2007 decreased to $104,936 and $66,137 from $111,891 and $57,105 during the six month periods and the three month periods ended June 30, 2006 respectively.

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the Shenzhen local tax bureau, and the Company will have half of its income taxes waived from 2005 to 2007.  Under the Provisional Regulations of the People's Republic

of China on Income Tax, the Company’s taxable income during the six months ended June 30, 2007 and 2006 are negative, so no income tax was incurred during that time.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $241,338 as of December 31, 2006 to $74,305 as of June 30, 2007. The primary reason for the decrease was an increase of $184,355 in advances to certain vendors.  Cash and cash equivalents increased from $35,742 as of March 31, 2007 to $74,305 as of June 30, 2007. The primary reason for the increase was an increase of $98,866 in unearned revenue.

Net cash used by operating activities during the six month period ended June 30, 2007 was $176,781, compared with  $323,146 during the six month period ended June 30, 2006.  During the three month period ended June 30, 2007, operating activities provided net cash of $30,302, as compared to $20,925 used during the three month period ended March 31,2006.  These changes were due to an increase in the amount of payment deposits received from our customers during the first six months of 2007.

Net cash provided by investing activities during the six month ended June 30, 2007 was $6,035 as compared to $4,383 used during the six month ended June 30, 2006.  Net cash provided by investing activities during the three month ended June 30, 2007 was $6,484 as compared to net cash of $140 used by investing activities during the three month period ended June 30, 2006. The increase in net cash provided by investing activities during the six month periods ended June 30, 2007 was primarily due to sales by the Company of certain property and equipment.

Accounts Receivable

Accounts receivable decreased from $519,546 as of December 31, 2006 to $376,157 as of June 30, 2007, primarily due to the increase in receipt of receivables due from our customers sin the first half of 2007.

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $204,329 as of June 30, 2007.

Other Assets

Other assets include other receivables, which amounted to $94,466 as of June 30, 2007.

Accounts Payable

Accounts payable and accrued expenses increased from $74,846 as of December 31, 2006 to $105,705 as of June 30, 2007, primarily because the Company had payables in the amount of $84,219 to vendor as of June 30, 2007.

Payroll Payable

Payroll payable decreased from $53,143 as of December 31, 2006 to $38,277 as of June 30, 2007, primarily as a result of payments made to our employees during the first half of 2007.

Unearned revenue

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers or when services have been rendered, a formal arrangement with the purchaser exists, the price for the goods or services is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist pursuant to the arrangement with the purchaser, and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of June 30, 2007, unearned revenue was $245,267, including $225,971 of customer deposits and $19,296 of unearned software service revenue. Revenues from our systems integration services were approximately $38,640 during the six months ended June 30, 2007 and insignificant during the six months ended June 30, 2006.

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

At the conclusion of the quarter ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management at that time, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report.

(b) Changes in Internal Controls

During the quarter ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.  Exhibits.

The following exhibits are filed with this report.

Exhibit List

No.	Description

3.1	Form of Certificate of Incorporation of China Software (Incorporated by reference to Exhibit B to the Proxy Statement/Prospectus in the Registration Statement on Form S-4 filed on September 1, 2006).

3.2	Form of Bylaws of China Software (Incorporated by reference to Exhibit D to the Proxy Statement/Prospectus in the Registration Statement on Form S-4 filed on September 1, 2006).

21.1	List of Subsidiaries.

31.1	Certification of Yang Kuidong pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Zhang Liwei pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Software Technology Group Co., Ltd

Date: August 20, 2007	By:	/s/ Yang Kuidong
Yang Kuidong,
President (principal executive officer)

Date: August 20, 2007	By:	/s/ Zhang Liwei
Zhang Liwei,
Chief Financial Officer (principal financial officer and principal accounting officer)

8