Form 10KSB
period 2007-09-30
American Wenshen Steel Group, Inc.
filed 2008-02-11
CIK 1085104

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

|X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

                or

|   |            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to _____________

Commission file number: 0-30058

AMERICAN WENSHEN STEEL GROUP, INC.
(Exact name of small business issuer in its charter)

             Delaware                                                                                                                                                       04-2621506
 (State or other jurisdiction of incorporation or organization)                                                             (IRS Employer Identification No.)

100 Wall Street, 15th Floor, New York, NY                                                                                                                                       10005
 (Address of principal executive offices)                                                                                                                              (Zip Code)

Issuer's telephone number: (212) 232-0120

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes |  |   No |X|

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the  best of  registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The issuer’s revenues for its most recent fiscal year were $1,162,555

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 7, 2008 was $67,185,700.

The number of shares outstanding of the issuer’s common stock, as of February 7, 2008 was 20,478,400.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Registration Statement on Form SB-2, as amended, of HXT Holdings, Inc. (File No. 333-146796) have been incorporated by reference into the following sections of this Report:  Item 1 – Description of Business, Item 2 – Description of Property,  and Item 9 – Directors and Executive Officers of the Registrant.

Transitional Small Business Disclosure Format (check one): Yes |  | No |X|

PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding American Wenshen Steel Group, Inc. (“American Wenshen”), its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in the section of this report titled “Managements Discussion and Analysis – Risk Factors That May Affect Future Results.”

Because these and other risks may cause American Wenshen’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.  Readers should also take note that American Wenshen will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1.                       DESCRIPTION OF BUSINESS

Until July 30, 2007 the Company’s business consisted of providing software applications and system integration services in The People’s Republic of China (“PRC??.  That business is now conducted by our wholly-owned subsidiary, HXT Holdings, Inc.  On July 30, 2007 we acquired all of the equity in Chaoyang Liaogang Special Steel Co., Ltd. (“Chaoyang Liaogang”), which is engaged in the business of manufacturing special steel in the PRC.  That business is carried on through our wholly-owned subsidiary, AWSG Sub, Inc.

The business of HXT Holdings is managed by Yuan Qing Li, who was the Company’s CEO prior to the acquisition of Chaoyang Liaogang.  The management agreement provides that Mr. Li will manage HXT Holdings within his discretion, provided that his actions or inactions do not threaten material injury to American Wenshen.  The management agreement further provides that Mr. Li will cause HXT Holdings to file a registration statement with the Securities and Exchange Agreement that will, when declared effective, permit American Wenshen to distribute all of the outstanding shares of HXT Holdings to the holders of its common stock.  After the registration statement is declared effective, the Board of Directors of American Wenshen will fix a record date, and shareholders of record on that date (other than shareholders who received their common stock in exchange for Series a Preferred Stock) will receive the shares of HXT Holdings in proportion to their ownership of American Wenshen common stock.  Warner Technology & Investment Corp. has agreed that it will surrender to HXT Holdings any shares of that company that are distributed to it by American Wenshen.

Business of Chaoyang Liaogang Special Steel Co., Ltd.

Chaoyang Liaogang was organized in 2004 as a joint stock limited company under the laws of the PRC.  Its offices and manufacturing facilities are located in the City of Chaoyang, which is in the Liaoning Province in northeast China.  This location provides the company ready access to customers in the industrial sector of northeast China, including the Beijing metropolitan area.

Products

For the past eight years China has been the world’s largest producer of steel.  However, for the same eight years China has been the world’s largest importer of specialty steel.  With the rapid development of China’s automobile, electronic and machine tool industries, the demand for refined steels than can be used in precision applications has increased dramatically.  Chaoyang Liaogang has been organized to meet that demand.

Chaoyang Liaogang specializes in the production of specialty steels that boast high quality and more added value than common construction steel.  Chaoyang Liaogang produces steel in three primary categories:

Tungsten Carbide Steel.  This is a very high quality, super-hard steel, possessing a fine texture and a high degree of purity.  Tungsten carbide steel has a bending strength that exceeds 280 kg/mm2.  The durability of tungsten carbide steel exceeds that of common die steel by more than a factor of ten.  It is used for tools, dies and precision measuring instruments, as well as gears and bearings.  The market price for tungsten carbide steel ranges from 8,000 to 10,000 RMB ($1,025 - $1,282) per ton.

Stainless Steel.  Chaoyang Liaogang employs a patented technology to produce stainless steel primarily for the cookware and tableware industry.  Its products are free of toxins, and contain microelements that are believed to provide health benefits.

Die Steel.  Chaoyang Liaogang’s SRM-1 hot die steel and its SLM-2 cold die steel both possess a high tensile hardening layer that enables the die cavity to resist high compressive stress and aid durability.  The steels are used to produce precision punch dies, coining dies, cold extrusion dies, etc.  In addition, Chaoyang Liaogang produces special steel dies and forged pieces used for tools, dies and measuring instruments in a wide variety of industries, including aviation, automobile, machine tool, and defense.

We anticipate that our growth will be driven primarily by our tungsten carbide steel technology.  Our patented technology for the production of tungsten carbide steel provides us an exclusive niche in the steel industry.  Carbonized tungsten steel provides all of the benefits of carbide tungsten that make it the metal of choice for precision products – fine texture, durability, flexibility.  But carbonized tungsten steel, such as we produce, is actually more durable than carbide tungsten.  In addition, carbonized tungsten steel can be recovered and reused, whereas there is no available technology for the recovery of tungsten carbide.  Products made with our tungsten carbide steel, therefore, have a built-in resale value for scrap, which the manufacturer can reflect in their market price.

Facilities

Chaoyang Liaoyang has entered the steel industry with a relatively modest capital investment due to the political capital of its Chairman and the inventive industry of its researchers.  Most of the company’s equipment was purchased for not much more than scrap value from failed steel enterprises owned by the Chinese government.  Chaoyang Liaoyang has supplemented that equipment with its own creations – for example, the electroslag melting equipment that it uses to render scrap steel to a molten state was developed and built by the company’s own staff.

At the present time, Chaoyang Liaogang’s factory has the capacity to produce 20,000 tons of steel products in a year, consisting of:

200 tons – tungsten carbide steel.

2,000 tons – stainless steel.

14,200 tons – raw die steel.

3,600 tons – die steel products.

The quality management system in Chaoyang Liaogang’s facility has been certified as ISO 2000 compliant.  Chaoyang Liaogang is a member of the China Die Association.

Raw Materials; Mining Rights

At the present time, Chaoyang Liaogang produces most of its steel by melting scrap steel using an electroslag remelting process, combining the molten steel with other materials, and then utilizing the company’s patented technologies to produce its high quality steels.  The scrap steel that is its primary raw material is readily available on the international market.

In the past few years, however, the growing demand for scrap steel, in large part fueled by the expansion of Chinese industry, has caused the international price of scrap steel to multiply several-fold.  In order to reduce its need for scrap steel and to prepare for growth, Chaoyang Liaogang has initiated the process of developing a captive source of iron ore, from which it will manufacture most of its steel in the future.

During fiscal year 2006, our Chairman, Yang Kuidong, contributed to Chaoyang Liaogang mineral rights that he purchased for $3,846,000 in 2005.  The Tenth Geological Prospecting Team of the Inner Mongolia Autonomous Region has calculated that the proven reserves of iron to which Chaoyang Liaogang has rights total 5.25 million tons, with additional reserves of 4.7 million tons probable. In 2007, however, management determined that the transfer of the mining rights to Chaoyang Liaogang was not permissible under Chinese law applicable to mines.  Therefore Chaoyang Liaogang transferred the mining rights back to Mr. Yang, and recorded a reduction in capital on its financial statements.  Nevertheless, we expect to have priority access to the iron production from Mr. Yang’s mines, once he obtains capital sufficient to develop iron mining operations.  In addition, Mr. Yang plans that during 2008 he will transfer to Chaoyang Liaogang other sources of raw materials, in order to permit the Company to function with the efficiencies available to an integrated steel manufacturer.

Environmental Regulation

The facilities of Chaoyang Liaogang are operated in full compliance with all national and provincial regulations relating to the environment.  The local government charges Chaoyang Liaogang 20,000 RMB (approximately $2,600) per year for sewage processing.

Intellectual Property

Chaoyang Liaogang has obtained five national patents for its steel production methods.  Its existing patents are:

•	Production method for fusion cast tungsten carbide steel (Invention Patent ZL95-1-12012.3.

•	Smelting process for paste cladding type alloy steel (Invention Patent ZL95-1-11885.4)

•	Special stainless steel for cookware (Invention Patent ZL00-1-23087.5)

•	Electronic smelting of compound dies (Use Patent ZL01-2-41258.9)

•	Electronic smelting of steel structure tungsten carbide bimetal machine tool cutter (Use Patent ZL94-2-30512.4)

The Government of China has named the fusion cast tungsten carbide steel patent as the foundation for Chaoyang Liaogang’s participation in the National Spark (Xinghuo) Program.
Chaoyang Liaogang has developed a close working relationship with Northeastern University in Shenyang City, the capital of Liaoning Province.  Our contract with Northeastern University provides for joint efforts to exploit our patented technologies.  Our engineers also consult regularly with the staffs of the Central Iron & Steel Research Institute, the Shenyang New and High Wear-Resistant Steel Research Institute, and the Hefei University of Technology.

Employees

Chaoyang Liaogang has over 250 employees.  Included in its staff are 25 management personnel, 9 senior engineers, 22 staff engineers, and 35 senior skilled workers.  None of Chaoyang Liaogang’s employees is a member of a collective bargaining unit.  Management believes that the company’s relationship with its employees is good.

Business of HXT Holdings, Inc.

We here incorporate by reference the text headed “Description of Business” contained at pages 18 through 34 of Amendment No. 1 to the Registration Statement on Form SB-2, as amended, of HXT Holdings, Inc. (File No. 333-146796).

ITEM 2.                       DESCRIPTION OF PROPERTY

Property of Chaoyang Liaogang Special Steel Co., Ltd.

Chaoyang Liaogang’s executive offices and manufacturing facility are located on a 20,000 m2 campus that is leased to Chaoyang Liaogang by its Chairman.  The company’s several facilities total 2,000 m2 in floor space.  The Chairman acquired the land and facility from the Chinese government for a modest payment in a distress sale situation.  He contributed the buildings to Chaoyang Liaogang at his cost, and subleases the land to the company free of charge.

Property of HXT Holdings, Inc.

We here incorporate by reference the text headed “Description of Property” contained at pages 38 and 39 of Amendment No. 1 to the Registration Statement on Form SB-2, as amended, of HXT Holdings, Inc. (File No. 333-146796).

ITEM 3.                       LEGAL PROCEEDINGS

None.

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol “AWSH.”  The listing commenced in March 2006.  The following table sets forth the bid prices quoted for our common stock during each quarterly period from March 2006 through September 30, 2007.  All prices have been adjusted to reflect the pro forma effect of the 1-for-45 reverse stock split implemented on October 10, 2007.

B
Period:	High	Low

Mar.23, 2006 – Mar. 31, 2006	$ 70.64	$ 53.09
Apr. 1, 2006 – June 30, 2006	$ 71.99	$ 13.50
July 1, 2006 – Sept. 30, 2006	$ 55.34	$ 11.70

Oct. 1, 2006 – Dec. 31, 2006	$ 85.49	$ 11.25
Jan. 1, 2007 – Mar. 31, 2007	$ 26.10	$ 6.75
Apr. 1, 2007 – June 30, 2007	$ 11.25	$ 3.60
July 1, 2007 – Sept. 30, 2007	$ 14.85	$ 3.15

    (b) Holders.  Our shareholders list contains the names of 390 registered stockholders of record of the Company’s Common Stock.  Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 390.

    (c)  Dividend Policy.  The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

    (d) Recent Sales of Unregistered Securities.

On July 30, 2007, in connection with the reverse merger of American Wenshen Steel Group, Inc. into a wholly owned subsidiary of the Company, the Company issued 434,377 shares of a Series A Preferred Stock.  The Series A Preferred Stock was subsequently exchanged for a total of 19,305,644 shares of common stock. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering, the purchasers had access to detailed information about the Company derived from their investigation in connection with the merger, and the purchasers were acquiring the shares for their own accounts.  There were no underwriters.

     (e) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2007.

ITEM 6.                       MANAGEMENT'S DISCUSSION AND ANALYSIS.

Classification of HXT Holdings, Inc.

American Wenshen Steel Group owns two operating subsidiaries:  Chaoyang Liaogang, which carries on its specialty steel operations, and Shenzhen Hengtaifeng Technology Co., Ltd., which carries on its computer systems operations.  Shenzhen Hengtaifeng Technology Co., Ltd. is owned by HXT Holdings, Inc., a subsidiary of American Wenshen Steel Group.  HXT Holdings has filed a registration statement with the Securities and Exchange Commission in contemplation of a distribution by American Wenshen Steel Group of its shares in HXT Holdings.  For that reason, on the financial statements in this report, HXT Holdings and its subsidiaries have been categorized as an “entity held for disposal;” its net assets have been recorded on our balance sheet as “Assets of the entity held for disposal;” and the results of its operations have been recorded as an extraordinary item labeled “Income from entity held for disposal.’  The remainder of the financial statements reflects the assets and liabilities and results of operations of Chaoyang Liaogang.

Results of Operations

Chaoyang Liaogang commenced substantial production activity in the fall of 2006.  Through December 31, 2006 its revenues consisted only of sales of small amounts of steel incidental to its development activities.  Most of the $1,162,555 in revenue that Chaoyang Liaogang recorded for the year ended September 30, 2007 were realized in the three months ended June 30, 2007, when it made a large sale of special steel and one variety of die steel to one distributor, Shenyang Geshite Special Steel Co., Ltd., which is located nearby in the capital of Liaoning Province.  We are currently developing other customers for our products, and have secured a contract for 300 metric tons of special steel that will generate revenues of approximately $380,000.  We cannot commence large scale production, however, until we obtain the necessary working capital.

Chaoyang Liaogang had not, prior to March 31, 2007, commenced production or sales of tungsten carbide steel, and there was no tungsten carbide steel in its inventory at September 30, 2007.  However, once we have acquired the funds to fully outfit our factory, we expect that tungsten carbide steel will produce a substantial portion of our revenue in future periods.

 Chaoyang Liaogang’s gross margin for the year ended September 30, 2007 was 25.3%.  This ratio was low relative to our industry due to (a) our low sales volume, which leads to inefficiencies in the allocation of overhead expenses, and (b) the fact that we are using scrap steel for our primary raw material.  In recent years the international market price for scrap steel has increased several-fold, making the reworking of scrap steel less substantially less profitable than it was at the beginning of the current decade.  We expect our profit margins to increase significantly in the future, due to:

•	increased sales volume, which will lead to more efficient use of our facilities;
•	introduction of tungsten carbide steel into our sales, which we will be able to market at a higher mark-up over cost than our other steel products; and
•	acquisition of sources of iron ore, which will lower our cost of raw materials.

Although the revenues of Chaoyang Liaogang in fiscal 2007 were 12.5 times greater than in the year ended September 30, 2006, our general and administrative expenses were only 5.7 times greater.  Moreover there was included among the general and administrative expenses in fiscal 2007 a write-down of obsolete inventory in the amount of 353,039, resulting from advances in our manufacturing technology.  The fact that, even with this write-down, there was a significant disparity between the increase in revenues and the increase in expenses is indicative of the efficiency of our overall operations.  The disparity was increased in the recent period, however, by the fact that most of our sales were made to one customer.  This situation resulted in selling and marketing expenses that were little more than nominal.  In the future, we expect that our overall efficiencies will enable us to increase our sales volume at a rate that will be substantially greater than the accompanying increase in our general and administrative expenses.  Sales and marketing expense, however, will increase as we expand our marketing program   In addition, as noted below, we intend to raise money for capital investment:  purchase of additional smelting equipment and development of an iron mining facility.  To the extent that we obtain those funds as loans, our general and administrative expenses will be increased by (a) interest expense and (b) depreciation expense.

Because Chaoyang Liaogang recorded income under Chinese accounting principles for fiscal 2007, we recorded income tax of $34,821.  For the next several years, however, we will be entitled to substantial income tax abatements that the Chinese government affords to profitable foreign-owned enterprises.  We can only obtain those abatements by applying for them after we meet the necessary criteria.  As a result, our statement of operations will not reflect the effects of the abatements until some future date.

Our business operates entirely in Chinese Renminbi, but we will report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income/loss and net comprehensive gain/loss.  The net income/loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended September 30, 2007 the unrealized gain on foreign currency translations added $296,702 to our accumulated other comprehensive income.

Liquidity and Capital Resources

    The development and operations of Chaoyang Liaogang have been funded to date primarily by capital contributions from its shareholders, primarily Yang Kuidong.  As a result, at September 30, 2007 Chaoyang Liaogang had only $323,035 in debt, most of which was owed to Mr. Yang.

    The working capital of Chaoyang Liaogang at September 30, 2007 totaled $446,608, a reduction of $272,202 from working capital at September 30, 2006, the end of the 2006 fiscal year.  The reduction resulted primarily from the fact that our specialty steel operations during the year ended September 30, 2007 used $139,589 in cash.  The remainder of the reduction in working capital resulted from the fact that Chaoyang Liaogang repaid $468,361 in short term working capital loans from its shareholders during the year.

    Chaoyang Liaogang currently has sufficient capital resources to carry on its business as it is currently constituted.  However, our business plan calls for substantial capital investment over the next twelve months.  We intend to expand the capacity of our factory by investing approximately $4.5 million in new capital equipment, specifically:

•	a 30 ton arc furnace - $2.5 million
•	a 30 ton heavy duty electric dregs furnace - $1.3 million
•	a 5 ton free-going hammer - $0.7 million

At the present time, we have received no commitments for the funds required for our planned capital investments.  Obtaining those funds, if we can do so, will require that we issue substantial amounts of equity securities or incur significant debts.  We believe that the expected return on those investments will justify the cost.  However, our plan, if accomplished, will significantly increase the risks to our liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2007, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, described in Note 2 to the Consolidated Financial Statements, to record a total of $130,854 in provisions for uncollectible accounts.  This decision was based on our knowledge of the accounts and the difficulty we may face in collecting.

•
Our decision, described in Notes 2 and 5 to the Consolidated Financial Statements, to record a $353,039 provision for obsolete inventories.  This decision was based on fact that we have developed improvements in our manufacturing processes, which rendered inventory that we manufactured early in our operations as technologically obsolete.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2007.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

      Risk Factors Relating to the Business of Chaoyang Liaogang

Because our production operations have only recently commenced, unexpected factors may hamper our efforts to implement our business plan.

Our first significant sales volume occurred in the three months ended March 31, 2007.  Even then, over 90% of our sales were to one customer, a local distributor of special steel.  Our business plan contemplates that we will engage in much broader marketing operations, involving a lengthy menu of product offerings.  Implementation of that business plan will also entail much more complex production operations.  Because these are areas in which we have limited experience, problems may occur with production or marketing that we have not anticipated, which would interfere with our business, and prevent us from achieving profitability.

Our profits will be limited unless we are able to secure a source of iron ore.
    We currently manufacture our special steel by melting scrap steel.  The price of scrap steel on the international market is much higher today than it was five years ago, and our expectation is that the price will remain high.  Therefore, in order to achieve efficient operations, it will be necessary for us to develop the capacity to smelt iron ore to produce steel.  Our plan is to obtain iron ore from our Chairman, Yang Kuidong, who owns certain undeveloped mining rights. However, implementation of that plan will require that Mr. Yang make significant capital investments in order to develop his mining properties.  If he is unable to obtain the necessary funds, or if our efforts to develop a source of iron ore are fruitless for any other reason, our profitability will be limited.

The capital investments that we plan for the next two years may result in dilution of the equity of our present shareholders.

    Our business plan contemplates that we will invest approximately 35 million RMB ($4.5 million) in our manufacturing facility during the next years and an undetermined amount in creating a working capital reserve.  We intend to raise a portion of the necessary funds by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

Competition could prevent us from achieving a significant market position.

The special steel industry is populated by many large companies, many of which receive substantial state support and have capital assets that dwarf our own.  Our efforts to secure a position in the market for special steel will be met by competition from Japanese and European producers of high quality special steels.  We must also compete against lower grade steels that may attract customers who will sacrifice quality for price.  Currently smelters in Russia and India are the source of significant competition at the lower end of the market.  If a well-capitalized company directed its financial strength toward competition with us, it could achieve economies of scale that might permit it to market its products at lower prices than ours.  If this occurred before we had established a significant market awareness of our brand, we might be unable to compete effectively, and would be unable to achieve profitability.

A recession in China could significantly hinder our growth.

The growing demand for special steel in China has been swelled, in large part, by the recent dramatic increases in industrial production in China.  The continued growth of our market will depend on continuation of recent improvements in the Chinese economy.  If the Chinese economy were to contract and investment capital became limited, manufacturers will be less able to pay premium prices for the higher quality special steels that we produce.  Many financial commentators expect a recession to occur in China in the near future.  The occurrence of a recession could significantly hinder our efforts to implement our business plan.

Increased environmental regulation could diminish our profits.

The production of steel involves the production of pollutants.  At the present time our operations comply with all applicable government regulations designed to protect the environment.  There is increasing concern in China, however, over the degradation of the environment that has accompanied its recent industrial growth.  It is likely that additional government regulation will be introduced in order to protect the environment.  Compliance with such new regulations could impose on us substantial costs, which would reduce our profits.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled engineers, production supervisors, and marketing personnel.  In general, qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  In a specialized scientific field, such as ours, the demand for qualified individuals is even greater.  If we are unable to successfully attract or retain the personnel we need to succeed, we will be unable to implement our business plan.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Government regulation may hinder our ability to function efficiently.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to steel production may increase the cost of our operations, which would adversely affect our profitability.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

Chaoyang Liaogang generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of American Wenshen, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

American Wenshen is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of American Wenshen will have no effective means of exercising control over the operations of American Wenshen.

Risk Factors Relating to the Business of HXT Holdings, Inc.

We here incorporate by reference the text headed “Risk Factors” contained at pages 3 through 9 of Amendment No. 1 to the Registration Statement on Form SB-2, as amended, of HXT Holdings, Inc. (File No. 333-146796).

ITEM 7.                       FINANCIAL STATEMENTS

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

ITEM 8.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.                                 CONTROLS AND PROCEDURES.

 (a)            Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)            Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.                                 OTHER INFORMATION.

None.

PART III

ITEM 9.                       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are the members of American Wenshen’s Board of Directors and its executive officers.

			Director
Name	Age	Position with the Company	Since

Yang Kuidong	39	Chairman, Chief Executive Officer	2007

Zhang Liwei	33	Chief Financial Officer, Director	2007

Xiao Zhiquan	42	Vice President – Marketing, Director	2007

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

Yang Kuidong has over ten years experience in the specialty steel business.  Since 2004 he has served as Chairman of the Board of Chaoyang Liaoyang.  From 1997 to 2004, Mr. Yang was a director of Shenyang Dongyu Special Steel Co., Ltd., and Chairman of the Board for the last two years of his tenure.  From 1990 to 1997 Mr. Yang was employed by Beiman Special Steel Company in the departments of iron and steel materials and electric cookers.  In 1990 Mr. Yang graduated from Harbin College of Physical Education.  Mr. Yang is married to Zhang Liwei, the Company’s Chief Financial Officer and a member of the Board of Directors.

Zhang Liwei has been employed as Deputy General Manager – Finance by Chaoyang Liaoyang since 2004.  From 2003 to 2004, Ms. Zhang was Deputy General Manager – Finance for Shenyang Dongyu Special Steel Co., Ltd.    Ms. Zhang is married to Yang Kuidong, the Company’s Chief Executive Officer and a member of the Board of Directors.

Xiao Zhiquan has been employed as Deputy General Manager – Sales by Chaoyang Liaoyang since 2004.  From 2001 to 2004 Mr. Xiao served as Chairman and Chief Executive Officer of Dalian Zhengdao Bio-tech Engineering Co., Ltd.

Management of HXT Holding, Inc.

We here incorporate by reference the text headed “Directors and Executive Officers, Promoters and Control Persons” contained at pages 13 and 14 of Amendment No. 1 to the Registration Statement on Form SB-2, as amended, of HXT Holdings, Inc. (File No. 333-146796).

Nominating and Audit Committee

The Board of Directors does not have an audit committee or a nominating committee, due to the small size of the Board.  The Board also does not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.  The members of the Board expect to recruit an audit committee financial expert to join the Board during 2008.

Code of Ethics

The Board of Directors has not adopted a Code of Ethics applicable to management personnel, due to the small size of management.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2007.

ITEM 10.                                 EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by American Wenshen and its subsidiaries to Yang Kuidong, its Chief Executive Officer.  There were no other executive officers whose total salary and bonus for the fiscal year ended September 30, 2007 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yang Kuidong	2007	$10,000	0	0	0	0
	2006	$10,000	0	0	0	0
	2005	$10,000	0	0	0	0

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended September 30, 2007 and those options held by him on September 30, 2007.

Option Grants in the Last Fiscal Year
					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Yang Kuidong	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended September 30, 2007 and held by him unvested at September 30, 2007.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Yang Kuidong	0	--

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.                                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Yang Kuidong, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Yang Kuidong	3,670,000(1)	17.9%
Zhang Liwei	1,000,000(2)	4.9%
Xiao Zhiquan	0	--
All officers and directors (3 persons)	4,670,000	22.8%

Warner Technology & Investment Corp. 18 Kimberly Court East Hanover, NJ 07936	1,198,999	5.9%

(1)	Does not include shares owned by Zhang Liwei, his spouse.
(2)	Does not include shares owned by Yang Kuidong, her spouse.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of September 30, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		0
Total..............	0		0

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

During 2006 and the first three months of 2007 Chaoyang Liaogang made loans to employees of an iron mining operation owned by Yang Kuidong, the Chairman of Chaoyang Liaogang.  The loans were made to enable the employees to purchase mining equipment.  The business purpose of the loans was to increase the goodwill of the miners to Chaoyang Liaogang, in the event that at some future date Chaoyang Liaogang begins to purchase iron ore from their mines. The loans do not bear interest, and are payable on demand.  At September 30, 2007 the balance of the loans to the miners was $388,136.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System.

ITEM 13.                                 EXHIBITS

3-a	Certificate of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form S-4, filed on September 1, 2006, and incorporated herein by reference.

3-a(1)	Certificate of Amendment of Certificate of Incorporation – filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 11, 2007, and incorporated herein by reference.

3-b	By-laws - filed as an exhibit to the Company’s Registration Statement on Form S-4, filed on September 1, 2006, and incorporated herein by reference.

3-b(1)	Amendment to Bylaws – filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 11, 2007.

10-a
Assignment and Assumption and Management Agreement, dated June 29, 2007, by and among China Software Technology Group Co., Ltd., HXT Holdings, Inc. and Yuan Qing Li – filed as an exhibit to the Current Report on Form 8-K filed on July 6, 2007 and incorporated herein by reference.

10-b
Labour Contract made on July 10, 2007 between Yang Kuidong and Chaoyang Liaogang Special Steel Co., Ltd. - filed as an exhibit to the Current Report on Form 8-K filed on August 6, 2007 and incorporated herein by reference.

10-c
Labour Contract made on July 10, 2007 between Zhang Liwei and Chaoyang Liaogang Special Steel Co., Ltd. - filed as an exhibit to the Current Report on Form 8-K filed on August 6, 2007 and incorporated herein by reference.

10-d
Labour Contract made on July 10, 2007 between Xiao Zhiquan and Chaoyang Liaogang Special Steel Co., Ltd. - filed as an exhibit to the Current Report on Form 8-K filed on August 6, 2007 and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO

32	Rule 13a-14(b) Certification

ITEM 14                       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Company, Inc.  billed $50,000 to the Company for professional services rendered for the audit of our fiscal 2007 financial statements.  Kabani & Company, Inc.  billed $58,000 to the Company for professional services rendered for the audit of our fiscal 2006 financial statements.

Audit-Related Fees

Kabani & Company, Inc. billed $0 to the Company during fiscal 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.  Kabani & Company, Inc. billed $0 to the Company during fiscal 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.

Tax Fees

Kabani & Company, Inc.  billed $0 to the Company during fiscal 2007 and $0 during fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kabani & Company, Inc. billed $0  to the Company in fiscal 2007 and $0 in fiscal 2006 for services not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements :

Consolidated Balance Sheet as of September 30, 2007	F-2

Consolidated Statements of Operations for the years ended September 30, 2007 and 2006	F-3

Consolidated Statement of Stockholders' Equity for the years ended September 30, 2007 and 2006	F-4

Consolidated Statement of Cash Flows for the years ended September 30, 2007 and 2006	F-5

Notes to the Consolidated Financial Statements	F6 - F17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
American Wenshen Steel Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of the American Wenshen Steel Group, Inc. and Subsidiaries as of September 30, 2007 and the related statements of operations, stockholders’ equity and cash flows for the two years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Wenshen Steel Group, Inc. and Subsidiaries as of September 30, 2007 and the results of its operations and its cash flows for the two years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
January 30, 2008

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD) CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007

2007
ASSETS
Current Assets
Cash and cash equivalents	$15,664
Accounts receivable, net	172,688
Other receivable, net	225,367
Inventory, net of reserve for obsolescence	130,663
Loan to related parties	388,136
Other current assets	47,086
Total Current Assets	979,605

Property, Plant & Equipment, net	564,308

Intangible Assets, net	580,557

Goodwill	1,176,591

Assets of the entity held for disposal	1,970,743

Total Assets	$5,271,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expense	$42,352
Other payable	80,390
Tax payable	87,219
Due to related party	323,035
Total Current Liabilities	532,997

Stockholders' Equity
Preferred stock
Class A, authorized shares 1,000,000 $0.001 par value,
434,377 shares issued and outstanding;	434
Class B, authorized shares 20,000,000, no par value; none outstanding	-
Capital stock
(no par value, unlimited authorized
477,835 (post-split) shares issued and outstanding)	8,915,403
Other comprehensive income	634,893
Accumulated deficit	(4,811,923)
Total Stockholders' Equity	4,738,807

Total Liabilities & Stockholders' Equity	$5,271,804

The accompanying notes are an integral part of these consolidated financial statements

AMERIAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO.,LTD) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

Net sales	$1,162,555	$93,707

Cost of sales	868,755	92,327

Gross profit	293,800	1,379

Operating expenses
General and administrative	664,592	116,802

Loss from operations	(370,792)	(115,422)

Non-operating expenses
Other expenses	9,553	2,121

Net Loss before income tax	(380,344)	(117,544)

Income tax	34,821	-

Net loss from continuing operations	(415,166)	(117,544)

Income from entity held for disposal	(180,124)	-

Net Loss	(595,290)	(117,544)

Other Comprehensive Income
Foreign currency translation gain	505,189	93,202

Net comprehensive loss	$(90,101)	$(24,342)

Net loss per share from continuing operations	$(0.87)	$(0.25)
Net income per share from entity held for disposal	$(0.38)	$-
Basic & Diluted Loss per share	$(1.25)	$(0.25)

Basic and dilutive weighted average shares outstanding*	477,835	477,835

* Basic and diluted weighted average number of shares considered equivalent as the effect of dilution is anti-dilutive.
The basic and diluted net loss per share has been stated to retroactively effect a 45:1 reverse stock split in October 2007.

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

						Accumulated			Total
	Preferred Stock		Common Stock	Capital	Capital	comprehensive	Statutory	Retained	stockholders'
	Shares	Amount	Shares	stock	surplus	Income	Reserve	earnings	equity
Balance September 30, 2005	434,377	$434	-	1,654,745		$36,502	$-	$(95,246)	$1,596,435

Contributed capital					4,145,593	-		-	4,145,593

Capital transferred to Capital Surplus				(808,177)	808,177				-

Foreign currency translation gain				-		93,202		-	93,202

Net loss				-		-		(117,544)	(117,544)

Balance September 30, 2006	434,377	434	-	847,002	4,953,770	129,704	-	(212,790)	5,717,686

Deemed Dividend (before reverse acquisition)								(4,003,844)	(4,003,844)

Recapitalization on Reverse Acquisition			477,835	8,068,401	(4,953,770)				3,114,631

Foreign currency translation gain						505,189			505,189

Net loss for continuing operations								(415,166)	(415,166)

Income from entity held for disposal								(180,124)	(180,124)

Balance September 30, 2007	434,377	$434	477,835	$8,915,403	-	$634,893	$-	$(4,811,923)	$4,738,807

The common shares has been stated to retroactively effect a 45:1 reverse stock split in October 2007.

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(595,290)		$(117,544)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	151,463		116,785
Bad debt	127,113		-
Reserve for inventory	342,943		-
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	(140,012)		(40,599)
Other receivable	(90,264)		180,420
Inventories	(64,601)		21,168
Other current assets	86,697		(21,177)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(43,012)		16,267
Other payable	746		34,077
Tax payable	84,627		-
Net cash provided by (used in) operating activities from continuing operations	(139,589)		189,397
Net cash provided by operating activities of entity held for disposal	249,980		-
Net cash provided by operating activities	110,391		189,397

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(35,044)		(116,684)
Net cash used in investing activities from continuing operations	(35,044)		(116,684)
Net cash used in investing activities of entity held for disposal	(69,856)		-
Net cash used in investing activities	(104,901)		(116,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital	-		399,021
Loan advanced	(345,597)		(135,936)
Payment to return loans from related parties	(122,763)		112,987
Net cash provided by/(used in) financing activities from continuing operations	(468,361)		376,072
Net cash provided by (used in) financing activities of entity held for disposal	-		-
Net cash provided by (used in) financing activities	(468,361)		376,072

Effect of exchange rate on cash & cash equivalent	11,836		7,227

Net increase in cash & cash equivalents	(451,035)		456,012

Cash & cash equivalents - beginning of year	466,699		10,687

Cash & cash equivalents - end of year	$15,664		$466,699

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-		$-
Income taxes	$-		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for reverse merger	$130,313,100		$-
Deemed dividend on distribution of assets before reverse acquistion	$4,003,844	$

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American Wenshen Steel Group, Inc. (formally known as China Software Technology Group Co. Ltd,."we", "us", or the "Company")  is engaged in two business segments.  Through its operating subsidiary, Chaoyang Liaogang Special Steel Co., Ltd. ("Chaoyang Liaogang"), a corporation organized under the laws of The People's Republic of China, the Company is engaged in the business of manufacturing tungsten carbide steel, stainless steel, and die steel. All of Chaoyang Liaogang's business is currently in China. Through its other operating subsidiary, Shenzhen Hengtaifeng Technology Co. Ltd., the Company is engaged in developing and distributing software and hardware systems on housing fund, guarantee information management, and home plan management in the People’s Republic of China.

On Nov 14, 2006, the Company re-domiciled from Canada to Delaware.

Steel Production Business

American Wenshen Steel Group, Inc., (“American Wenshen”), a wholly owned subsidiary of the Company, was incorporated on August 29, 2006 in the state of Delaware. It currently has no operations. American Wenshen owns all of the registered capital of Liaoning Wenshen Steel Mold Co. Ltd. (“Liaoning Wenshen”). Liaoning Wenshen is a wholly owned foreign entity incorporated in Shenyang, LiaoningProvince, Chinain January, 2007.

Liaoning Wenshen owns all the registered capital of Chaoyang Liaogang Special Steel Co., Ltd. (“Chaoyang Liaogang Steel Co.”) which is established in Chaoyang City, Shenyang Province, Chinain October 2004

On July 30, 2007 the Companyacquired 100% of the equity in American Wenshen pursuant to a merger agreement dated June 29, 2007 (“American Wenshen Merger”). American Wenshen became awholly owned subsidiary of China Software. The former shareholders of American Wenshen received 434,377 shares of Series A Preferred Stock of China software, which were convertible into 868,754,000 shares of common stock, in exchange for all the issued and outstanding shares of American Wenshen. The Series A Preferred stock represented 97.58% of the voting power of the Company. On October 9, 2007, the Company changed its name to American Wenshen Steel Group, Inc.

The acquisition of American Wenshen is accounted for as a reverse acquisition under the purchase method of accounting,since the shareholders of American Wenshen obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of American Wenshen, with American Wenshen being treated as the continuing operating entity. The historical financial statements presented herein for the period prior to the American Wenshen Merger will be those of American Wenshen. The continuing entity retained September 30 as its fiscal year end. The company recorded goodwill of $1,176,591on reverse acquisition (Refer to Note 10).

Software and Hardware Systems

On August 19, 2005, the Company acquired 9,970,000 shares of common stock, par value $0.001 per share of HXT Holdings, Inc. (“HXT,” formally know as China International Enterprises Inc.), representing 100% of the issued and outstanding capital stock of HXTunder a share exchange agreement dated August 15, 2005 (the “Share Exchange”). Under the Share Exchange, the Companyagreed to issue an aggregate of 638,080,000 shares of common stock to the HXTshareholders, representing 92.87% of the issued and outstanding capital shares of the Company, giving effect to the Share Exchange.

Heng Xing Technology Group Development Limited (the “XHT”) is a British Virgin Islands Corporation, incorporated on May 28, 2004. The company is a non-operative holding company of Shenzhen Hengtaifeng Technology Co. Ltd. (“HTC”).

On January 31, 2005, HXTacquired 100% outstanding shares of XHT from its three shareholders in exchange of 9,000,000 shares of common stock of HXT representing 83.33% of its issued and outstanding common stock on the date of acquisition.The acquisition has been recorded as a recapitalization of XHT, with XHT being treated as the continuing entity. Effective August 16, 2006, the Company changed its name to HXT Holdings, Inc.

HTC was founded in Hi-tech Technology Industrial Park in the city of Shenzhen, Guangdong Province of People’s Republic of Chinain July 1995, under the name Shenzhen Guangba Trade Development Co., Ltd. HTC amended its name to Shenzhen Hengtaifeng Technology Co. Ltd. on May 12, 2000. HTC is primarily engaged in developing and distributing software and hardware systems on housing fund, guarantee information management, and home plan management in the People’s Republic of China.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 14, 2004, XHT entered into an agreement with all the shareholders of HTC to acquire all of the outstanding stock of HTC. The acquisition has been recorded as a recapitalization of HTC, with HTC being treated as the continuing entity.

Subsequent to the American Wenshen Merger, the organization chart is as follows :-

Prior to the American Wenshen Merger, China Software assigned all of its pre-Merger business and assets to HXT Holdings, Inc., its wholly-owned subsidiary, and HXT Holdings assumed responsibility for all of the liabilities of the Company that existed prior to the Merger.   It was also agreed that HXT Holdings, Inc. will file a registration statement with the Securities and Exchange Agreement that will, when declared effective, permit the Company to distribute all of the outstanding shares of HXT to the holders of its common stock.  After the registration statement is declared effective, the Company’s Board of Directors will fix a record date, and shareholders of record on that date (other than shareholders who received their common stock in exchange for Series A Preferred Stock) will receive the shares of HXT Holdings in proportion to their ownership of China Software common stock.

On March 23, 2006, the Company announced a 1:32 reverse split of its outstanding common shares. The action was approved by the Company's shareholders at a meeting held on March 7, 2006.

On October 12, 2007 the Company announced a 1:45 reverse split of its outstanding common stock. All actions were approved by the Board of Directors and the majority shareholders of the Company during Special Meeting of Shareholders held on October 9, 2007.

GOING CONCERN :

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2007, the Company had incurred cumulative losses of $4,811,923 including net losses from continuing operations of $415,166 and $117,544 for the fiscal years 2007 and 2006, respectively. Also, the company had negative cash from operations for the years ended September 30, 2007 and 2006.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2007, towards (i) obtaining additional equity and debt financing and (ii) evaluation of its distribution and marketing methods.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant inter-company transactions and accounts have been eliminated in the consolidation.  The functional currency is the Chinese Renminbi (CNY); however the accompanying financial statements have been translated and presented in United States Dollars (USD).

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries American Wenshen, Liaoning Wenshen and Chaoyang Liaogang Steel Co. All significant inter-company accounts and transactions have been eliminated.

Foreign currency translation
The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2007, the cumulative translation adjustment of $634,893 was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the years ended September 30, 2007 and 2006, accumulated other comprehensive income was $505,189 and $93,202, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Risks and uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Cash and cash equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $93,339 as of September 30, 2007. Additionally, at September 30, 2007, the Company has established, based on a review of its outstanding other receivable balances, an allowance for doubtful accounts in the amount of $37,515.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management compares the cost of inventories with market value and an allowance is provided for the difference between recorded and market values. At September 30, 2007, management accounted an obsolescence reserve on inventories of $353,039.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of: 40 years for building, 5 years for machinery, equipments and vehicles.

Intangible Assets

The Company evaluates intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007 and 2006, there were no significant impairments of its long-lived assets used in operations.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payable, tax payable, and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Revenue Recognition

In accordance wit SAB 104, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the Company’s assets are located in People’s Republic of China.

Recently Issued Accounting Standards

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

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

 In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measuring and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the 2008 fiscal year. Management is currently evaluating the effect of this pronouncement on financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 4.  OTHER RECEIVABLE

Other Receivables as of September 30, 2007 are as summarized below :

2007
Loans receivable (interest free, unsecured and due on demand)	$218,877
Deposits	15,361
Others	28,645
262,883
Less : Allowance for Doubtful Debts	(37,516)
Total	$225,367

NOTE 5. INVENTORY

Inventories as of September 30, 2007 consist of the following:

2007
Raw Material	$436,688
Finish Goods	24,228
Work in progress	22,786
483,702
Less: Reserve for obsolescence	353,039
Total	$130,663

NOTE 6. LOAN TO RELATED PARTIES

As of September 30, 2007, the Company had a loan to an officer amounting to $388,136. The loan is non-interest bearing, unsecured and due on demand. The officer repaid $66,731 in January 2008 aginst the loan.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  OTHER CURRENT ASSETS

The balance of Company other current assets as of September 30, 2007 is summarized as follows:

2007
Advances to employees (non-interest bearing)	$39,910
Advances to suppliers (non-interest bearing)	7,176
Total	$47,086

 NOTE 8.  PROPERTIES AND EOUIPMENT

The balance of Company property and equipment as of September 30, 2007 is summarized as follows:
2007

Office Equipment	$17,746
Building	340,500
Production Equipment	193,680
Vehicles	148,286

700,212

Less: Accumulated depreciation	(135,904)

Property and equipment, net	$564,308

The Company incurred depreciation expense for the years ended September 30, 2007 and 2006 are $73,676 and $40,807, respectively.

NOTE 9.  PATENTS

There are five patents that have been acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At September 30, 2007, the net amount of the Patents was $580,557 after considering the accumulated amortization of $220,211. The amortization expense was $77,787 & $75,978 and for the year ended September 30, 2007 & 2006 respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

Year ended September 30,	Amount
2008	$ 77,787
2009	77,787
2010	77,787
2011	77,787
2012	77,787

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  GOODWILL

As per SFAS 141 Business Combinations if the issuer is a public company having business operations, consideration cost would be based on the aggregate fair value of the issuer's stock outstanding at date of acquisition.  Such cost would be allocated to the fair value of net assets acquired and any resultant goodwill would be recognized.  If the fair value of stock is below book value, noncurrent assets would be written down to eliminate an excess of net assets acquired over the fair value of the stock.

Based upon SFAS 141, as China Software with its wholly owned subsidiary HXT was a public company having business operations, goodwill was recognized as of the date of reverse acquisition.

The calculation of goodwill is as follows :

The following is the proforma financial information of the Company assuming the American Wenshen Merger had been consummated at the beginning of the fiscal years ended September 30, 2007 and 2006:

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 11.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued expenses as of September 30, are as follows:

2007

Accounts payable	$16,433
Accrued payroll & welfare	2,977
Accrued Expenses	19,712
Advances from customers	3,230
Total	$42,352

NOTE 12.  OTHER PAYABLE

Other Payables as of September 30, 2007 are as follows:

2007

Loan payable (unsecured, interest free and due on demand)	$40,414
Other payable	39,976
Total	$80,390

NOTE 13.  DUE TO RELATED PARTIES

Due to Related Parties was $323,035 as of September 30, 2007.

The Company received a loan of $28,469 from an officer of the Company for working capital. The loan is interest free, due on demand and unsecured.

The officer also paid on behalf of the company an amount of $294,566 for raw material purchase.

NOTE 14.  SHAREHOLDERS’ EQUITY

On July 30, 2007 the Companyacquired 100% of the equity in American Wenshen pursuant to a merger agreement dated June 29, 2007 (“American Wenshen Merger”). American Wenshen became awholly owned subsidiary of China Software. The former shareholders of American Wenshen received 434,377 shares of Series A Preferred Stock of China software, which was convertible into 868,754,000 shares of common stock, in exchange for all the issued and outstanding shares of American Wenshen.

The acquisition of American Wenshen is accounted for as a reverse acquisition under the purchase method of accounting,since the shareholders of American Wenshen obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of American Wenshen, with American Wenshen being treated as the continuing operating entity. Thehistorical financial statements presented herein for periods prior to the American Wenshen Merger will be those of American Wenshen. The continuing entity retained September 30 as its fiscal year end.

Prior to the Merger, the Companyassigned all of its pre-Merger business and assets to HXT Holdings, Inc., its wholly-owned subsidiary, and HXT Holdings assumed responsibility for all of the liabilities of the Companythat existed prior to the Merger.

On October 12, 2007 the Company announced a 1:45 reverse split of its outstanding common stock. All actions were approved by the Board of Directors and the majority shareholders of the Company during a Special Meeting of Shareholders held on October 9, 2007.

Before the American Wenshen Merger, Chaoyang Liaogang Steel Co. transferred Mining Rights worth $4,003,844 (CNY 30 million) to one of its shareholders. As this transaction is between a related party, the transfer of Mining Rights was accounted as a deemed dividend in the accompanying financial statements. This Mining Rights were originally a capital contribution by the same shareholder in 2006.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15  STOCK OPTIONS

The stock options summary for the years ended September 30, 2007 and 2006 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	240	$43.20	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2007	240	$43.20	$-

Following is a summary of the status of options outstanding at September 30, 2007:

Outstanding Options				Exercisable Options
Exercise Price	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$43.20	240	2.44	$43.20	120	$43.20

Primarily as a result of adopting SFAS No. 123R, the Company recognized $276 in share-based compensation expense for the year ended September 30, 2007. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

NOTE 16 STATUTORY RESERVES

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1.	Making up cumulative prior years' losses, if any;

2.
Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

3.	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the Company reserved $0 to the Statutory surplus reserve for the years ended September 30, 2007 on account of net loss in the fiscal year 2007 and 2006.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - ENTITY HELD FOR DISPOSAL

Prior to the American Wenshen Merger, the Company assigned all of its pre-Merger business and assets to HXT Holdings, Inc., its wholly-owned subsidiary, and HXT Holdings assumed responsibility for all of the Company’s liabilities that existed prior to the Merger.   It was also agreed that HXT Holdings, Inc. will file a registration statement with the Securities and Exchange Agreement that will, when declared effective, permit China Software to distribute all of the outstanding shares of HXT to the holders of its common stock.  After the registration statement is declared effective, the Board of Directors of China Software will fix a record date, and shareholders of record on that date (excluding shareholders who obtained their common stock in exchange for Series A Preferred Stock) will receive the shares of HXT Holdings in proportion to their ownership of China Software common stock.

As a result, HXT is reported as an entity held for disposal in the accompanying financials.

The acquisition of American Wenshen is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of American Wenshen obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of American Wenshen, with American Wenshen being treated as the continuing operating entity. The historical financial statements presented herein for periods prior to July 30, 2007 will be those of American Wenshen. The continuing entity retained September 30 as its fiscal yearend.Due to this, the operations of HXT included in the Company’s consolidated financial statements are for the post acquisition period from July 30, 2007 through September 30, 2007, and do not include operations for HXT during the year ended September 30, 2006.

The components of loss from operations related to the entity held for disposal for the period from July 30, 2007 through September 30, 2007 are shown below.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities for the entity held for disposal as of September 30, 2007 are as follows:

NOTE 18 – MAJOR CUSTOMERS & VENDORS

Two customers provided 54% and 30% of the Company’s revenue for the year ended September 30, 2007  for an aggregate percentage of 84%. At September 30, 2007, the Company had  $146,837 of accounts receivable due from these customers.

For the year ended September 30, 2007, one vendor which owned by an officer provided 70% of the Company’s inventory purchase.  As of September 30, 2007, the Company had $294,566 in accounts payable to the vendor.

NOTE 19  INCOME TAXES

The Company through its subsidiary: Chaoyang Liaogang, is governed by the Income Tax Laws of the PRC.  Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of September 30, 2007.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

NOTE 20.  SUBSEQUENT EVENTS

On October 9, 2007, the Company held a special meeting of the shareholders wherein it resolvedthe following :

(a) Change the name of the corporation to “American Wenshen Steel Group, Inc.”;
(b) Effect a 1-for-45 reverse split with respect to the corporation’s common stock, and increase the number of authorized common shares to 100,000,000;

Subsequent to September 30, 2007, the Company issued 20 million shares of common stock in exchange for 434,377 shares of preferred stock  issued on acquisition. The Preferred stock was subsequently cancelled.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WENSHEN STEEL GROUP, INC.

By: /s/ Yang Kuidong
      Yang Kuidong, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on February 11, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yang Kuidong
Yang Kuidong, Director
Chief Executive Officer

/s/ Zhang Liwei
Zhang Liwei, Director
Chief Financial Officer

/s/ Xiao Zhiquan
Xiao Zhiquan, Director