Form 10QSB
period 2007-12-31
American Wenshen Steel Group, Inc.
filed 2008-02-19
CIK 1085104

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

     (Mark one)

| X |            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

                or

      |    |            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to _____________

Commission file number: 0-30058

AMERICAN WENSHEN STEEL GROUP, INC.
(Exact name of small business issuer in its charter)

             Delaware                                                                                                                                                       04-2621506
 (State or other jurisdiction of incorporation or organization)                                                             (IRS Employer Identification No.)

c/o American Union Securities, 100 Wall Street, 15th Floor, New York, NY                                                                                                                                   10005
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

Yes  X                    No ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes_____              No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:February 19, 2008 Common Stock:   20,478,400 shares

Transitional Small Business Disclosure Format (check one):                 Yes                  No   X

PART I

Item 1.  Financial Statements
AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)
2007
ASSETS
Current Assets
Cash and cash equivalents	$34,200
Accounts receivable, net	121,037
Inventory, net of reserve for obsolescence	119,258
Loan to related parties	523,716
Other current assets	34,467
Total Current Assets	832,676

Property, Plant & Equipment, net	558,298

Intangible Assets, net	574,233

Goodwill	1,176,591

Assets of the entity held for disposal	1,748,499

Total Assets	$4,890,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expense	$57,523
Other payable	182,477
Tax payable	131,361
Due to related party	29,242
Total Current Liabilities	400,602

Stockholders' Equity
Preferred stock
Class A, authorized shares 1,000,000 $0.001 par value, none outstanding	-
Class B, authorized shares 20,000,000, no par value; none outstanding	-
Capital stock ($0.001 par value, 100,000,000 shares authorized
20,478,400 (post-split) shares issued and outstanding)	20,478
Additional paid-in capital	8,895,635
Other comprehensive income	722,005
Accumulated deficit	(5,148,423)
Total Stockholders' Equity	4,489,695

Total Liabilities & Stockholders' Equity	$4,890,297

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERIAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO.,LTD)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Net sales	$183,497	$128,341

Cost of sales	73,219	120,935

Gross profit	110,278	7,406

Operating expenses
Selling and Marketing	-	5,995
General and administrative	140,017	152,906
Total operating expenses	140,017	158,901

Income (loss) from operations	(29,738)	(151,495)

Non-operating expenses
Other expenses	102	492

Net income (loss) before income tax	(29,841)	(151,987)

Income tax	(35,516)	-

Net income (loss) from continuing operations	(65,357)	(151,987)

Loss from entity held for disposal	(271,142)	-

Net Loss	(336,499)	(151,987)

Other Comprehensive Income
Foreign currency translation gain	87,112	69,851

Net comprehensive loss	$(249,388)	$(82,136)

Net loss per share from continuing operations	$(0.01)	$(0.32)
Net income per share from entity held for disposal	$(0.03)	$-
Basic & Diluted Loss per share	$(0.03)	$(0.32)

Basic and dilutive weighted average shares outstanding*	10,663,355	477,835

* Basic and diluted weighted average number of shares considered equivalent as the effect of dilution is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC.
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(336,499)	$(151,987)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	40,489	34,666
Bad debt	96,813	84,724
Stock option expenses	276	-
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	(79,677)	(118,300)
Other receivable	(2,114)	(630,673)
Inventories	14,344	(12,916)
Other current assets	13,531	21,626
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	14,362	112,769
Other payable	29,257	(8,958)
Tax payable	41,281	-
Net cash provided by (used in) operating activities from continuing operations	(167,938)	(669,049)
Net cash provided by operating activities of entity held for disposal	254,488	-
Net cash provided by operating activities	86,550	(669,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(883)	(43,283)
Net cash used in investing activities from continuing operations	(883)	(43,283)
Net cash used in investing activities of entity held for disposal	16,654	-
Net cash used in investing activities	15,771	(43,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related parties	-	271,573
Payment to return loans from related parties	(84,484)	-
Net cash provided by/(used in) financing activities from continuing operations	(84,484)	271,573
Net cash provided by (used in) financing activities of entity held for disposal	-	-
Net cash provided by (used in) financing activities	(84,484)	271,573

Effect of exchange rate on cash & cash equivalent	699	328

Net increase in cash & cash equivalents	18,536	(440,432)

Cash & cash equivalents - beginning of year	15,664	466,699

Cash & cash equivalents - end of year	$34,200	$26,267

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American Wenshen Steel Group, Inc. (formally known as China Software Technology Group Co. Ltd,."we", "us", or the "Company")  through its operating subsidiary, Chaoyang Liaogang Special Steel Co., Ltd. ("Chaoyang Liaogang"), a corporation organized under the laws of The People's Republic of China, is engaged in the business of manufacturing tungsten carbide steel, stainless steel, and die steel. All of Chaoyang Liaogang's business is currently in China. On October 9, 2007, the Company changed its name to American Wenshen Steel Group, Inc.

On Nov 14, 2006, American China Software Technology Group Co., Ltd (China Software)  re-domiciled from Canadato Delaware.

American Wenshen Steel Group, Inc., (“American Wenshen”),  a wholly owned subsidiary of the Company was incorporated on August 29, 2006 in the state of Delaware. It currently has no operations. American Wenshen owns all of the registered capital of Liaoning Wenshen Steel Mold Co. Ltd. (“Liaoning Wenshen”). Liaoning Wenshen is a wholly owned foreign entity incorporated in Shenyang, LiaoningProvince, Chinain January, 2007.

Liaoning Wenshen owns all the registered capital of Chaoyang Liaogang Special Steel Co., Ltd. (“Chaoyang Liaogang Steel Co.”) which is established in Chaoyang City, Shenyang Province, Chinain October 2004

On July 30, 2007 China Software acquired 100% of the equity in American Wenshen pursuant to a merger agreement dated June 29, 2007 (“American Wenshen Merger”). Pursuant to the acquisition of American Wenshen, it became the wholly owned subsidiary of China Software. The former shareholders of American Wenshen received 434,377 shares of Series A Preferred Stock of China software, which will be convertible into 868,754,000 shares of common stock in exchange for all the issued and outstanding shares of American Wenshen. The Series A Preferred stock represents 97.58% of the voting power of the Company.

The acquisition of American Wenshen is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of American Wenshen obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of American Wenshen, with American Wenshen being treated as the continuing operating entity. The historical financial statements presented herein will be those of American Wenshen. The continuing entity retained September 30 as its fiscal year end. The company recorded goodwill of $1,176,591on reverse acquisition (Refer to Note 10).

Chinasoftwareis a holding company for  HXT holdings, Inc. (formally China International Enterprises Corp., “HXT”).

On August 19, 2005, the China Softwareacquired 9,970,000 shares of common stock, par value $0.001 per share of HXT (formally know as China International Enterprises Inc.), representing 100% of the issued and outstanding capital stock of HXTunder a share exchange agreement dated August 15, 2005 (the “Share Exchange”). Under the Share Exchange, China Softwareagreed to issue an aggregate of 638,080,000 shares of common stock of Moving Bytes to the HXTshareholders, representing 92.87% of the issued and outstanding capital sharesof Moving Bytes, giving effect to the Share Exchange.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

HTC was founded in Hi-tech Technology Industrial Parkin the city of Shenzhen, Guangdong Province of People’s Republic of Chinain July 1995, under the name Shenzhen Guangba Trade Development Co., Ltd. HTC amended its name to Shenzhen Hengtaifeng Technology Co. Ltd. on May 12, 2000. HTC is primarily engaged in developing and distributing software and hardware systems on housing fund, guarantee information management, and home plan management in the People’s Republic of China.

 Subsequent to the American Wenshen Merger, the organization chart is as follows :

Prior to the American Wenshen Merger, China Software assigned all of its pre-Merger business and assets to HXT Holdings, Inc., its wholly-owned subsidiary, and HXT Holdings assumed responsibility for all of the liabilities of China Software that existed prior to the Merger.   It was also agreed that HXT Holdings, Inc. will file a registration statement with the Securities and Exchange Agreement that will, when declared effective, permit China Software to distribute all of the outstanding shares of HXT to the holders of its common stock.  After the registration statement is declared effective, the Board of Directors of China Software will fix a record date, and shareholders of record on that date will receive the shares of HXT Holdings in proportion to their ownership of China Software common stock.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On Mar 23, 2006, the Company announced a 1:32 reverse split of its outstanding common shares. Both actions were approved by the Company's shareholders at a meeting held on March 7, 2006.

On October 12, 2007 the Company announced a 1:45 reverse split of its outstanding common stock . All actions were approved by the Board of Directors and the majority shareholders of the Company during Special Meeting of Shareholders held on October 9, 2007.

GOING CONCERN :

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2007, the Company had incurred cumulative losses of $5,148,423 including net losses from continuing operations of $336,499 and $151,987 for the three months ended December 31, 2007 and 2006, respectively. Also, the company had negative cash from continuing operations for the three months ended December 31, 2007 and 2006.

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

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2007. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries American Wenshen, Liaoning Wenshen and Chaoyang Liaogang Steel Co. All significant inter-company accounts and transactions have been eliminated.

Foreign currency translation
The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2007, the cumulative translation adjustment of $634,893 was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the three months ended December 31, 2007 and 2006, accumulated other comprehensive income was $87,112 and $69,851, respectively.

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

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $232,577 as of December 31, 2007.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management compares the cost of inventories with market value and an allowance is provided for the difference between recorded and market values. At December 31, 2007, management accounted an obsolescence reserve on inventories of $361,664.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 4. INVENTORY

Inventories as of December 31, 2007 consist of the following:

2007
Raw Material	$480,922
Less: Reserve for obsolescence	(361,664)
Total	$119,258

NOTE 5. LOAN TO RELATED PARTIES

As of December 31, 2007, the Company had a loan to  officers amounting to $523,716. The loan is non-interest bearing, unsecured and due on demand.

NOTE 6.  OTHER CURRENT ASSETS

The balance of Company other current assets as of December 31, 2007 is summarized as follows:

2007
Advances to employees (non-interest bearing)	$25,298
Advances to suppliers (non-interest bearing)	7,352
Prepaid Expenses	1,817
Total	$34,467

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.  PROPERTIES AND EOUIPMENT

The balance of Company property and equipment as of December 31, 2007 is summarized as follows:

2007

Office Equipment	$18,810
Building	348,819
Production Equipment	199,311
Vehicles	151,909

718,219

Less: Accumulated depreciation	(159,921)

Property and equipment, net	$558,298

The Company incurred depreciation expense for the three months ended December 31, 2007 and 2006 are $20,337 and $15,566, respectively.

NOTE 8.  PATENTS

There are five patents that have been acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At December 31, 2007, the net amount of the Patents was $574,233 after considering the accumulated amortization of $246,100. The amortization expense was $20,152 & $19,100 and for the three months ended December 31, 2007 & 2006 respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:
Year ended September 30,	Amount

2008	$77,787
2009	$77,787
2010	$77,787
2011	$77,787
2012	$77,787

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9.  GOODWILL

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

The calculation of goodwill is as follows :-

The following is the proforma financial information of the Company assuming the transaction had been consummated at the beginning of the three months ended December 31, 2007 and 2006:

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Net sales	$183,497	$128,341

Cost of sales	73,219	120,935

Gross profit	110,278	7,406

Operating expenses
Selling and Marketing	-	5,995
General and administrative	140,017	152,906
Total operating expenses	140,017	158,901

Income (loss) from operations	(29,738)	(151,495)

Non-operating expenses
Other expenses	102	492

Net income (loss) before income tax	(29,841)	(151,987)

Income tax	(35,516)	-

Net income (loss) from continuing operations	(65,357)	(151,987)

Income (loss) from entity held for disposal	(271,142)	10,465

Net Loss	(336,499)	(141,522)

Earnings per share:
Basic & Diluted Loss per share	$(0.03)	$(0.32)

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued expenses as of December 31, 2007 are as follows:

2007

Accounts payable	$27,250
Accrued payroll & welfare	2,968
Accrued Expenses	19,712
Advances from customers	7,593
Total	$57,523

NOTE 11.  OTHER PAYABLE

Other Payables as of December 31, 2007 are as follows:

2007

Loan payable (unsecured, interest free and due on demand)	$39,923
Other payable	142,554
Total	$182,477

NOTE 12.  DUE TO RELATED PARTIES

The Company received a loan of $29,242 from an officer of the Company for working capital. The loan is interest free, due on demand and unsecured.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13.  SHAREHOLDERS’ EQUITY

On July 30, 2007 China Software acquired 100% ofthe equity in American Wenshen pursuant to a merger agreement dated June 29, 2007 (“American Wenshen Merger”). Pursuant to the acquisition of American Wenshen, it became the wholly owned subsidiary of China Software. The former shareholders of American Wenshen received 434,377 shares of Series A Preferred Stock of China software, which will be convertible into 868,754,000 shares of common stock in exchange for all the issued and outstanding shares of American Wenshen.

The acquisition of American Wenshen is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of American Wenshen obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of American Wenshen, with American Wenshen being treated as the continuing operating entity. The historical financial statements presented herein will be those of American Wenshen. The continuing entity retained September 30 as its fiscal year end.

Prior to the Merger, China Software assigned all of its pre-Merger business and assets to HXT Holdings, Inc., its wholly-owned subsidiary, and HXT Holdings assumed responsibility for all of the liabilities of China Software that existed prior to the Merger.

On October 12, 2007 the Company announced a 1:45 reverse split of its outstanding common . All actions were approved by the Board of Directors and the majority shareholders of the Company during Special Meeting of Shareholders held on October 9, 2007.

During the three months ended December 31, 2007, the Company cancelled the preferred stock of 434,377 shares issued upon the reverse acquisition. The company issued 20million shares of common stock in exchange for the preferred stock.

NOTE 14  STOCK OPTIONS

The stock options summary for the years ended September 30, 2007 and 2006 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :-

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 STATUTORY RESERVES

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

NOTE 16 - ENTITY HELD FOR DISPOSAL

Prior to the American Wenshen Merger, China Software assigned all of its pre-Merger business and assets to HXT Holdings, Inc., its wholly-owned subsidiary, and HXT Holdings assumed responsibility for all of the liabilities of China Software that existed prior to the Merger.   It was also agreed that HXT Holdings, Inc. will file a registration statement with the Securities and Exchange Agreement that will, when declared effective, permit China Software to distribute all of the outstanding shares of HXT to the holders of its common stock.  After the registration statement is declared effective, the Board of Directors of China Software will fix a record date, and shareholders of record on that date will receive the shares of HXT Holdings in proportion to their ownership of China Software common stock.

As a result, HXT is reported as an entity held for disposal in the accompanying financials.

The acquisition of American Wenshen is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of American Wenshen obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of American Wenshen, with American Wenshen being treated as the continuing operating entity. The historical financial statements presented herein will be those of American Wenshen. The continuing entity retained September 30 as its fiscal yearend.Due to this, the operations of HXT are for the post acquisition period from July 30, 2007 through September 30, 2007 and no operations for HXT for the year ended September 30, 2006.

The components of loss from operations related to the entity held for disposal for the three months ended December 31, 2007 are shown below:

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets and liabilities for the entity held for disposal as of December 31, 2007 are as follows:

Future lease commitments for the entity held for disposal is follows, for the twelve month periods ended December 31:

                                                                                                                                                                                      2008                           $49,218

Item 2.   Management’s Discussion and Analysis

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

Results of Operations

Net Revenue increased from $128,341 in the three-month period ended December 31, 2006 to $183,497 in the three-month period ended December 31, 2007, an increase of $55,156 or 42.9%.

Gross Profit increased from $7,406  in the three-month period ended December 31, 2006 to $110,278 in the three-month period ended December 31, 2007, an increase of $102,872 or 1389%.

The higher revenues and gross profits reflect the higher margins from the Company’s special die steel contracts.

Despite increased sales and increased gross profit, net loss increased $184,512 in the three-month period ended December 31, 2007 to $336,499. This is mostly due to the loss of $271,142 associated with the loss from an entity held for disposal.

Our business operates entirely in Chinese Renminbi, but we will report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income/loss and net comprehensive gain/loss.  The net income/loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three-month period ended December 31, 2007 the unrealized gain on foreign currency translations added $87,112 to our accumulated other comprehensive income.

Liquidity and Capital Resources

The working capital of Chaoyang Liaogang at December 31, 2007 totaled $432,074.

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

ITEM 3                                 CONTROLS AND PROCEDURES.

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

PART II.                                 OTHER INFORMATION.
Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2008.

ITEM 6.                                 EXHIBITS

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Wenshen Steel Group, Inc.

Date: February 19, 2008	By:	/s/ Yang Kuidong
Yang Kuidong,
President (Chief Executive officer)