Form 10-Q
period 2008-05-20
American Wenshen Steel Group, Inc.
filed 2008-05-20
CIK 1085104

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____ to _____

Commission File No. 0-30058

AMERICAN WENSHEN STEEL GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware	04-2621506
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                    No  ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___                No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 20, 2008
Common Stock: 20,478,400

Transitional Small Business Disclosure Format (check one):                 Yes            No   X

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

Page

Financial Statements :-

Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and September 30, 2007	2

Consolidated Statements of Operations for the six months ended March 31, 2008 and 2007 (Unaudited)	3

Consolidated Statement of Cash Flows for the six months ended March 31, 2008 and 2007 (Unaudited)	4

Notes to the Consolidated Financial Statements (Unaudited)	5

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$35,364	$15,664
Accounts receivable, net	480,831	172,688
Other receivable, net	31,484	225,367
Inventory, net of reserve for obsolescence	158,822	130,663
Loan to related parties	196,174	388,136
Advance to Suppliers	285,200	7,176
Other current assets	1,962	39,910
Total Current Assets	1,189,836	979,604

Property, Plant & Equipment, net	560,997	564,308

Intangible Assets, net	577,530	580,557

Goodwill	1,176,591	1,176,591

Assets of the entity held for disposal	1,677,568	1,970,743

Total Assets	$5,182,522	$5,271,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expense	$933,394	$42,352
Other payable	160,758	80,390
Tax payable	129,132	87,219
Unearned revenue	7,919	-
Due to related party	76,932	323,035
Total Current Liabilities	1,308,136	532,997

Stockholders' Equity
Preferred stock
Class A, authorized shares 1,000,000 $0.001 par value, 434,377 shares issued and outstanding	-	434
Class B, authorized shares 20,000,000, no par value; none outstanding	-	-
Common stock
($0.001 par value, 100,000,000 shares authorized 20,487,400 (post-split)sharess issued and outstanding	20,478	8,915,403
Additional paid-in capital	8,895,911	-
Other comprehensive income	832,785	634,893
Accumulated deficit	(5,874,788)	(4,811,923)
Total Stockholders' Equity	3,874,386	4,738,807

Total Liabilities and Stockholders' Equity	$5,182,522	5,271,804

AMERIAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO.,LTD)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods ended		For the six month periods ended
	March 31,		March 31,
	2008	2007	2008	2007

Net sales	$426,753	$943,239	$610,250	$1,071,580

Cost of sales	276,564	686,167	349,783	807,102

Gross profit	150,189	257,072	260,467	264,478

Operating expenses
Selling and marketing	2,637	(2,814)	2,637	3,181
Research and development	-	-	-	-
General and administrative	734,471	38,945	874,488	191,851
Total operating expenses	737,107	36,130	877,124	195,031

Income (loss) from operations	(586,918)	220,942	(616,657)	69,447

Non-operating income (expenses)
Other expenses	(109)	412	(211)	(81)

Net Income (loss) from continuing operations before income tax	(587,027)	221,353	(616,868)	69,366

Income tax	570	22,891	36,086	22,891

Net Income (loss) from continuing operations	(587,597)	198,462	(652,954)	46,475

Loss from entity held for disposal	(138,769)	-	(409,911)	-

Net Income (Loss)	(726,366)	198,462	(1,062,865)	46,475

Other Comprehensive Income (loss)
Foreign currency translation gain	110,780	60,824	197,892	130,675

Net comprehensive Income (loss)	$(615,586)	$259,286	(864,973)	177,150

Net loss per share from continuing operations	$(0.03)	$0.42	(0.03)	0.10
Net income per share from entity held for disposal	$(0.01)	$-	(0.02)	-
Basic & Diluted Loss per share	$(0.04)	$0.42	(0.05)	0.10

Basic and dilutive weighted average shares outstanding	20,477,835	477,835	20,477,835	477,835

AMERICAN WENSHEN STEEL GROUP, INC.
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,062,865)	$46,475
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation and amortization	82,306	56,868
Bad debt	779,084	-
Stock option expenses	552	-
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	(423,605)	(33,225)
Other receivable	220,154	253,877
Inventories	(18,390)	(50,742)
Other current assets	(561,559)	(162,676)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	862,066	238,126
Other payable	425,728	80,155
Tax payable	38,563	-
Net cash provided by operating activities from continuing operations	342,034	428,857
Net cash provided by operating activities of entity held for disposal	335,306	-
Net cash provided by operating activities	677,340	428,857

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,199)	(50,595)
Net cash used in investing activities from continuing operations	(1,199)	(50,595)
Net cash provided by investing activities of entity held for disposal	74,605	-
Net cash provided by investing activities	73,406	(50,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to return loans from related parties	(732,916)	(608,462)
Net cash provided by/(used in) financing activities from continuing operations	(732,916)	(608,462)
Net cash provided by (used in) financing activities of entity held for disposal	-	-
Net cash provided by (used in) financing activities	(732,916)	(608,462)

Effect of exchange rate on cash & cash equivalent	1,870	(19,276)

Net increase (decrease) in cash & cash equivalents	19,700	(249,476)

Cash & cash equivalents - beginning of year	15,664	466,699

Cash & cash equivalents - end of year	$35,364	$217,223

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

On Nov 14, 2006, American China Software Technology Group Co., Ltd (China Software) re-domiciled from Canada to Delaware.

American Wenshen Steel Group, Inc., (“American Wenshen”), a wholly owned subsidiary of the Company was incorporated on August 29, 2006 in the state of Delaware. It currently has no operations. American Wenshen owns all of the registered capital of Liaoning Wenshen Steel Mold Co. Ltd. (“Liaoning Wenshen”). Liaoning Wenshen is a wholly owned foreign entity incorporated in Shenyang, Liaoning Province, China in January, 2007.

Liaoning Wenshen owns all the registered capital of Chaoyang Liaogang Special Steel Co., Ltd. (“Chaoyang Liaogang Steel Co.”) which is established in Chaoyang City, Shenyang Province, China in October 2004

On July 30, 2007 China Software acquired 100% of the equity in American Wenshen pursuant to a merger agreement dated June 29, 2007 (“American Wenshen Merger”). Pursuant to the acquisition of American Wenshen, it became the wholly owned subsidiary of China Software. The former shareholders of American Wenshen received 434,377 shares of Series A Preferred Stock of China software, which will be convertible into 868,754,000 shares of common stock in exchange for all the issued and outstanding shares of American Wenshen. The Series A Preferred stock represents 97.58% of the voting power of the Company.

The acquisition of American Wenshen is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of American Wenshen obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of American Wenshen, with American Wenshen being treated as the continuing operating entity. The historical financial statements presented herein will be those of American Wenshen. The continuing entity retained September 30 as its fiscal year end. The company recorded goodwill of $1,176,591 on reverse acquisition (Refer to Note 10).

China software is a holding company for HXT holdings, Inc. (formally China International Enterprises Corp., “HXT”).

On August 19, 2005, the China Software acquired 9,970,000 shares of common stock, par value $0.001 per share of HXT (formally know as China International Enterprises Inc.), representing 100% of the issued and outstanding capital stock of HXT under a share exchange agreement dated August 15, 2005 (the “Share Exchange”). Under the Share Exchange, China Software agreed to issue an aggregate of 638,080,000 shares of common stock of Moving Bytes to the HXT shareholders, representing 92.87% of the issued and outstanding capital shares of Moving Bytes, giving effect to the Share Exchange.

On January 31, 2005, HXT acquired 100% outstanding shares of XHT from its three shareholders in exchange of 9,000,000 shares of common stock of HXT representing 83.33% of its issued and outstanding common stock on the date of acquisition. The acquisition has been recorded as a recapitalization of XHT, with XHT being treated as the continuing entity. Effective August 16, 2006, the Company changed its name to HXT Holdings, Inc.

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

GOING CONCERN :-

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2008, the Company had incurred cumulative losses of $5,874,788 including net losses from continuing operations of $652,954 for the six months ended March 31, 2008.

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

Foreign currency translation
The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2008 and September 30, 2007, the cumulative translation adjustment of $832,785 and $634,893, respectively, was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the six months ended March 31, 2008 and 2007, accumulated other comprehensive income was $197,892 and $130,675, respectively.

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

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $245,947 and $93,339 as of March 31, 2008 and September 30, 2007, respectively.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.
FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

NOTE 4. INVENTORY

Inventories as of March 31, 2008 and September 30, 2007 consist of the following:

	2008	2007
Raw Material	$536,034	$436,688
Finish Goods		24,228
Work in progress		22,786
	536,034	483,702
Less: Reserve for obsolescence	(377,213)	(353,039)
Total	$158,882	$130,663

NOTE 5. LOAN TO RELATED PARTIES

As of March 31, 2008 and September 30, 2007, the Company had a loan to related parties amounting to $196,174 and $388,136, respectively.   The loan is non-interest bearing, unsecured and due on demand.

NOTE 6.  OTHER CURRENT ASSETS

Other Receivables as of March 31, 2008 and September 30, 2007 are as summarized below :

	2008	2007
Loans receivable (interest free, unsecured and due on demand)	$-	$218,877
Deposits	16,413	15,361
Others	34,479	28,645
	50,892	262,883
Less : Allowance for Doubtful Debts	(19,407)	(37,516)
Total	$31,484	$225,367

 NOTE 7.  PROPERTIES AND EOUIPMENT

The balance of Company property and equipment as of March 31, 2008 and September 30, 2007 is summarized as follows:
	2008	2007

Office Equipment	$18,961	$17,746
Building	363,815	340,500
Production Equipment	206,601	193,680
Vehicles	160,034	148,286

	749,411	700,212

Less: Accumulated depreciation	(188,414)	(135,904)

Property and equipment, net	$560,997	$564,308

The Company incurred depreciation expense for the six months ended March 31, 2008 and 2007 are $41,356 and $19,619, respectively.

NOTE 8.  INTANGIBLE ASSESTS - PATENTS

There are five patents that have been acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At March 31, 2008, the net amount of the Patents was $577,530 after considering the accumulated amortization of $278,070. At September 30, 2007, the net amount of the Patents was $580,557 after considering the accumulated amortization of $220,211. The amortization expense was $40,950 & $37,249 and for the six months ended March 31, 2008 & 2007 respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

Year ended September 30,	Amount
2009	$85,650
2010	85,650
2011	85,650
2012	85,650
2013	85,650

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

The calculation of goodwill is as follows :-

Fair value of the assets of China software & HXT Holdings as of the acquisition date :-

Current assets	$2,117,436
Fixed Assets	125,083
Intangible Assets	126,048
2,368,567
Current Liabilities	(319,772)
Fair value of Net Assets	2,048,796

Fair value of the stock outstanding of China Software as of the acquisition date	3,225,386
477,835 post split shares of common stock @ FMV $6.75 (split adjusted)

Goodwill	$1,176,591

The following is the proforma financial information of the Company assuming the transaction had been consummated at the beginning of the fiscal year ended September 30, 2007:

For the year
Ended September 30,
2007
(Unaudited)
Statement of Operations:
Revenues	$1,162,555
Cost of Sales	868,755
Gross Profit	293,800

Operating Expenses	650,101

Income (loss) from operations	(356,301)

Other income and (expenses)	(44,374)

Net Income (loss) from continuing operations	$(400,675)

Net Income (loss) from entity held for disposal	$(263,354)

Net Income (loss)	$(664,029)

Earnings Per Share:
Basic	$(1.39)
Diluted	$(1.39)

Basic	477835
Diluted	477835

NOTE 10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued expenses as of March 31, 2008 and September 30, 2007 are as follows:

	2008	2007

Accounts payable	$913,682	$16,433
Accrued Expenses	19,712	19,712
Total	$933,394	$42,352

NOTE 11.  OTHER PAYABLE

Other Payables as of March 31, 2008 and September 30, 2007 are as follows:

	2008	2007

Loan payable (unsecured, interest free and due on demand)	$87,621	$40,414
Other payable	73,413	39,976
Total	$161,034	$80,390

NOTE 12.  DUE TO RELATED PARTIES

Due to Related Parties was $76,932 and $323,035 as of March 31, 2008 and September 30, 2007, respectively. The loan is interest free, due on demand and unsecured.

NOTE 13.  SHAREHOLDERS’ EQUITY

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

During the six months ended March 31, 2008, the Company cancelled the preferred stock of 434,377 shares issued upon the reverse acquisition. The company issued 20million shares of common stock in exchange for the preferred stock.

NOTE 14  STOCK OPTIONS

The stock options summary for the six months ended March 31, 2008 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :-

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, September 30, 2007	240	$43.20	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2008	240	$43.20	$-

Following is a summary of the status of options outstanding at March 31, 2008:

Outstanding Options				Exercisable Options
Exercise Price	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$43.20	240	1.94	$43.20	240	$43.20

Primarily as a result of adopting SFAS No. 123R, the Company recognized $552 in share-based compensation expense for the six months ended March 31, 2008. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

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

In accordance with the Chinese Company Law, the Company reserved $0 to the Statutory surplus reserve for six months ended March 31, 2008 on account of net loss in the three months ended March 31, 2008.

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

The acquisition of American Wenshen is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of American Wenshen obtained control of the consolidated entity. Accordingly, the merger of the two companies is recorded as a recapitalization of American Wenshen, with American Wenshen being treated as the continuing operating entity. The historical financial statements presented herein will be those of American Wenshen. The continuing entity retained September 30 as its fiscal year end. Due to this, the operations of HXT are for the post acquisition period from July 30, 2007 through September 30, 2007 and no operations for HXT for the year ended September 30, 2006.

The components of loss from operations related to the entity held for disposal for the six months ended March 31, 2008 are shown below.

Net sales	$433,618

Cost of sales	132,891

Gross profit	300,727

Operating expenses
Selling expenses	204,680
Research & development expenses	269,454
General and administrative	290,124
Total operating expenses	764,258

Loss from operations	(463,531)

Non-operating expenses
Other income	38,264
Interest income	15,357

Net Loss before income tax	(409,911)

Provision for Income tax	-

Net loss from entity held for disposal / spin off	(409,911)

Assets and liabilities for the entity held for disposal as of March 31, 2008 are as follows:

Assets :-
Cash and cash equivalents	$14,719
Accounts receivable, net	167,142
Other receivable	597,037
Inventory	502,316
Other current assets	458,716
Property, Plant & Equipment, net	225,736
Total Assets	1,965,666
Liabilities :-
Accounts payable and accrued expense	32,528
Unearned revenue	255,570
Total Liabilities	288,098

Net Assets Held for disposal / spin-off	$1,677,568

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Classification of HXT Holdings, Inc.

American Wenshen Steel Group owns two operating subsidiaries:  Chaoyang Liaogang, which carries on its specialty steel operations, and Shenzhen Hengtaifeng Technology Co., Ltd., which carries on its computer systems operations.  Shenzhen Hengtaifeng Technology Co., Ltd. is owned by HXT Holdings, Inc., a subsidiary of American Wenshen Steel Group.  HXT Holdings has filed a registration statement with the Securities and Exchange Commission in contemplation of a distribution by American Wenshen Steel Group of its shares in HXT Holdings.  For that reason, on the financial statements in this report, HXT Holdings and its subsidiaries have been categorized as an “entity held for disposal;” its net assets have been recorded on our balance sheet as “Assets of the entity held for disposal;” and the results of its operations have been recorded as an extraordinary item labeled “loss from entity held for disposal.’  The remainder of the financial statements reflects the assets and liabilities and results of operations of Chaoyang Liaogang.

Results of Operations

Chaoyang Liaogang commenced substantial production activity in the fall of 2006.  Through December 31, 2006 its revenues consisted only of sales of small amounts of steel incidental to its development activities.  Most of the $1,162,555 in revenue that Chaoyang Liaogang recorded for the year ended September 30, 2007 were realized in the three months ended March 31, 2007, when it made a large sale of special steel and one variety of die steel to one distributor, Shenyang Geshite Special Steel Co., Ltd., which is located nearby in the capital of Liaoning Province.  In the first two months of fiscal 2008, we have been developing other customers for our products.  As a result we have achieved revenue in each quarter, albeit modest.  For the three months ended March 31, 2008 we realized $426,753 in revenue, a substantial reduction from the $943,239 that we realized in the second quarter of 2007, but from an expanded customer base.  For the six months ended March 31, 2008 our revenues totaled $610,250.

Chaoyang Liaogang had not, prior to March 31, 2007, commenced production or sales of tungsten carbide steel, there was no tungsten carbide steel in its inventory at September 30, 2007, and we have not sold any to date.  However, once we have acquired the funds to fully outfit our factory, we expect that tungsten carbide steel will produce a substantial portion of our revenue in future periods.

 Chaoyang Liaogang’s gross margin for the three and six month periods ended March 31, 2008 was 35%% and 43% respectively.  This ratio was substantially improved over the 25% gorss margin we realized in the first six months of 2007, and was closer to the ratios realized by our industry.  Our gross margin remains less than optimal due to (a) our low sales volume, which leads to inefficiencies in the allocation of overhead expenses, and (b) the fact that we are using scrap steel for our primary raw material.  In recent years the international market price for scrap steel has increased several-fold, making the reworking of scrap steel less substantially less profitable than it was at the beginning of the current decade.  We expect our profit margins to increase significantly in the future, due to:

??nbsp;	increased sales volume, which will lead to more efficient use of our facilities;
·	introduction of tungsten carbide steel into our sales, which we will be able to market at a higher mark-up over cost than our other steel products; and
·	acquisition of sources of iron ore, which will lower our cost of raw materials.

Our general and administrative expenses rose from the nominal level we incurred in the first half of fiscal 2007 to amounts that in the first half of fiscal 2008 have exceeded our revenue.  The primary reason for this increase has been our efforts to bring our factory into full production, which involves increased staff expenses.  The secondary reason for the increase is the fact that we are now incurring the costs attendant to our status as a U.S. public company, which occurred in the summer of 2007.

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

Because Chaoyang Liaogang recorded income under Chinese accounting principles for the first six months of fiscal 2008, we recorded income tax of $36,086, despite our lack of income.  For the next several years, however, we will be entitled to substantial income tax abatements that the Chinese government affords to profitable foreign-owned enterprises.  We can only obtain those abatements by applying for them after we meet the necessary criteria.  As a result, our statement of operations will not reflect the effects of the abatements until some future date.

Our business operates entirely in Chinese Renminbi, but we will report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income/loss and net comprehensive gain/loss.  The net income/loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended March 31, 2008 the unrealized gain on foreign currency translations added $197,892 to our accumulated other comprehensive income.

Liquidity and Capital Resources

The development and operations of Chaoyang Liaogang have been funded to date primarily by capital contributions and loans from its shareholders, primarily Yang Kuidong.  As a result, at September 30, 2007 Chaoyang Liaogang had only $323,035 in debt, most of which was owed to Mr. Yang.  In the six months ended March 31, 2008, Chaoyang Liaogang made payments to Mr. Yang that reduced its obligation to him by $246,103, to $76,932.  Nevertheless, until we obtain a source of outside financing, we remain dependent on Mr. Yang as our primary source of working capital.

At March 31, 2008 Chaoyang Liaogang had a working capital deficit of $118,576, representing a $556,184 depletion of working capital since September 30, 2007.  The reduction resulted primarily from the fact that our expenses exceeded our revenue during the six month period, a deficit that we financed by increasing our accounts payable, and from the fact that we reduced our obligations to our Chairman during the recent six month period.

Chaoyang Liaogang currently has sufficient capital resources to carry on its business as it is currently constituted, particularly as we can rely on the capital resources of our Chairman.  However, our business plan calls for substantial capital investment over the next twelve months.  We intend to expand the capacity of our factory by investing approximately $4.5 million in new capital equipment, specifically:

·	a 30 ton arc furnace - $2.5 million
·	a 30 ton heavy duty electric dregs furnace - $1.3 million
·	a 5 ton free-going hammer - $0.7 million

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

Our first significant sales volume occurred in the three months ended March 31, 2007.  Even then, over 90% of our sales were to one customer, a local distributor of special steel.  Since then our sales revenue has fallen short of our administrative expenses.  Our business plan contemplates that we will engage in much broader marketing operations, involving a lengthy menu of product offerings.  Implementation of that business plan will also entail much more complex production operations.  Because these are areas in which we have limited experience, problems may occur with production or marketing that we have not anticipated, which would interfere with our business, and prevent us from achieving profitability.

Our profits will be limited unless we are able to secure a source of iron ore.

We currently manufacture our special steel by melting scrap steel.  The price of scrap steel on the international market is much higher today than it was five years ago, and our expectation is that the price will remain high.  Therefore, in order to achieve efficient operations, it will be necessary for us to develop the capacity to smelt iron ore to produce steel.  Our plan is to obtain iron ore from our Chairman, Yang Kuidong, who owns certain undeveloped mining rights. Howwever, implementation of that plan will require that Mr. Yang make significant capital investments in order to develop his mining properties.  If he is unable to obtain the necessary funds, or if our efforts to develop a source of iron ore are fruitless for any other reason, our profitability will be limited.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by American Wenshen Steel Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information American Wenshen Steel Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that American Wenshen Steel Group’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during American Wenshen Steel Group’s second fiscal quarter that has materially affected or is reasonably likely to materially affect American Wenshen Steel Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

None.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd  quarter of fiscal 2008.

Item 6.                 Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
      32                 Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

AMERICAN WENSHEN STEEL GROUP, INC.

Date: May 20, 2008	By: /s/ Yang Kuidong
Yang Kuidong, Chief Executive Officer

By: /s/ Zhang Liwei
Zheng Liwei, Chief Financial Officer