Form 10-Q
period 2008-06-30
American Wenshen Steel Group, Inc.
filed 2008-08-19
CIK 1085104

U. S. Securities and Exchange Commission
Washington, D. C. 20549

 FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-30058

AMERICAN WENSHEN STEEL GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware	04-2621506
(State or Orther Jurisdiction of	(I.R.S. Employer I.D. No. )
incorporation or organization)

c/o American Union Securities
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

            Yes X                    No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes __                No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 19, 2008
Common Stock: 20,478,400

Transitional Small Business Disclosure Format (check one):                 Yes ___           No   X

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Page
Financial Statements :-

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and September 30, 2007	F - 1

Unaudited Consolidated Statements of Operations for the six and nine months periods ended June 30, 2008 and 2007	F - 2

Unaudited Consolidated Statement of Cash Flows for the nine months periods ended June 30, 2008 and 2007	F - 3

Notes to the Consolidated Financial Statements (Unaudited)	F - 4

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND SEPTEMBER 30, 2007

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$120,181	$15,664
Accounts receivable, net	463,437	172,688
Other receivable, net	580,098	225,367
Inventory, net of reserve for obsolescence	639,345	130,663
Loan to related parties	112,466	388,136
Advance to suppliers	605,286	7,176
Other current assets	-	39,910
Total Current Assets	2,520,813	979,604

Property, Plant & Equipment, net	552,955	564,308

Intangible Assets, net	568,588	580,557

Goodwill	-	1,176,591

Assets of the entity held for disposal	111,053	1,970,743

Total Assets	$3,753,409	$5,271,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expense	$1,198,097	$42,352
Other payable	170,035	80,390
Tax payable	604,720	87,219
Due to related party	254,517	323,035
Total Current Liabilities	2,227,369	532,997

Stockholders' Equity
Preferred stock
Class A, authorized shares 1,000,000 $0.001 par value, 0 and 434,377 shares issued and outstanding as of June 30, 2008 and September 2007 respectively	-	434
Class B, authorized shares 20,000,000, no par value; none outstanding	-	-
Common stock
$0.001 par value (no par value as of September 30, 2007), 100,000,000 shares authorized 20,487,400 sharess issued and outstanding	20,478	8,915,403
Additional paid-in capital	8,895,911
Other comprehensive income	859,742	634,893
Accumulated deficit	(8,250,091)	(4,811,923)
Total Stockholders' Equity	1,526,040	4,738,807

Total Liabilities and Stockholders' Equity	$3,753,409	$5,271,804

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERIAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO.,LTD)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	For the three month periods ended		For the nine month periods ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$1,684,584	$49,079	$2,294,834	$1,120,659

Cost of sales	1,123,354	14,821	1,473,137	821,923

Gross profit	561,231	34,258	821,698	298,736

Operating expenses
Selling and marketing	19,491	2,889	22,128	6,070
General and administrative	74,992	381,116	949,480	572,966
Impairment of Goodwill	1,176,591	-	1,176,591	-
Total operating expenses	1,271,073	384,005	2,148,198	579,036

Loss from operations	(709,843)	(349,747)	(1,326,501)	(280,300)

Other income (expenses)
Interest expense	-	(69)	-	(69)
Other income (expense)	84	580	(127)	499
Total Other income (expenses)	84	511	(127)	431

Net Loss before income tax	(709,759)	(349,236)	(1,326,628)	(279,870)

Provision for Income tax	125,185	14,930	161,271	37,821

Net Loss from continuing operations	(834,944)	(364,166)	(1,487,899)	(317,691)

Loss from entity held for disposal	(1,540,357)	-	(1,950,268)	-

Net Loss	(2,375,301)	(364,166)	(3,438,167)	(317,691)

Other Comprehensive Income
Foreign currency translation gain	26,957	82,836	224,849	213,511

Net comprehensive Loss	$(2,348,344)	$(281,330)	$(3,213,318)	$(104,180)

Net Loss per share from continuing operations	$(0.04)	$(0.76)	$(0.07)	$(0.66)
Net Loss per share from entity held for disposal	$(0.08)	$-	$(0.10)	$-
Basic & Diluted Loss per share	$(0.12)	$(0.76)	$(0.17)	$(0.66)

Basic and dilutive weighted average shares outstanding*	20,477,835	477,835	20,477,835	477,835

* Basic and diluted weighted average number of shares considered equivalent as the effect of dilution is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC.
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,438,167)	$(317,691)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	126,037	92,830
Bad debt	794,845	90,156
Inventory Reserve	-	340,999
Stock option expenses	552	-
Impairment of Goodwill	1,176,591	-
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	(405,280)	(85,558)
Other receivable	(298,760)	168,135
Inventories	(474,366)	(51,229)
Other current assets	(870,655)	21,894
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,112,818	(55,613)
Other payable	63,439	(5,642)
Tax payable	490,868	78,709
Net cash provided by (used in) operating activities from continuing operations	(1,722,078)	276,991
Net cash provided by operating activities of entity held for disposal	1,869,144	-
Net cash provided by operating activities	147,066	276,991

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,724)	(52,529)
Net cash used in investing activities from continuing operations	(2,724)	(52,529)
Net cash used in investing activities of entity held for disposal	81,124	-
Net cash used in investing activities	78,400	(52,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital	-	-
Proceeds from loans from related parties	-	-
Loan advance	-	-
Repayment of loans from related parties	(127,013)	(388,489)
Net cash provided by/(used in) financing activities from continuing operations	(127,013)	(388,489)
Net cash provided by (used in) financing activities of entity held for disposal	-	-
Net cash provided by (used in) financing activities	(127,013)	(388,489)

Effect of exchange rate on cash & cash equivalent	6,064	14,653

Net increase in cash & cash equivalents	104,517	(149,375)

Cash & cash equivalents - beginning of year	15,664	466,699

Cash & cash equivalents - end of year	$120,181	$317,324

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS - Continued

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

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2008, the Company had incurred cumulative losses of $8,250,091 including net losses from continuing operations of $1,487,899 for the nine months ended June 30, 2008.

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
Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2008, towards (i) obtaining additional equity and debt financing and (ii) evaluation of its distribution and marketing methods.

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

Foreign currency translation
The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2008 and September 30, 2007, the cumulative translation adjustment of $859,742 and $634,893, respectively, was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the nine months ended June 30, 2008 and 2007, accumulated other comprehensive income was $224,849 and $213,511, respectively.

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

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $251,452 and $93,339 as of June 30, 2008 and September 30, 2007, respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management compares the cost of inventories with market value and an allowance is provided for the difference between recorded and market values. At June 30, 2008 and September 30, 2007, management accounted an obsolescence reserve on inventories of $385,656 and  $353,039, respectively.

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

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

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. INVENTORY

Inventories as of June 30, 2008 and September 30, 2007 consist of the following:

	June 30, 2008	September 30, 2007
Raw Material	$743,695	$436,688
Finish Goods	227,174	24,228
Work in progress	54,132	22,786
	1,025,001	483,702
Less: Reserve for obsolescence	(385,656)	(353,039)
Total	$639,345	$130,663

NOTE 5. LOAN TO RELATED PARTIES

As of June 30, 2008 and September 30, 2007, the Company had a loan to related parties amounting to $112,466 and $388,136, respectively.   The loan is non-interest bearing, unsecured and due on demand.

NOTE 6.  OTHER RECEIVABLE

Other Receivables as of June 30, 2008 and September 30, 2007 are as summarized below :

	June 30, 2008	September 30, 2007
Loans receivable (interest free, unsecured and due on demand)	$245,810	$218,877
Deposits	17,641	15,361
Value Added Taxes	336,489
Others	-	28,645
	599,940	262,883
Less : Allowance for Doubtful Debts	(19,842)	(37,516)
Total	$580,098	$225,367

 NOTE 7.  PROPERTIES AND EQUIPMENT

The balance of Company property and equipment as of  June 30, 2008 and September 30, 2007 is summarized as follows:

	June 30, 2008	September 30, 2007

Office Equipment	$20,957	$17,746
Building	371,958	340,500
Production Equipment	212,533	193,680
Vehicles	162,308	148,286

	767,756	700,212

Less: Accumulated depreciation	(214,801)	(135,904)

Property and equipment, net	$552,955	$564,308

The Company incurred depreciation expense for the nine months ended June 30, 2008 and 2007 are $63,369 and $34,820, respectively.

NOTE 8.  INTANGIBLE ASSETS - PATENTS

There are five patents that have been acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At June 30, 2008, the net amount of the Patents was $568,588 after considering the accumulated amortization of $306,163. At September 30, 2007, the net amount of the Patents was $580,557 after considering the accumulated amortization of $220,211. The amortization expense was $62,668 & $58,010 and for the nine months ended June 30, 2008 & 2007 respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

Year Ended September 30,	Amount
2009	$87,475
2010	$87,475
2011	$87,475
2012	$87,475
2013	$87,475

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
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

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of goodwill in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets".  Based on its assessment, the Company determined that goodwill resulting from the reverse acquisition of American Wenshen Steel Group, Inc. amounted to, $1,176,591 is fully impaired as of June 30, 2008.

The following is the proforma financial information of the Company assuming the transaction had been consummated at the beginning of the fiscal year ended September 30, 2007:

For the year
Ended September 30,
2007
(Unaudited)
Statement of Operations:
Revenues	$1,162,555
Cost of Sales	868,755
Gross Profit	293,800

Operating Expenses	650,101

Income (loss) from operations	(356,301)

Other income and (expenses)	(44,374)

Net Income (loss) from continuing operations	$(400,675)

Net Income (loss) from entity held for disposal	$(263,354)

Net Income (loss)	$(664,029)

Earnings Per Share:
Basic	$(1.39)
Diluted	$(1.39)

NOTE 10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued expenses as of June 30, 2008 and September 30, 2007 are as follows:

	June 30, 2008	September 30, 2007

Accounts payable	$1,178,385	$16,433
Accrued Expenses	19,712	19,712
Total	$1,198,097	$42,352

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11.  OTHER PAYABLE

Other Payables as of June 30, 2008 and September 30, 2007 are as follows:

	June 30, 2008	September 30, 2007

Loan payable (unsecured, interest free and due on demand)	$89,582	$40,414
Advance to Customers	8,096	-
Other payable	72,357	39,976
Total	$170,035	$80,390

NOTE 12.  DUE TO RELATED PARTIES

Due to Related Parties was $254,517 and $323,035 as of June 30, 2008 and September 30, 2007, respectively. The loan is interest free, due on demand and unsecured.

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

During the nine months ended June 30, 2008, the Company cancelled the preferred stock of 434,377 shares issued upon the reverse acquisition. The company issued 20million shares of common stock in exchange for the preferred stock.

NOTE 14  STOCK OPTIONS

The stock options summary for the nine months ended June 30, 2008 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :-

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, September 30, 2007	240	$43.20	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2008	240	$43.20	$-

Following is a summary of the status of options outstanding at June 30, 2008:

Outstanding Options				Exercisable Options
Exercise Price	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$43.20	240	1.44	$43.20	240	$43.20

Primarily as a result of adopting SFAS No. 123R, the Company recognized $552 in share-based compensation expense for the nine months ended June 30, 2008. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

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

In accordance with the Chinese Company Law, the Company reserved $0 to the Statutory surplus reserve for nine months ended June 30, 2008 on account of net loss in the nine months ended June 30, 2008.

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
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

The components of loss from operations related to the entity held for disposal for the nine months ended June 30, 2008 are shown below.

Net sales	$536,309

Cost of sales	148,034

Gross profit	388,275

Operating expenses
Selling expenses	263,021
Research & development expenses	369,313
General and administrative	1,768,640
Total operating expenses	2,400,974

Loss from operations	(2,012,699)

Non-operating income (expenses) :-
Other income	41,391
Interest income	21,040

Net Loss before income tax	(1,950,268)

Provision for Income tax	-

Net loss from entity held for disposal / spin off	(1,950,268)

Assets and liabilities for the entity held for disposal as of June 30, 2008 are as follows:

Assets :-
Cash and cash equivalents	$9,802
Accounts receivable, net	124,549
Other receivable	40,437
Inventory	60,624
Other current assets	27,700
Property, Plant & Equipment, net	213,394
Total Assets	476,506
Liabilities :-
Accounts payable and accrued expense	136,474
Unearned revenue	228,979
Total Liabilities	365,453

Net Assets Held for disposal / spin-off	$111,053

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

Results of Operations

Chaoyang Liaogang commenced substantial production activity in the fall of 2006.  Through December 31, 2006 its revenues consisted only of sales of small amounts of steel incidental to its development activities.  Most of the $1,162,555 in revenue that Chaoyang Liaogang recorded for the year ended September 30, 2007 were realized in the three months ended March 31, 2007, when it made a large sale of special steel and one variety of die steel to one distributor, Shenyang Geshite Special Steel Co., Ltd., which is located nearby in the capital of Liaoning Province.  In fiscal 2008, we have been developing other customers for our products.  As a result we have achieved revenue in each quarter, albeit modest.  For the three months ended June 30, 2008 we realized $1,684,584 in revenue, compared to $49,079 that we realized in the three months ended June 30, 2007.  For the nine months ended June 30, 2008 our revenues totaled $2,294,834, approximately double the revenue of $1,120,659 that we achieved in the nine months ended June 30, 2007 and from an expanded base of customers.

Chaoyang Liaogang had not, prior to March 31, 2007, commenced production or sales of tungsten carbide steel, there was no tungsten carbide steel in its inventory at September 30, 2007, and we have not sold any to date.  However, once we have acquired the funds to fully outfit our factory, we expect that tungsten carbide steel will produce a substantial portion of our revenue in future periods.

 Chaoyang Liaogang’s gross margin for the three and nine month periods ended June 30, 2008 was 33%% and 36% respectively.  This ratio was substantially improved over the 27% gross margin we realized in the first nine months of 2007, and was closer to the ratios realized by our industry.  Our gross margin remains less than optimal due to (a) our low sales volume, which leads to inefficiencies in the allocation of overhead expenses, and (b) the fact that we are using scrap steel for our primary raw material.  In recent years the international market price for scrap steel has increased several-fold, making the reworking of scrap steel less substantially less profitable than it was at the beginning of the current decade.  We expect our profit margins to increase significantly in the future, due to:

•	increased sales volume, which will lead to more efficient use of our facilities;
•	introduction of tungsten carbide steel into our sales, which we will be able to market at a higher mark-up over cost than our other steel products; and
•	acquisition of sources of iron ore, which will lower our cost of raw materials.

Our general and administrative expenses increased by 66% from the nine months ended June 30, 2007 to the nine months ended June 30, 2008, although the level of expense in the quarter ended June 30, 2008 was lower than in the quarter ended June 30, 2007 due to one-time expenses incurred in the 2007 quarter.  The primary reason for this year-to-year increase has been our efforts to bring our factory into full production, which involves increased staff expenses.  The secondary reason for the increase is the fact that we are now incurring the costs attendant to our status as a U.S. public company, which occurred in the summer of 2007.

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

During the three months ended June 30, 2008 the operations of Shenzhen Hengtaifeng Technology Co., Ltd. suffered certain serious negative effects.  This caused management to review the value of the goodwill that it had recorded in connection with the acquisition of those operating assets.  Because of the poor financial condition and poor operating results of Shenzhen Hengtaifeng Technology Co., Ltd., management determined that the goodwill was impaired.  This resulted in an operating expense of $1,176,591, which in turn caused the Company to report a loss from operations for the quarter.

After taking into account the impairment of goodwill, the Company’s operations during the three months ended June 30, 2008 yielded a net pre-tax loss of $709,759.  For the nine months ended June 30, 2008 we realized a net pre-tax loss of $1,326,628.  Nevertheless, because Chaoyang Liaogang recorded income under Chinese accounting principles for the first nine months of fiscal 2008, we recorded income tax of $161,271, despite our lack of income.  For the next several years, however, we will be entitled to substantial income tax abatements that the Chinese government affords to profitable foreign-owned enterprises.  We can only obtain those abatements by applying for them after we meet the necessary criteria.  As a result, our statement of operations will not reflect the effects of the abatements until some future date.

After taking income tax into account, the Company had a net loss from continuing operations of $834,944 for the three months ended June 30, 2008, and a net loss from continuing operations of $1,487,899 for the nine months ended June 30, 2008.  The operations of Shenzhen Hengtaifeng Technology Co., Ltd., however, which are accounted for an  “entity held for disposal,” realized a net loss of $1,540,357 in the three months ended June 30, 2008 and a net loss of $1,950,268 for the nine months ended June 30, 2008.  (As a result of reverse merger accounting, the results of operations of Shenzhen Hengtaifeng Technology Co., Ltd. prior to the reverse merger on July 30, 2007 are not reported.)  Our company, therefore, reported a consolidated net loss of $2,375,301 for the three month period ended June 30, 2008 and a consolidated net loss of $3,438,167 for the nine month period ended June 30, 2008.

Our business operates entirely in Chinese Renminbi, but we will report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income/loss and net comprehensive gain/loss.  The net income/loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended June 30, 2008 the unrealized gain on foreign currency translations added $224,849 to our accumulated other comprehensive income.

Liquidity and Capital Resources

The development and operations of Chaoyang Liaogang have been funded to date primarily by capital contributions and loans from its shareholders, primarily Yang Kuidong.  As a result, at September 30, 2007 Chaoyang Liaogang had only $323,035 in debt, most of which was owed to Mr. Yang.  In the nine months ended June 30, 2008, Chaoyang Liaogang made payments to Mr. Yang that reduced its obligation to him by $68,518, to $254,517.  Nevertheless, until we obtain a source of outside financing, we remain dependent on Mr. Yang as our primary source of working capital.

At June 30, 2008 Chaoyang Liaogang had working capital totaling $293,444, representing a $153,163 depletion of working capital since our last fiscal year ended on September 30, 2007.  The reduction resulted primarily from the fact that our expenses exceeded our revenue during the nine month period, a deficit that we financed by increasing our accounts payable and tax payable, and from the fact that we reduced our obligations to our Chairman during the recent nine month period.

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

17

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by American Wenshen Steel Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information American Wenshen Steel Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that American Wenshen Steel Group’s system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during American Wenshen Steel Group’s third fiscal quarter that has materially affected or is reasonably likely to materially affect American Wenshen Steel Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

None.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2008.

Item 6.                 Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
      32                      Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

AMERICAN WENSHEN STEEL GROUP, INC.

Date: August 19, 2008	By: /s/ Yang Kuidong
Yang Kuidong, Chief Executive Officer

By: /s/ Zhang Liwei
Zheng Liwei, Chief Financial Officer