Form 10KSB
period 2008-09-30
American Wenshen Steel Group, Inc.
filed 2009-01-13
CIK 1085104

 UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2008

                or

|   |           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes |  |   No |X|

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the  best of  registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any  amendment to this Form 10-K.  |  |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The issuer’s revenues for its most recent fiscal year were $2,253,816

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 13, 2009 was $ 18,031,836.

The number of shares outstanding of the issuer’s common stock, as of January 12, 2009 was 20,487,400.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Registration Statement on Form S-1/A (Amendment No. 3) of HXT Holdings, Inc. (File No. 333-146796), filed on December 3, 2008, have been incorporated by reference into the following sections of this Report:  Item 1 – Description of Business, Item 2 – Description of Property, and Item 9 – Directors and Executive Officers of the Registrant.

Transitional Small Business Disclosure Format (check one): Yes |  | No |X|

PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding American Wenshen Steel Group, Inc. (“American Wenshen”), its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in the section of this report titled “Management’s Discussion and Analysis – Risk Factors That May Affect Future Results.”

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

ITEM 1.                      DESCRIPTION OF BUSINESS

Until July 30, 2007 the Company’s business consisted of providing software applications and system integration services in The People’s Republic of China (“PRC”).  That business is now conducted by our wholly-owned subsidiary, HXT Holdings, Inc.  On July 30, 2007 we acquired all of the equity in Chaoyang Liaogang Special Steel Co., Ltd. (“Chaoyang Liaogang”), which is engaged in the business of manufacturing special steel in the PRC.  That business is carried on through our wholly-owned subsidiary, AWSG Sub, Inc.

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

Business of HXT Holdings, Inc.

We here incorporate by reference the text headed “Description of Business” contained at pages 1 through 30 of Amendment No. 3 to the Registration Statement on Form S-1 of HXT Holdings, Inc. (File No. 333-146796) filed on December 3, 2008.

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

Property of HXT Holdings, Inc.

We here incorporate by reference the text headed “Description of Property” contained at page 30  of Amendment No. 3 to the Registration Statement on Form S-1 of HXT Holdings, Inc. (File No. 333-146796) filed on December 3, 2008.

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of fiscal 2008.

5

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol “AWSH.”  The following table sets forth the bid prices quoted for our common stock during each quarterly period from October 2006 through September 30, 2008.  All prices have been adjusted to reflect the pro forma effect of the 1-for-45 reverse stock split implemented on October 10, 2007.

	Bid
Period:	High	Low

Oct. 1, 2006 – Dec. 31, 2006	$85.49	$11.25
Jan. 1, 2007 – Mar. 31, 2007	$26.10	$6.75
Apr. 1, 2007 – June 30, 2007	$11.25	$3.60
July 1, 2007 – Sept. 30, 2007	$14.85	$3.15

Oct. 1, 2007 – Dec. 31, 2007	$6.50	$4.88
Jan. 1, 2008 – Mar. 31, 2008	$4.88	$1.10
Apr. 1, 2008 – June. 30, 2008	$1.20	$0.75
July 1, 2008 – Sept. 30, 2008	$2.00	$0.75

(b)  Holders.  Our shareholders list contains the names of 400 registered stockholders of record of the Company’s Common Stock.  Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 400.

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

None.

(e) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2008.

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

Results of Operations

Chaoyang Liaogang commenced substantial production activity in the fall of 2006.  Through December 31, 2006 its revenues consisted only of sales of small amounts of steel incidental to its development activities.  Most of the $1,162,555 in revenue that Chaoyang Liaogang recorded for the year ended September 30, 2007 were realized in the three months ended June 30, 2007, when it made a large sale of special steel and one variety of die steel to one distributor, Shenyang Geshite Special Steel Co., Ltd., which is located nearby in the capital of Liaoning Province. In fiscal 2008, we developed other customers for our products.   For the year ended September 30, 2008 we realized $2,253,816 in revenue, compared to $ 1,162,555 that we realized in the year ended June 30, 2007.

 Chaoyang Liaogang’s gross margin for the year ended September 30, 2008 was 30.9%.  This ratio was substantially improved over the 25.2% gross margin we realized in the 2007 fiscal year, and was closer to the ratios realized by our industry.  Our gross margin remains less than optimal due to (a) our low sales volume, which leads to inefficiencies in the allocation of overhead expenses, and (b) the fact that we are using scrap steel for our primary raw material.  In recent years the international market price for scrap steel has increased several-fold, making the reworking of scrap steel less substantially less profitable than it was at the beginning of the current decade.  We expect our profit margins to increase significantly in the future, due to:

•	increased sales volume, which will lead to more efficient use of our facilities;
•	introduction of tungsten carbide steel into our sales, which we will be able to market at a higher mark-up over cost than our other steel products; and
•	acquisition of sources of iron ore, which will lower our cost of raw materials.

Our general and administrative expenses for the year ended September 30, 2008 increased by 20.6%, compared to the year ended September 30, 2007.  The primary reason for this year-to-year increase has been our efforts to bring our factory into full production, which involves increased staff expenses.  The secondary reason for the increase is the fact that we are now incurring the costs attendant to our status as a U.S. public company, which occurred in the summer of 2007.

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

During the year ended September 30, 2008 the operations of Shenzhen Hengtaifeng Technology Co., Ltd. suffered certain serious negative effects.  This caused management to review the value of the goodwill that it had recorded in connection with the acquisition of those operating assets.  Because of the poor financial condition and poor operating results of Shenzhen Hengtaifeng Technology Co., Ltd., management determined that the goodwill was impaired.  This resulted in an operating expense of $1,176,591.

After taking into account the impairment of goodwill, the Company’s operations during the year ended September 30, 2008 yielded a net pre-tax loss of $1,296,178.  Nevertheless, because Chaoyang Liaogang recorded income under Chinese accounting principles for the fiscal 2008, we recorded income tax of $70,861, despite our lack of income.  For the next several years, however, we will be entitled to substantial income tax abatements that the Chinese government affords to profitable foreign-owned enterprises.  We can only obtain those abatements by applying for them after we meet the necessary criteria.  As a result, our statement of operations will not reflect the effects of the abatements until some future date.

After taking income tax into account, the Company had a net loss from continuing operations of $1,367,039 for the fiscal year of 2008.  The operations of Shenzhen Hengtaifeng Technology Co., Ltd., however, which are accounted for as an “entity held for disposal,” realized a net loss of $2,109,483 for the 2008 fiscal year. (As a result of reverse merger accounting, the results of operations of Shenzhen Hengtaifeng Technology Co., Ltd. prior to the reverse merger on July 30, 2007 are not reported.)  Our company, therefore, reported a consolidated net loss of $3,476,522 for the year ended September 30, 2008.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income/loss and net comprehensive gain/loss.  The net income/loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the 2008 fiscal year the unrealized gain on foreign currency translations added $267,957 to our accumulated other comprehensive income.

Liquidity and Capital Resources

The development and operations of Chaoyang Liaogang have been funded to date primarily by capital contributions and loans from its shareholders, primarily Yang Kuidong.  As a result, at September 30, 2008 Chaoyang Liaogang had $961,666 in debt due to related party, most of which was owed to Mr. Yang.  Until we obtain a source of outside financing, we remain dependent on Mr. Yang as our primary source of working capital.

At September 30, 2008 Chaoyang Liaogang had working capital totaling $246,293, representing a $1,925,885 decrease of working capital since our last fiscal year ended on September 30, 2007. The greater portion of our working capital consists of inventory and advances to the suppliers that will provide us additional raw material inventory in the future, which reflects our expectation of increased business activity during fiscal 2009.  Chaoyang Liaogang currently has sufficient capital resources to carry on its business as it is currently constituted, particularly as we can rely on the capital resources of our Chairman.  However, our business plan calls for substantial capital investment over the next twelve months.  We intend to expand the capacity of our factory by investing approximately $4.5 million in new capital equipment, specifically:

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2008, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, described in Note 2 to the Consolidated Financial Statements, to record a total of $383,868 in provisions for uncollectible accounts.  This decision was based on our knowledge of the accounts and the difficulty we may face in collecting.

•
Our decision, described in Notes 2 and 5 to the Consolidated Financial Statements, to record a $450,141 provision for obsolete inventories.  This decision was based on fact that we have developed improvements in our manufacturing processes, which rendered inventory that we manufactured early in our operations as technologically obsolete.

•
Our decision, described in Note 8 to the Consolidated Financial Statements, to record a complete impairment of the goodwill that arose from the reverse acquisition of American Wenshen Steel Group.  This decision was based on our inability to find substantial support for the likelihood of discounted future cash flow from Shenzhen Hengtaifeng Technology Co., Ltd.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2008.

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

ITEM 7.                      FINANCIAL STATEMENTS

AMERICAN WENSHEN STEEL GROUP, INC., AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
American Wenshen Steel Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of the American Wenshen Steel Group, Inc. and Subsidiaries as of September 30, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the two years ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Wenshen Steel Group, Inc. and Subsidiaries as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the two years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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
December 30, 2008

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND 2007
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$105,719	$15,664
Accounts receivable, net	138,056	172,688
Other receivable, net	214,732	225,367
Inventory, net of reserve for obsolescence	541,270	130,663
Loan to related parties	-	388,136
Advance to suppliers	898,426	-
Other current assets	-	47,086
Current Assets of the entity held for disposal	255,036	2,017,773
Total Current Assets	2,153,239	2,997,377

Property, Plant & Equipment, net	537,133	564,308

Intangible Assets, net	552,291	580,557

Goodwill	-	1,176,591

Non-Current assets of the entity held for disposal	195,630	245,172

Total Assets	$3,438,293	$5,564,006

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expense	$218,075	$42,353
Other payable	85,315	80,390
Tax payable	162,117	87,219
Due to related party	961,666	323,035
Liability of the entity held for disposal	479,773	292,202
Total Current Liabilities	1,906,947	825,199

Stockholders' Equity
Preferred stock
Class A, authorized shares 1,000,000 $0.001 par value, 0 and 434,377 shares issued and outstanding as of September 30, 2008 and 2007 respectively	-	434
Class B, authorized shares 20,000,000, no par value; none outstanding	-	-
Common stock
$0.001 par value, 100,000,000 shares authorized 20,487,400 and 477,835 (post-split)shares issued and outstanding as of September 2008 and 2007 respectively	20,478	478
Additional paid-in capital	8,896,463	8,914,925
Other comprehensive income	902,850	634,893
Accumulated deficit	(8,288,445	(4,811,923)
Total Stockholders' Equity	1,531,346	4,738,807

Total Liabilities and Stockholders' Equity	$3,438,293	$5,564,006

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
	2008	2007

Net sales	$2,253,816	$1,162,555

Cost of sales	1,556,008	868,755

Gross profit	697,808	293,800

Operating expenses
Selling and marketing	15,367	-
General and administrative	801,533	664,592
Impairment of Goodwill	1,176,591	-
Total operating expenses	1,993,491	664,592

Loss from operations	(1,295,683)	(370,792)

Non-operating expenses
Other expenses	495	9,553
Net loss from continuing operations before income tax	(1,296,178)	(380,345)

Income tax	70,861	34,821

Net loss from continuing operations	(1,367,039)	(415,166)

Loss from entity held for disposal	(2,109,483)	(180,124)

Net Loss	(3,476,522)	(595,290)

Other Comprehensive Income (loss)
Foreign currency translation gain	267,957	505,189

Net comprehensive loss	$(3,208,565)	$(90,101)

Net loss per share from continuing operations	$(0.07)	$(0.87)
Net loss per share from entity held for disposal	$(0.10)	$(0.38)
Basic & Diluted Loss per share	$(0.17)	$(1.25)

Basic and dilutive weighted average shares outstanding	20,477,835	477,835

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC.
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,476,522)	$(595,290)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	170,210	151,463
Bad debt	229,216	127,113
Reserve for inventory	60,555	342,943
Stock option expenses	1,104	-
Impairment of goodwill	1,176,591	-
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	47,760	(140,012)
Other receivable	(149,260)	(90,264)
Inventories	(440,637)	(64,601)
Other current assets	(855,173)	86,697
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	176,930	(43,012)
Other payable	(18,521)	746
Tax payable	67,345	84,627
Net cash used in operating activities from continuing operations	(3,010,401)	(139,589)
Net cash provided by operating activities of entity held for disposal	2,031,689	249,980
Net cash provided by (used in) operating activities	(978,712)	110,391

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,698)	(35,044)
Net cash used in investing activities from continuing operations	(3,698)	(35,044)
Net cash provided by (used in) investing activities of entity held for disposal	77,794	(69,856)
Net cash provided by (used in) investing activities	74,096	(104,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan advanced	-	(345,597)
Payment to return loans from related parties	989,264	(122,763)
Net cash provided by/(used in) financing activities from continuing operations	989,264	(468,360)
Net cash provided by (used in) financing activities of entity held for disposal	-	-
Net cash provided by (used in) financing activities	989,264	(468,360)

Effect of exchange rate on cash & cash equivalent	5,407	11,836

Net increase (decrease) in cash & cash equivalents	90,055	(451,035)

Cash & cash equivalents - beginning of year	15,664	466,699

Cash & cash equivalents - end of year	$105,719	$15,664

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of preferred stock for reverse merger	$-	$130,313,100
Deemed dividend on distribution of assets before reverse acquisition	$-	$4,003,844

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

						Accumulated		Total
	Preferred Stock		Common Stock	Capital	Additional	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	stock	Paid in Capital	Income	deficit	equity
Balance September 30, 2006	434,377	$434	-	$847,002	$4,953,770	$129,704	$(212,790)	$5,717,686

Deemed Dividend (before reverse acquisition)	-	-	-	-	-	-	(4,003,844)	(4,003,844)

Recapitalization on Reverse Acquisition	-	-	477,835	-846,524	3,961,155	-	-	3,114,631

Foreign currency translation gain	-	-	-	-	-	505,189	-	505,189

Net loss	-	-	-	-	-	-	(595,290)	(595,290)

Balance September 30, 2007	434,377	434	477,835	478	8,914,925	634,893	(4,811,923)	4,738,807

Issuance of common stock in lieu of preferred stock	(434,377)	(434)	20,000,000	20,000	(19,566)	-	-	-

Employee stock options	-	-	-	-	1,104	-	-	1,104

Foreign currency translation gain	-	-	-	-	-	267,957	-	267,957

Net loss	-	-	-	-	-	-	(3,476,522)	(3,476,522)

Balance September 30, 2008	-	$-	20,477,835	$20,478	$8,896,463	$902,850	$(8,288,445)	$1,531,346

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

GOING CONCERN :

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2008, the Company had incurred cumulative losses of $8,288,445 including net losses from continuing operations of $1,367,039 for the year ended September 30, 2008.

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

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

Foreign currency translation
The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2008 and September 30, 2007, the cumulative translation adjustment of $902,850 and $634,893, respectively, was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the years ended September 30, 2008 and 2007, accumulated other comprehensive income was $267,957 and $505,189, respectively.

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

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $383,868 and $93,339 as of September 30, 2008 and September 30, 2007, respectively.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management compares the cost of inventories with market value and an allowance is provided for the difference between recorded and market values.  At September 30, 2008 and 2007, management accounted an obsolescence reserve on inventories of $450,141 and 353,039, respectively.

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

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

 The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized

Statement of Cash Flows

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

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

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

In May 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates that the GAAP hierarchy should reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The Company does not believe this pronouncement will impact its financial statements.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

NOTE 4. INVENTORY

Inventories as of September 30, 2008 and 2007 consist of the following:

	2008	2007
Raw Material	$603,377	$436,688
Finish Goods	7,926	24,228
Work in progress	380,108	22,786
	991,411	483,702
Less: Reserve for obsolescence	(450,141)	(353,039)
Total	$541,270	$130,663

NOTE 5.  OTHER RECEIVABLE

Other Receivables as of September 30, 2008 and 2007 are as summarized below:

	2008	2007
Loans receivable (interest free, unsecured and due on demand)	$241,535	$218,877
Deposits	16,951	15,361
Others	217,825	28,645
	476,311	262,883
Less : Allowance for Doubtful Debts	(261,579)	(37,516)
Total	$214,732	$225,367

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 6.  PROPERTIES AND EOUIPMENT

The balance of Company property and equipment as of September 30, 2008 and 2007 are summarized as follows:

	2008	2007

Office Equipment	$21,171	$17,746
Building	375,749	340,500
Production Equipment	214,359	193,680
Vehicles	165,283	148,286

	776,562	700,212

Less: Accumulated depreciation	(239,429)	(135,904)

Property and equipment, net	$537,133	$564,308

The Company incurred depreciation expenses for the years ended September 30, 2008 and 2007 are $85,626 and $73,676, respectively.

NOTE 7.  INTANGIBLE ASSETS - PATENTS

There are five patents that have been acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At September 30, 2008, the net amount of the Patents was $552,291 after considering the accumulated amortization of $331,375.  At September 30, 2007, the net amount of the Patents was $580,557 after considering the accumulated amortization of $220,211.  The amortization expense was $84,584 & $77,787 and for the years ended September 30, 2008 & 2007 respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

Year ended September 30,	Amount
2009	$70,487
2010	70,487
2011	70,487
2012	70,487
2013	70,487

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 8.  GOODWILL

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

The calculation of goodwill is as follows:

Fair value of the assets of China software & HXT Holdings as of the acquisition date :

Current assets	$2,117,436
Fixed Assets	125,083
Intangible Assets	126,048
2,368,567
Current Liabilities	(319,772)
Fair value of Net Assets	2,048,796

Fair value of the stock outstanding of China Software as of the acquisition date	3,225,386
477,835 post split shares of common stock @ FMV $6.75 (split adjusted)

Goodwill	$1,176,591

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of goodwill in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets".  Based on its assessment, the Company determined that goodwill resulting from the reverse acquisition of American Wenshen Steel Group, Inc. amounted to $1,176,591 is fully impaired as of September 30, 2008.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

The following is the proforma financial information of the Company assuming the transaction had been consummated at the beginning of the fiscal year ended September 30, 2007:

For the year
Ended September 30,
2007
(Unaudited)
Statement of Operations:
Revenues	$1,162,555
Cost of Sales	868,755
Gross Profit	293,800

Operating Expenses	650,101

Income (loss) from operations	(356,301)

Other income and (expenses)	(44,374)

Net Income (loss) from continuing operations	$(400,675)

Net Income (loss) from entity held for disposal	$(263,354)

Net Income (loss)	$(664,029)

Earnings Per Share:
Basic	$(1.39)
Diluted	$(1.39)

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued expenses as of September 30, 2008 and 2007 are as follows:

	2008	2007

Accounts payable	$198,363	$16,434
Accrued Expenses	19,712	25,919
Total	$218,075	$42,353

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 10.  DUE TO RELATED PARTIES

Due to Related Parties was $961,666 and $323,035 as of September 30, 2008 and 2007 respectively.  The loan is interest free, due on demand and unsecured.

NOTE 11.  SHAREHOLDERS’ EQUITY

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

During the year ended September 30, 2008, the Company cancelled the preferred stock of 434,377 shares issued upon the reverse acquisition. The company issued 20million shares of common stock in exchange for the preferred stock.

NOTE 12  STOCK OPTIONS

The stock options summary for the year ended September 30, 2008 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :-

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, September 30, 2007	240	$43.20	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2008	240	$43.20	$-

Following is a summary of the status of options outstanding at September 30, 2008:

Outstanding Options				Exercisable Options
Exercise Price	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$43.20	240	1.44	$43.20	240	$43.20

Primarily as a result of adopting SFAS No. 123R, the Company recognized $1,104 in share-based compensation expense for the year ended September 30, 2008. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 13 STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company reserved $0 to the Statutory surplus reserve for years ended September 30, 2008 and 2007 on account of net loss in the year ended September 30, 2008 and 2007.

NOTE 14 - ENTITY HELD FOR DISPOSAL

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

The components of loss from operations related to the entity held for disposal for the year ended September 30, 2008 and for the period from July 30, 2007 through September 30, 2007 are shown below.

	2008	2007
Net sales	$682,110	$425,053

Cost of sales	154,220	275,282

Gross profit	527,890	149,771

Operating expenses
Selling expenses	756,141	34,283
Research & development expenses	469,527	79,649
General and administrative	1,483,425	231,014
Total operating expenses	2,709,093	344,946

Loss from operations	(2,181,203)	(195,175)

Non-operating expenses
Other income	37,596	6,990
Interest income	34,124	8,060

Net Loss before income tax	(2,109,483)	(180,124)

Provision for Income tax	-	-

Net loss from entity held for disposal / spin off	$(2,109,483)	$(180,124)

Assets and liabilities for the entity held for disposal as of September 30, 2008 and 2007 are as follows:

	2008	2007
Assets
Cash and cash equivalents	$6,873	$81,828
Account receivable, net	143,400	399,127
Other receivable	30,637	122,148
Inventory	55,278	474,944
Loan receivable	-	478,444
Other current assets	18,848	461,283
Total Current assets	255,036	2,017,774

Property, Plant & Equipment, net	195,630	245,172
Total Non-Current Assets	195,630	245,172

Liabilities
Account payable and accrued expenses	92,321	33,070
Unearned revenue	30,415	5,615
Other payable	357,037	253,517
Total Liabilities	479,773	292,202

Net Asset (Liability) Held for Disposal/Spin-Off	$(29,107)	$1,970,743

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 15 – MAJOR CUSTOMERS & VENDORS

Four customers provided 41%, 18%, 13% and 12% of the Company’s revenue for the year ended September 30, 2008  for an aggregate percentage of 83%. At September 30, 2008, the Company had $ 105,564 of accounts receivable due from these customers.

Two customers provided 54% and 30% of the Company’s revenue for the year ended September 30, 2007  for an aggregate percentage of 84%. At September 30, 2007, the Company had $ 146,837 of accounts receivable due from these customers.

For the year ended September 30, 2008, two vendors provided 44% of the Company’s inventory purchase.  As of September 30, 2008, the Company had $0 in accounts payable to the vendor.

For the year ended September 30, 2007, one vendor which owned by an officer provided 70% of the Company’s inventory purchase.  As of September 30, 2007, the Company had $294,566 in accounts payable to the vendor.

NOTE 16  INCOME TAXES

The Company through its subsidiary: Chaoyang Liaogang, is governed by the Income Tax Laws of the PRC.  Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of September 30, 2008.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.  Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs.

The following is a reconciliation of income tax expense:

September 30, 2007	U.S.	PRC	Total
Current	$0	$34,821	$34,821
Deferred	-	-	-
Total	$0	$34,821	$34,821

September 30, 2008	U.S.	PRC	Total
Current	$0	$70,861	$70,861
Deferred	-	-	-
Total	$0	$70,861	$70,861

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	9-30-2007	9-30-2008

US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	33%	25%
Permanent Differences according to	-24%	-20%
the PRC Income Tax Rules (Bad debts)
Effective rate	9%	5%

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.                                CONTROLS AND PROCEDURES.

 (a)           Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a. Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b. Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in Liaoning Province in the People’s Republic of China.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Liaoning office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

c. Lack of independent control over related party transactions.  Yang Kuidong and his spouse, Zhang Liwei, are two of the three members of our Board of Directors and are the Chief Executive Officer and Chief Financial Officer, respectively, of American Wenshen Steel Group.  The third member of our Board is an employee of our operating subsidiary.  From time to time Mr. Yang has made loans and capital contributions to finance the operations of Chaoyang Liaogang. The absence of independent directors to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.                                OTHER INFORMATION.

None.

PART III

ITEM 9.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are the members of American Wenshen’s Board of Directors and its executive officers.

Name	Age	Position with the Company	Director Since
Yang Kuidong	40	Chairman, Chief Executive Officer	2007
Zhang Liwei	34	Chief Financial Officer, Director	2007
Xiao Zhiquan	43	Vice President - Marketing, Director	2007

                All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

Yang Kuidong has over ten years experience in the specialty steel business.  Since 2004 he has served as Chairman of the Board of Chaoyang Liaogang.  From 1997 to 2004, Mr. Yang was a director of Shenyang Dongyu Special Steel Co., Ltd., and Chairman of the Board for the last two years of his tenure.  From 1990 to 1997 Mr. Yang was employed by Beiman Special Steel Company in the departments of iron and steel materials and electric cookers.  In 1990 Mr. Yang graduated from Harbin College of Physical Education.  Mr. Yang is married to Zhang Liwei, the Company’s Chief Financial Officer and a member of the Board of Directors.

Zhang Liwei has been employed as Deputy General Manager – Finance by Chaoyang Liaogang since 2004.  From 2003 to 2004, Ms. Zhang was Deputy General Manager – Finance for Shenyang Dongyu Special Steel Co., Ltd.    Ms. Zhang is married to Yang Kuidong, the Company’s Chief Executive Officer and a member of the Board of Directors.

Xiao Zhiquan has been employed as Deputy General Manager – Sales by Chaoyang Liaogang since 2004.  From 2001 to 2004 Mr. Xiao served as Chairman and Chief Executive Officer of Dalian Zhengdao Bio-tech Engineering Co., Ltd.

Management of HXT Holding, Inc.

We here incorporate by reference the text headed “Directors and Executive Officers, Promoters and Control Persons” contained at pages 40 and 41 of Amendment No. 3 to the Registration Statement on Form S-1 of HXT Holdings, Inc. (File No. 333-146796) filed on December 3, 2008.

Nominating and Audit Committee

The Board of Directors does not have an audit committee or a nominating committee, due to the small size of the Board.  The Board also does not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.  The members of the Board expect to recruit an audit committee financial expert to join the Board during 2009.

Code of Ethics

The Board of Directors has not adopted a Code of Ethics applicable to management personnel, due to the small size of management.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2008.

ITEM 10.                                EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by American Wenshen and its subsidiaries to Yang Kuidong, its Chief Executive Officer.  There were no other executive officers whose total salary and bonus for the fiscal year ended September 30, 2008 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yang Kuidong	2008	$10,000	0	0	0	0
	2007	$10,000	0	0	0	0
	2006	$10,000	0	0	0	0

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended September 30, 2008 and those options held by him on September 30, 2008.

Option Grants in the Last Fiscal Year
					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Yang Kuidong	0	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended September 30, 2008 and held by him unvested at September 30, 2008.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Yang Kuidong	0	--

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of September 30, 2008.

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

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

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

3-b(1) Amendment to Bylaws – filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 11, 2007 and incorporated herein by reference.

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

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Company, Inc.  billed $55,000 to the Company for professional services rendered for the audit of our fiscal 2008 financial statements.  Kabani & Company, Inc.  billed $50,000  to the Company for professional services rendered for the audit of our fiscal 2007 financial statements.

Audit-Related Fees

Kabani & Company, Inc. billed $0 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.  Kabani & Company, Inc. billed $0 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.

Tax Fees

Kabani & Company, Inc.  billed $0 to the Company during fiscal 2008 and $0 during fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kabani & Company, Inc. billed $0  to the Company in fiscal 2008 and $0 in fiscal 2007 for services not described above.

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

AMERICAN WENSHEN STEEL GROUP, INC.

By:/s/ Yang Kuidong
      Yang Kuidong, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on January 13, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Yang Kuidong	Director, Chief Executive Officer
Yang Kuidong
/s/ Zhang Liwei	Director, Chief Financial Officer
Zhang Leiwei
/s/ Xiao Zhiquan	Director
Xiao Zhiquan