Form 10-Q
period 2008-12-31
American Wenshen Steel Group, Inc.
filed 2009-02-23
CIK 1085104

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____

Commission File No. 0-30058

AMERICAN WENSHEN STEEL GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware	04-2621506
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc., 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes  X                    No __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___       Accelerated filer  ____      Non-accelerated filer  ___      Small reporting company _X_

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
February 20, 2009
Common Stock:  20,478,400 shares

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2008	September 30, 2008
ASSETS

Current Assets
Cash and cash equivalents	$122,653	$105,719
Accounts receivable, net	110,219	138,056
Other receivable, net	211,628	214,732
Inventory, net of reserve for obsolescence	573,138	541,270
Advance to suppliers	293,264	898,426
Current assets of the entity held for disposal	414,103	255,036
Total Current Assets	1,725,005	2,153,239

Property, Plant & Equipment, net	512,219	537,133

Intangible Assets, net	527,666	552,291

Non-Current assets of the entity held for disposal	177,474	195,630

Total Assets	$2,942,364	$3,438,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expense	$220,015	$218,075
Other payable	76,699	85,315
Tax payable	158,276	162,117
Due to related party	971,728	961,666
Liabilities of the entity held for disposal	774,319	479,773
Total Current Liabilities	2,201,037	1,906,947

Stockholders' Equity
Preferred stock
Class A, authorized shares 1,000,000 $0.001 par value, none outstanding	-	-
Class B, authorized shares 20,000,000, no par value; none outstanding	-	-
Common stock
$0.001 par value, 100,000,000 shares authorized, 20,487,400 (post-split)sharess issued and outstanding	20,478	20,478
Additional paid-in capital	8,896,739	8,896,463
Other comprehensive income	893,441	902,850
Accumulated deficit	(9,069,331)	(8,288,445)
Total Stockholders' Equity	741,327	1,531,346

Total Liabilities and Stockholders' Equity	$2,942,364	$3,438,293

The accompanying notes are an integral part of these consolidated financial statements

AMERIAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO.,LTD)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month ended
	December 31,
	2008	2007

Net sales	$73,022	$183,497

Cost of sales	82,007	73,219

Gross profit	(8,985)	110,278

Operating expenses
Selling and marketing	6,847	-
General and administrative	611,645	140,017
Total operating expenses	618,493	140,017

Loss from operations	(627,478)	(29,738)

Non-operating expenses
Other expenses	27	102
Net loss from continuing operations before income tax	(627,504)	(29,841)

Income tax	-	35,516

Net loss from continuing operations	(627,504)	(65,357)

Loss from entity held for disposal	(153,381)	(271,142)

Net Loss	(780,886)	(336,499)

Other Comprehensive Income (loss)
Foreign currency translation gain (loss)	(9,409)	87,112

Net comprehensive loss	$(790,295)	$(249,388)

Net loss per share from continuing operations	$(0.03)	$(0.01)
Net loss per share from entity held for disposal	$(0.01)	$(0.03)
Basic & Diluted Loss per share*	$(0.04)	$(0.03)

Basic and dilutive weighted average shares outstanding*	20,477,835	10,663,355

*Basic and diluted shares are the same because there is no anti dilutive effect

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC.
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(780,886)	$(336,499)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	44,221	40,489
Bad debt	567,735	96,813
Stock option expenses	276	276
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	47,130	(79,677)
Other receivable	(816)	(2,114)
Inventories	(34,366)	14,344
Other current assets	2,771	13,531
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	2,880	14,362
Other payable	(1,342)	29,257
Tax payable	(3,059)	41,281
Net cash used in operating activities from continuing operations	(155,457)	(167,938)
Net cash provided by operating activities of entity held for disposal	272,781	254,488
Net cash provided by (used in) operating activities	117,324	86,550

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(883)
Net cash used in investing activities from continuing operations	-	(883)
Net cash provided by (used in) investing activities of entity held for disposal	(119,400)	16,654
Net cash provided by (used in) investing activities	(119,400)	15,771

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to return loans from related parties	19,470	(84,484)
Net cash provided by/(used in) financing activities from continuing operations	19,470	(84,484)
Net cash provided by (used in) financing activities of entity held for disposal	-	-
Net cash provided by (used in) financing activities	19,470	(84,484)

Effect of exchange rate on cash & cash equivalent	(460)	699

Net increase in cash & cash equivalents	16,934	18,536

Cash & cash equivalents - beginning of year	105,719	15,664

Cash & cash equivalents - end of year	$122,653	$34,200

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2008, the Company had incurred cumulative losses of $9,069,331 including net losses from continuing operations of $780,886 for the three months ended December 31, 2008.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2008, towards (i) obtaining additional equity and debt financing and (ii) evaluation of its distribution and marketing methods.

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

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2008. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries American Wenshen, Liaoning Wenshen and Chaoyang Liaogang Steel Co. All significant inter-company accounts and transactions have been eliminated.

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2008 and September 30, 2008, the cumulative translation adjustment of $893,441 and $902,850, respectively, was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the three months ended December 31, 2008 and 2007, accumulated other comprehensive income (loss) was $(9,409) and $87,112, respectively.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $345,367 and $383,868 as of December 31, 2008 and September 30, 2008, respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management compares the cost of inventories with market value and an allowance is provided for the difference between recorded and market values. At December 31, 2008 and September 30,  2008, management accounted an obsolescence reserve on inventories of $0 and $450,141, respectively.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible Assets

The Company evaluates intangible assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss

Impairment of Long-Lived Assets

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

Revenue Recognition

In accordance with SAB 104, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

NOTE 4. INVENTORY

Inventories as of December 31, 2008 and September 30, 2008 consist of the following:

	December 31, 2008	September 30, 2008
Raw Material	$185,728	$603,377
Finish Goods	7,888	7,926
Work in progress	379,522	380,108
	573,138	991,411
Less: Reserve for obsolescence	-	(450,141)
Total	$573,138	$541,270

NOTE 5.  OTHER RECEIVABLE

Other Receivables as of December 31, 2008 and September 30, 2008 are as summarized below:

	December 31, 2008	September 30, 2008
Loans receivable (interest free, unsecured and due on demand)	$203,379	$241,535
Deposits	16,870	16,951
Others	251,708	217,825
	471,957	476,311
Less : Allowance for Doubtful Debts	(260,329)	(261,579)
Total	$211,628	$214,732

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 6.  PROPERTIES AND EOUIPMENT

The balance of Company property and equipment as of December 31, 2008 and September 30, 2008 is summarized as follows:

	December 31, 2008	September 30, 2008
Office Equipment	$21,070	$21,171
Building	373,954	375,749
Production Equipment	213,334	214,359
Vehicles	164,494	165,283

	772,852	776,562

Less: Accumulated depreciation	(260,633)	(239,429)

Property and equipment, net	$512,219	$537,133

The Company incurred depreciation expenses for the three months ended December 31, 2008 and 2007 are $22,291 and $20,337, respectively.

NOTE 7.  INTANGIBLE ASSETS – PATENTS

There are five patents that have been acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At December 31, 2008, the net amount of the Patents was $527,666 after considering the accumulated amortization of $351,777. At September 30, 2008, the net amount of the Patents was $552,291 after considering the accumulated amortization of $331,375. The amortization expense was $21,930 & $20,152 and for the three months ended December 31, 2008 & 2007 respectively.

Amortization expense for the Company’s intangible assets over the next five years after December 31, 2008 is estimated to be:

Amount
2010	$87,720
2011	$87,720
2012	$87,720
2013	$87,720
2014	$87,720

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

Fair value of the assets of China software & HXT Holdings as of the acquisition date:
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

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued expenses as of December 31, 2008 and September 30, 2008 are as follows:

	December 31, 2008	September 30, 2008

Accounts payable	$200,302	$198,363
Accrued Expenses	19,712	19,712
Total	$220,015	$218,075

NOTE 10.  DUE TO RELATED PARTIES

Due to Related Parties was $971,728 and $961,666 as of December 31, 2008 and September 30, 2008, respectively. The loan is interest free, due on demand and unsecured.

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

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 12  STOCK OPTIONS

The stock options summary for the three months period ended December 31, 2008 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, September 30, 2008	240	$43.20	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	240	$43.20	$-

Following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Options				Exercisable Options
Exercise Price	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$43.20	240	1.19	$43.20	240	$43.20

Primarily as a result of adopting SFAS No. 123R, the Company recognized $276 in share-based compensation expense for the three month ended December 31, 2008. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

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

In accordance with the Chinese Company Law, the Company reserved $0 to the Statutory surplus reserve for three months ended December 31, 2008 and 2007 on account of net loss in the three months ended December 31, 2008 and 2007.

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

The components of loss from operations related to the entity held for disposal for the three months ended December 31, 2008 and 2007 are shown below:

	2008	2007
Net sales	$154,232	$338,155

Cost of sales	275	123,148

Gross profit	153,957	215,007

Operating expenses
Selling expenses	77,253	151,442
Research & development expenses	115,862	139,043
General and administrative	114,689	198,106
Total operating expenses	307,804	488,591

Loss from operations	(153,847)	(273,584)

Non-operating expenses
Other income(loss)	322	1,315
Interest income	143	1,127

Net Loss before income tax	(153,381)	(271,142)

Provision for Income tax	-	-

Net loss from entity held for disposal / spin off	$(153,381)	$(271,142)

Assets and liabilities for the entity held for disposal as of December 31, 2008 and September 30, 2008 are as follows:

		December 31, 2008	September 30, 2008
Assets
	Cash and cash equivalents	$125,870	$6,873
	Account receivable, net	77,434	143,400
	Other receivable	42,348	30,637
	Inventory	143,434	55,278
	Other current assets	25,018	18,848
	Total Current Assets	414,103	255,036

	Property, Plant and Equipment, net	177,474	195,630
	Total Non-Current Assets	177,474	195,630

Liabilities
	Account payable and accrued expenses	129,385	92,321
	Unearned revenue	49,988	30,415
	Other payable	594,946	357,037
	Total Liabilities	774,319	479,773

Net Liability Held for Disposal/Spin-Off		$(182,742)	$(29,107)

AMERICAN WENSHEN STEEL GROUP, INC.. AND SUBSIDIARIES
(FORMERLY CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

NOTE 15 – MAJOR CUSTOMERS AND VENDORS

Three customers provided 60%, 23%, and 17% of the Company’s revenue for the three months  ended December 31, 2008  for an aggregate percentage of 100%. At December 31, 2008, the Company had $ 58,693 of accounts receivable due from these customers.

For the three months ended December 31, 2008, two vendors provided 91% of the Company’s inventory purchase.  As of December 31, 2008, the Company had $30,166 in accounts payable to the vendor.

NOTE 16   INCOME TAXES

The Company through its subsidiary: Chaoyang Liaogang, is governed by the Income Tax Laws of the PRC.  Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of December 31, 2008.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replace d the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The ne w standard EIT rate of 25% replace d the 33% rate previously applicable to both DES and FIEs.

The following is a reconciliation of income tax expense:

December 31, 2007	U.S.	PRC	Total
Current	$-	$35,516	$35,516
Deferred	-	-	-
Total	$-	$35,516	$35,516

December 31, 2008	U.S.	PRC	Total
Current	$-	$-	$-
Deferred	-	-	-
Total	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	12-31-2008	12-31-2007

US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	25%	33%
Effects of Temporary Differences (Bad debts)	-%	86%
Income tax exemption due to loss	-25%	-%
Effective rate	-%	119%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Forward Looking Statements

               This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Classification of HXT Holdings, Inc.

American Wenshen Steel Group owns two operating subsidiaries:  Chaoyang Liaogang, which carries on its specialty steel operations, and Shenzhen Hengtaifeng Technology Co., Ltd., which carries on its computer systems operations.  Shenzhen Hengtaifeng Technology Co., Ltd. is owned by HXT Holdings, Inc., a subsidiary of American Wenshen Steel Group.  HXT Holdings has filed a registration statement with the Securities and Exchange Commission in contemplation of a distribution by American Wenshen Steel Group of its shares in HXT Holdings.  For that reason, on the financial statements in this report, HXT Holdings and its subsidiaries have been categorized as an “entity held for disposal;” its net assets have been recorded on our balance sheet as “Assets of the entity held for disposal;” and the results of its operations have been recorded as an extraordinary item labeled “loss from entity held for disposal.’  The remainder of the financial statements reflects the assets and liabilities and results of operations of Chaoyao Liaogang.

Results of Operations

Chaoyang Liaogang commenced substantial production activity in the fall of 2006.  Through December 31, 2006 its revenues consisted only of sales of small amounts of steel incidental to its development activities.  Most of the $1,162,555 in revenue that Chaoyang Liaogang recorded for the year ended September 30, 2007 were realized in the three months ended June 30, 2007, when it made a large sale of special steel and one variety of die steel to one distributor, Shenyang Geshite Special Steel Co., Ltd., which is located nearby in the capital of Liaoning Province. In fiscal 2008, we developed other customers for our products, and revenue increased to $2,253,816 for the year. Since June 30, 2008, however, our business activities have been nominal. Net revenues for the quarter ended December 31, 2008 were $73,022, a decrease of 60% as compared to the quarter ended December 31, 2007. The global economic slowdown has hindered our effects to establish a position in the special steel market.

Three customers provided 60%, 23%, and 17% of the Company’s revenue for the three months ended December 31, 2008 for an aggregate percentage of 100%. At December 31, 2008, the Company had $ 58,693 of accounts receivable due from these customers. For the three months ended December 31, 2008, two vendors provided 91% of the Company’s inventory purchase.  As of December 31, 2008, the Company had $30,166 in accounts payable to the vendor.

During the forth quarter of 2008, we witnessed some business interruptions as a result of Beijing Olympics. From July through September, the Chinese government imposed restrictions to limit the transport of goods. Our operations were negatively impacted due to these restrictions. In November 2008, however, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering domestic economic activity. The two-year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. We expect to see a benefit to the Chinese economy from this stimulus program. However in the short-term, it remains to be seen whether domestic consumption can compensate for slower export growth, and the impact this will have on our revenues through the balance of this year.

Chaoyang Liaogang’s gross profit for the quarter ended December 31, 2008 was ($8,985). This represented a substantially decline as compared to the $110,278 gross profit we realized in the same period of 2007, as a result of our poor sales. Our gross margin remains less than optimal due to (a) our low sales volume, which leads to inefficiencies in the allocation of overhead expenses, and (b) the fact that we are using scrap steel for our primary raw material. In recent years the international market price for scrap steel has increased several-fold, making the reworking of scrap steel less substantially less profitable than it was at the beginning of the current decade. We expect our profit margins to increase significantly in the future, due to:

(a)	increased sales volume, which will lead to more efficient use of our facilities;
(b)	introduction of tungsten carbide steel into our sales, which we will be able to market at a higher mark-up over cost than our other steel products; and
(c)	acquisition of sources of iron ore, which will lower our cost of raw materials.

Our operating expenses increased by 342% from the three months ended December 31, 2007 to the three months ended December 31, 2008. The primary reason for this period-to-period increase was the recognition during the recent quarter of a bad debt expense of $567,735. This arose from an advance we made to a potential supplier that we were unable to utilize due to our low sales activity.

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

During the three months ended December 31, 2008 the operations of Shenzhen Hengtaifeng Technology Co., Ltd. also suffered negative effects. Net loss reported from Shenzhen Hengtaifeng Technology Co., Ltd., which are accounted for an “entity held for disposal,” for the three months ended December 31, 2008 was $153,381.

The Company’s operations during the three months ended December 31, 2008 yielded a net loss of $627,504. Our company, therefore, reported a consolidated net loss of $780,886 for the three month period ended December 31, 2008. For the three months ended December 31, 2007, we realized a net loss from continuing operations of $65,357. Nevertheless, because Chaoyang Liaogang recorded income under Chinese accounting principles for the three months ended December 31, 2007, we recorded income tax of $35,516, despite our lack of income. For the three months ended December 31, 2008, however, we were entitled to substantial income tax abatements that the Chinese government affords to profitable foreign-owned enterprises. We can only obtain those abatements by applying for them after we meet the necessary criteria. As a result, our statement of operations will not reflect the effects of the abatements until some future date.

Our business operates entirely in Chinese Renminbi, but we will report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income/loss and net comprehensive gain/loss. The net income/loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended December 31, 2008, we reported foreign currency translation loss of $9,409.

Liquidity and Capital Resources

At December 31, 2008 Chaoyang Liaogang had a working capital deficit of ($476,032), representing a depletion of working capital. The poor working capital level resulted primarily from the write off of a $567,735 advance to supplier and the fact that our cost of good sold exceeded our revenue during the three-month period. Because the selling price is under significant pressures due to the current economic slowdown, most of the revenue we realized for the quarter ended December 31, 2008 was from the sales of our inventories that were manufactured at a higher cost level.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

               Evaluation of Disclosure Controls and Procedures.

              Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by American Wenshen Steel Group, Inc. in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information American Wenshen Steel Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that American Wenshen Steel Group’s system of disclosure controls and procedures was effective as of December 31, 2008 for the purposes described in this paragraph.

               Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during American Wenshen Steel Group’s first fiscal quarter that has materially affected or is reasonably likely to materially affect American Wenshen Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

               The company is not party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

               (c) Unregistered sales of equity securities

               None.

               (e) Purchases of equity securities

               The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5. OTHER INFORMATION

               None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WEHNSHEN STEEL GROUP, INC.

Date: February 23, 2009	By: /s/ Yang Kuidong
Yang Kuidong, Chief Executive Officer

By: /s/ Zhang Liwei
Zhang Liwei, Chief Financial Officer