Form 10-Q
period 2009-03-31
American Wenshen Steel Group, Inc.
filed 2009-05-14
CIK 1085104

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____

Commission File No. 0-30058

AMERICAN WENSHEN STEEL GROUP, INC.
(Name of Small Business Issuer in its Charter)

Delaware	04-2621506
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc., 100 Wall Street, 15 th  Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes   X                     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___ No _____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___         Accelerated filer  ____        Non-accelerated filer  ___        Smaller reporting company _ X _

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 14, 2009
Common Stock:  20,478,400 shares

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	26

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	September 30, 2008
ASSETS

Current Assets
Cash and cash equivalents	$31,791	$105,719
Accounts receivable, net	38,079	138,056
Other receivable, net	209,902	214,732
Inventory, net of reserve for obsolescence	654,055	541,270
Advance to suppliers	292,275	898,426
Current assets of the entity held for disposal	-	255,036
Total Current Assets	1,226,102	2,153,239

Property, Plant & Equipment, net	488,218	537,133

Intangible Assets, net	503,973	552,291

Non-Current assets of the entity held for disposal	-	195,630

Total Assets	$2,218,293	$3,438,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expense	$246,392	$218,075
Other payable	73,955	85,315
Tax payable	146,124	162,117
Due to related party	901,239	961,666
Liabilities of the entity held for disposal	-	479,773
Total Current Liabilities	1,367,710	1,906,947

Stockholders' Equity
Preferred stock
Class A, authorized shares 1,000,000 $0.001 par value, none outstanding	-	-
Class B, authorized shares 20,000,000, no par value; none outstanding	-	-
Common stock
$0.001 par value, 100,000,000 shares authorized, 20,487,400 (post-split)sharess issued and outstanding	20,478	20,478
Additional paid-in capital	9,029,058	8,896,463
Other comprehensive income	889,723	902,850
Accumulated deficit	(9,088,676)	(8,288,445)
Total Stockholders' Equity	850,583	1,531,346

Total Liabilities and Stockholders' Equity	$2,218,293	$3,438,293

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	For the three month periods ended March 31,		For the six month periods ended March 31

	2009	2008	2009	2008

Net sales	$28,352	$426,753	$101,374	$610,250

Cost of sales	36,888	276,564	118,895	349,783

Gross profit	(8,535)	150,189	(17,520)	260,467

Operating expenses
Selling and marketing	5,298	2,637	12,145	2,637
General and administrative	55,782	734,470	667,427	874,487
Total operating expenses	61,080	737,107	679,572	877,124

Loss from operations	(69,616)	(586,918)	(697,093)	(616,657)

Non-operating expenses
Other expense	4	109	31	211

Net Loss from continuing operations before income tax	(69,620)	(587,027)	(697,124)	(616,868)

Income tax	-	570	-	36,086

Net loss from continuing operations	(69,620)	(587,597)	(697,124)	(652,954)

Income (Loss) from entity spun off	50,274	(138,769)	(103,107)	(409,911)

Net Loss	(19,345)	(726,366)	(800,230)	(1,062,865)

Other Comprehensive Income
Foreign currency translation gain	(3,718)	110,780	(13,127)	197,892

Net comprehensive Loss	$(23,063)	$(615,586)	$(813,357)	$(864,973)

Net Loss per share from continuing operations	$(0.003)	$(0.029)	$(0.034)	$(0.032)
Net Loss per share from entity spun off	$(0.002)	$(0.007)	$(0.005)	$(0.020)
Basic & Diluted Loss per share	$(0.001)	$(0.035)	$(0.039)	$(0.052)

Basic and dilutive weighted average shares outstanding*	20,477,835	20,477,835	20,477,835	20,477,835

* Basic and diluted weighted average number of shares considered equivalent as the effect of dilution is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(800,230)	$(1,062,865)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	88,313	82,306
Bad debt	586,358	779,084
Stock option expenses	552	552
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	99,333	(423,605)
Other receivable	196	220,154
Inventories	(117,115)	(18,390)
Other current assets	2,767	(561,559)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	29,912	862,066
Other payable	(1,340)	425,728
Tax payable	(14,666)	38,563
Net cash used in operating activities from continuing operations	(125,920)	342,034
Net cash provided by operating activities of entity spun off	137,665	335,306
Net cash provided by (used in) operating activities	11,745	677,340

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(1,199)
Net cash used in investing activities from continuing operations	-	(1,199)
Net cash provided by (used in) investing activities of entity spun off	(34,558)	74,605
Net cash provided by (used in) investing activities	(34,558)	73,406

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to return loans from related parties	(50,208)	(732,916)
Net cash provided by/(used in) financing activities from continuing operations	(50,208)	(732,916)
Net cash provided by (used in) financing activities of entity spun off	-	-
Net cash provided by (used in) financing activities	(50,208)	(732,916)

Effect of exchange rate on cash & cash equivalent	(907)	1,870

Net increase in cash & cash equivalents	(73,928)	19,700

Cash & cash equivalents - beginning of year	105,719	15,664

Cash & cash equivalents - end of year	$31,791	$35,364

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

On Nov 14, 2006, the Company re-domiciled from Canada to Delaware.

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

Liaoning Wenshen owns all the registered capital of Chaoyang Liaogang Special Steel Co., Ltd. (“Chaoyang Liaogang Steel Co.”) which is established in Chaoyang City, Shenyang Province, China in October 2004

On July 30, 2007 the Company acquired 100% of the equity in American Wenshen pursuant to a merger agreement dated June 29, 2007 (“American Wenshen Merger”). Pursuant to the acquisition of American Wenshen, it became the wholly owned subsidiary of the Company. The former shareholders of American Wenshen received 434,377 shares of the Company’s Series A Preferred Stock, which was convertible into 19,305,644 shares of common stock in exchange for all the issued and outstanding shares of American Wenshen. The Series A Preferred stock represented 97.58% of the voting power of the Company.

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

Subsequent to the American Wenshen Merger, the organization chart is as follows :

Prior to the American Wenshen Merger, China Software assigned all of its pre-Merger business and assets to HXT Holdings, Inc., its wholly-owned subsidiary, and HXT Holdings assumed responsibility for all of the liabilities of China Software that existed prior to the Merger.   It was also agreed that HXT Holdings, Inc. would file a registration statement with the Securities and Exchange Agreement that would, when declared effective, permit China Software to distribute all of the outstanding shares of HXT to the holders of its common stock.

On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution. The spin-off became effective in March 2009 and all shares were distributed to the shareholders of the Company on March 31, 2009.  As part of this plan, the advances the Company made to HXT Holdings were offset against the amounts due to the Company, the net amount was converted to additional paid-in-capital of the Company (note 13).

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2009, the Company had incurred cumulative losses of $9,088,676 including net losses from continuing operations of $697,124 for the six months ended March 31, 2009.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2009, towards (i) obtaining additional equity and debt financing and (ii) evaluation of its distribution and marketing methods.

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

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2009 and September 30, 2008, the cumulative translation adjustment of $889,723 and $902,850, respectively, was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the six months ended March 31, 2009 and 2008, accumulated other comprehensive income (loss) was $(13,127) and $197,892, respectively.

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

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $363,665 and $383,868 as of March 31, 2009 and September 30, 2008, respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management compares the cost of inventories with market value and an allowance is provided for the difference between recorded and market values. At March 31, 2009 and September 30, 2008, management recorded an obsolescence reserve on inventories of $556,679 and 450,141, respectively.

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

Revenue Recognition

In accordance with SAB 104, revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

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

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

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

NOTE 4. INVENTORY

Inventories as of March 31, 2009 and September 30, 2008 consist of the following:

	March 31, 2009	September 30, 2008
Raw Material	$691,124	$603,377
Finished Goods	7,861	7,926
Work in Progress	511,749	380,108
	1,210,734	991,411
Less: Reserve for Obsolescence	(556,679)	(450,141)
Total	$654,055	$541,270

NOTE 5.  OTHER RECEIVABLE

Other Receivables as of March 31, 2009 and September 30, 2008 are as summarized below:

	March 31, 2009	September 30, 2008
Loans receivable (interest free, unsecured and due on demand)	$239,570	$241,535
Deposits	16,813	16,951
Others	212,970	217,825
	469,353	476,311
Less : Allowance for Doubtful Debts	(259,451)	(261,579)
Total	$209,902	$214,732

 NOTE 6.  PROPERTY AND EOUIPMENT

The balance of Company property and equipment as of March 31, 2009 and September 30, 2008 is summarized as follows:
	March 31, 2009	September 30, 2008

Office Equipment	$20,999	$21,171
Building	372,692	375,749
Production Equipment	212,614	214,359
Vehicles	163,939	165,283

	770,244	776,562

Less: Accumulated depreciation	(282,026)	(239,429)

Property and equipment, net	$488,218	$537,133

The Company incurred depreciation expenses for the six months ended March 31, 2009 and 2008 in the amounts of  $44,517 and $41,356, respectively.

NOTE 7.  INTANGIBLE ASSETS - PATENTS

There are five patents that were acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At March 31, 2009, the net amount of the Patents was $503,973 after considering the accumulated amortization of $372,502. At September 30, 2008, the net amount of the Patents was $552,291 after considering the accumulated amortization of $331,375. The amortization expense was $43,796 & $40,950 and for the six months ended March 31, 2009 & 2008 respectively.

Amortization expense for the Company’s intangible assets over the next five years after March 31, 2009 is estimated to be:
                                                      Amount
2010                                                                                        $87,648
2011                                                                                          87,648
2012                                                                                          87,648
2013                                                                                          87,648
2014                                                                                          87,648

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses as of March 31, 2009 and September 30, 2008 are as follows:

	March 31, 2009	September 30, 2008

Accounts Payable	$226,680	$198,363
Accrued Expenses	19,712	19,712
Total	$246,392	$218,075

NOTE 9.  DUE TO RELATED PARTIES

Due to Related Parties was $901,239 and $961,666 as of March 31, 2009 and September 30, 2008, respectively. The loan is interest free, due on demand and unsecured.

NOTE 10.  SHAREHOLDERS’ EQUITY

On July 30, 2007 the Company acquired 100% of the equity in American Wenshen pursuant to a merger agreement dated June 29, 2007 (“American Wenshen Merger”). Pursuant to the acquisition of American Wenshen, it became the wholly owned subsidiary of the Company. The former shareholders of American Wenshen received 434,377 shares of the Company’s Series A Preferred Stock, which was convertible into 19,305,644 shares of common stock in exchange for all the issued and outstanding shares of American Wenshen.

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

Prior to the Merger, the Company assigned all of its pre-Merger business and assets to HXT Holdings, Inc., its wholly-owned subsidiary, and HXT Holdings assumed responsibility for all of the liabilities of the Company that existed prior to the Merger.

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

On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution. The spin-off became effective in March 2009 and all shares were distributed to the shareholders of the Company on March 31, 2009.  As part of this plan, the advances the Company made to HXT Holdings were offset against the amounts due to the Company, the net amount was converted to additional paid-in-capital of the Company (note 13).

NOTE 11  STOCK OPTIONS

The stock options summary for the six months period ended March 31, 2009 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :-

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, September 30, 2008	240	$43.20	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2009	240	$43.20	$-

Following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Options				Exercisable Options
Exercise Price	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$43.20	240	0.94	$43.20	240	$43.20

Primarily as a result of adopting SFAS No. 123R, the Company recognized $552 in share-based compensation expense for the six month ended March 31, 2009. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

NOTE 12 STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company reserved $0 to the Statutory surplus reserve for six months ended March 31, 2009 and 2008 on account of net loss in the six months ended March 31, 2009 and 2008.

NOTE 13 - ENTITY SPUN OFF

On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution.  Under the plan, each stockholder of the Company receives one share of HXT Holdings common stock for every 2.157 shares of common stock held as of the record date of March 31, 2009.

On March 31, 2009, the Company completed the spin-off of HXT Holdings.

As a part of the spin off transaction of HXT Holdings, the net asset of HXT Holdings, amounting to $132,043, were adjusted to Additional Paid In Capital.

The components of loss from operations related to the entity spun off for the six months ended March 31, 2009 and 2008 are shown below.

Assets and liabilities for the entity spun off as of March 31, 2009 and September 30, 2008 are as follows:

NOTE 14 – MAJOR CUSTOMERS AND VENDORS

One customer provided 87% of the Company’s revenue for the six months ended March 31, 2009. At March 31, 2009, the Company had $32,191 of accounts receivable due from this customer.

One customer provided 32% of the Company’s revenue for the six months ended March 31, 2008. At March 31, 2009, the Company had $415,731 of accounts receivable due from this customer.

For the six months ended March 31, 2009 and 2008, there is no major vendor that provided over 10% of the Company’s inventory purchase.

NOTE 15   INCOME TAXES

The Company through its subsidiary: Chaoyang Liaogang, is governed by the Income Tax Laws of the PRC.  Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of March 31, 2009.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.   Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The ne w standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs.

The following is a reconciliation of income tax expense:

March 31, 2008	U.S.	PRC	Total
Current	$-	$36,086	$36,086
Deferred	-	-	-
Total	$-	$36,086	$36,086

March 31, 2009	U.S.	PRC	Total
Current	$-	$-	$-
Deferred	-	-	-
Total	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	03-31-2009	03-31-2008

US statutory tax rate	34%	34%
Foreign income not recognized in US	-34%	-34%
PRC income tax	25%	25%
Effects of Temporary Differences (Bad debts)	-%	-19%
Income tax exemption due to loss	-25%	-%
Effective rate	-%	6%

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

Entity Spun Off

As of March 31, 2009, American Wenshen Steel Group owns only one operating subsidiary:  Chaoyang Liaogang, which carries on its specialty steel operations. On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution. The spin-off became effective in March 2009 and all shares were distributed to the shareholders of the Company on March 31, 2009.  As part of this plan, the advances the Company made to HXT Holdings were offset against the amounts due to the Company; the net amount was converted to additional paid-in-capital of the Company.  For that reason, on the financial statements in this report, HXT Holdings and its subsidiaries have been categorized as an “entity spun off;” its net assets have been recorded on our balance sheet as “Assets of the entity spun off;” and the results of its operations have been recorded as an extraordinary item labeled “loss from entity spun off.’  The remainder of the financial statements reflects the assets and liabilities and results of operations of Chaoyao Liaogang.

Results of Operations

Chaoyang Liaogang commenced substantial production activity in the fall of 2006.  Through December 31, 2006 its revenues consisted only of sales of small amounts of steel incidental to its development activities.  Most of the $1,162,555 in revenue that Chaoyang Liaogang recorded for the year ended September 30, 2007 were realized in the three months ended June 30, 2007, when it made a large sale of special steel and one variety of die steel to one distributor, Shenyang Geshite Special Steel Co., Ltd., which is located nearby in the capital of Liaoning Province. In fiscal 2008, we developed other customers for our products, and revenue increased to $2,253,816 for the year. Since June 30, 2008, however, our business activities have been nominal. Net revenues for the six months ended March 31, 2009 were $101,374, a decrease of 83% as compared to the six months ended March 31, 2008. The global economic slowdown has hindered our effects to establish a position in the special steel market.

One customer provided 87% of the Company’s revenue for the six months ended March 31, 2009. At March 31, 2009, the Company had $ 32,191 of accounts receivable due from this customer. For the six months ended March 31, 2009, there was no major vendor that provided over 10% of the Company’s inventory purchase.

During the fourth quarter of fiscal year of 2008, we witnessed some business interruptions as a result of Beijing Olympics. From July through September, the Chinese government imposed restrictions to limit the transport of goods. Our operations were negatively impacted due to these restrictions. In November 2008, however, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering domestic economic activity. The two-year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. We expect to see a benefit to the Chinese economy from this stimulus program. However in the short-term, it remains to be seen whether domestic consumption can compensate for slower export growth, and the impact this will have on our revenues through the balance of this year.

Chaoyang Liaogang’s gross profit for the six months ended March 31, 2009 was ($17,520). This represented a substantially decline as compared to the $260,467 gross profit we realized in the same period of 2008, as a result of our poor sales. Our gross margin remains less than optimal due to (a) our low sales volume, which leads to inefficiencies in the allocation of overhead expenses, and (b) the fact that we are using scrap steel for our primary raw material. In recent years the international market price for scrap steel has increased several-fold, making the reworking of scrap steel substantially less profitable than it was at the beginning of the current decade. We expect our profit margins to increase significantly in the future, due to:

(a)	increased sales volume, which will lead to more efficient use of our facilities;
(b)	introduction of tungsten carbide steel into our sales, which we will be able to market at a higher mark-up over cost than our other steel products; and
(c)	acquisition of sources of iron ore, which will lower our cost of raw materials.

Our operating expenses decreased by 23% from the six months ended March 31, 2008 to the six months ended March 31, 2009. The primary reason for this period-to-period decrease was due to the collection of a portion of the supplier advance which was written off in the previous period..

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

During the six months ended March 31, 2009 the operations of Shenzhen Hengtaifeng Technology Co., Ltd. also suffered negative effects. Net loss reported from Shenzhen Hengtaifeng Technology Co., Ltd., which are accounted for an “entity spun off,” for the six months ended March 31, 2009 was $103,107.

The Company’s operations during the six months ended March 31, 2009 yielded a net loss of $697,124. Our company, therefore, reported a consolidated net loss of $800,230 for the six month period ended March 31, 2009. For the six months ended March 31, 2008, we realized a net loss from continuing operations of $652,954. Nevertheless, because Chaoyang Liaogang recorded income under Chinese accounting principles for the six months ended March 31, 2008, we recorded income tax of $36,086, despite our lack of income. For the six months ended March 31, 2009, however, we were entitled to substantial income tax abatements that the Chinese government affords to profitable foreign-owned enterprises. We can only obtain those abatements by applying for them after we meet the necessary criteria. As a result, our statement of operations will not reflect the effects of the abatements until some future date.

Our business operates entirely in Chinese Renminbi, but we will report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income/loss and net comprehensive gain/loss. The net income/loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the six months ended March 31, 2009, we reported foreign currency translation loss of $13,127.

Liquidity and Capital Resources

At March 31, 2009 Chaoyang Liaogang had a working capital deficit of ($141,608), representing a depletion of working capital. The poor working capital level resulted primarily from the write off of a $598,958 advance to supplier and the fact that our cost of goods sold exceeded our revenue during the six months period. Because the selling price is under significant pressures due to the current economic slowdown, most of the revenue we realized for the quarter ended March 31, 2009 was from the sales of our inventories that were manufactured at a higher cost level.

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

               Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

               Evaluation of Disclosure Controls and Procedures .

              Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by American Wenshen Steel Group, Inc. in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information American Wenshen Steel Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that American Wenshen Steel Group’s system of disclosure controls and procedures was effective as of March 31, 2009 for the purposes described in this paragraph.

               Changes in Internal Controls .  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during American Wenshen Steel Group’s second fiscal quarter that has materially affected or is reasonably likely to materially affect American Wenshen Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

               The company is not party to any material legal proceeding.

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

                (c) Unregistered sales of equity securities

               None.

                (e) Purchases of equity securities

               The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2009.

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

AMERICAN WEHNSHEN STEEL GROUP, INC.

Date: May 14, 2009	By: /s/ Yang Kuidong
Yang Kuidong, Chief Executive Officer

By: /s/ Zhang Liwei
Zhang Liwei, Chief Financial Officer