Form 10-Q
period 2009-06-30
American Wenshen Steel Group, Inc.
filed 2009-08-14
CIK 1085104

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended June 30, 2009

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

Large accelerated filer ___ Accelerated filer ___Non-accelerated filer ___ Smaller reporting company  X

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 12, 2009
Common Stock:  20,478,400 shares

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	26

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	September 30, 2008
ASSETS

Current Assets
Cash and cash equivalents	$126,661	$105,719
Accounts receivable, net	166,785	138,056
Other receivable, net	210,655	214,732
Inventory, net of reserve for obsolescence	646,527	541,270
Advance to suppliers	1,769	898,426
Current assets of the entity spun off	-	255,036
Total Current Assets	1,152,397	2,153,239

Property, Plant & Equipment, net	470,173	537,133

Intangible Assets, net	482,118	552,291

Non-Current assets of the entity spun off	-	195,630

Total Assets	$2,104,688	$3,438,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expense	$337,680	$218,075
Other payable	67,565	85,315
Tax payable	59,578	162,117
Due to related party	1,026,901	961,666
Current liability of the entity spun off	-	479,773
Total Current Liabilities	1,491,724	1,906,947

Stockholders' Equity
Preferred stock
Class A, authorized shares 1,000,000 $0.001 par value, 434,377 shares issued and outstanding	-	-
Class B, authorized shares 20,000,000, no par value; none outstanding	-	-
Common stock
($0.001 par value, 100,000,000 shares authorized 20,487,400 (post-split) shares issued and outstanding	20,478	20,478
Additional paid-in capital	9,029,334	8,896,463
Other comprehensive income	890,102	902,850
Accumulated deficit	(9,326,950)	(8,288,445)
Total Stockholders' Equity	612,964	1,531,346

Total Liabilities and Stockholders' Equity	$2,104,688	$3,438,293

The accompanying notes are an integral part of these consolidated financial statements

AMERIAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods ended		For the nine month periods ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$395,583	$1,684,584	$496,957	$2,294,834

Cost of sales	296,005	1,123,354	414,900	1,473,137

Gross profit	99,578	561,230	82,057	821,697

Operating expenses
Selling and marketing	3,941	19,491	16,086	22,128
General and administrative	333,893	74,992	1,001,320	949,480
Impairment of Goodwill		1,176,591	-	1,176,591.00
Total operating expenses	337,834	1,271,074	1,017,406	2,148,199

Loss from operations	(238,256)	(709,844)	(935,349)	(1,326,502)

Non-operating expenses
Other expenses	18	84	49	127
Net loss from continuing operations before income tax	(238,274)	(709,760)	(935,398)	(1,326,629)

Income tax	-	125,185	-	161,271

Net loss from continuing operations	(238,274)	(834,945)	(935,398)	(1,487,900)

Income (Loss) from the entity spun off	0	(1,540,357)	(103,107)	(1,950,268)

Net Loss	(238,274)	(2,375,302)	(1,038,505)	(3,438,168)

Other Comprehensive Income (loss)
Foreign currency translation gain (loss)	379	26,957	(12,748)	224,849

Net comprehensive loss	$(237,895)	$(2,348,345)	$(1,051,253)	$(3,213,319)

Net loss per share from continuing operations	$(0.012)	$(0.041)	$(0.046)	$(0.073)
Net loss per share from entity spun off	$0.000	$(0.075)	$(0.005)	$(0.095)
Basic & Diluted Loss per share*	$(0.012)	$(0.116)	$(0.051)	$(0.168)

Basic and dilutive weighted average shares outstanding*	20,477,835	20,477,835	20,477,835	20,477,835

*Basic and diluted shares are the same because there are no anti dilutive effect
The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,038,505)	$(3,438,168)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	128,362	126,037
Bad debt	888,110	794,845
Stock option expenses	829	552
Impairment of goodwill	-	1,176,591
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	(38,638)	(405,280)
Other receivable	(533)	(298,760)
Inventories	(109,570)	(474,366)
Other current assets	1,116	(870,655)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	121,165	1,112,818
Other payable	(7,738)	63,439
Tax payable	(101,213)	490,868
Net cash provided by (used in) operating activities from continuing operations	(156,613)	(1,722,079)
Net cash provided by operating activities of the entity spun off	137,665	1,869,144
Net cash provided by operating activities	(18,948)	147,065

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(2,724)
Net cash used in investing activities from continuing operations	-	(2,724)
Net cash provided by (used in) investing activities of the entity spun off	(34,558)	81,124
Net cash provided by (used in) investing activities	(34,558)	78,400

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to return loans from related parties	75,292	(127,013)
Net cash used in financing activities from continuing operations	75,292	(127,013)
Net cash provided by (used in) financing activities of entity spun off	-	-
Net cash used in financing activities	75,292	(127,013)

Effect of exchange rate on cash & cash equivalent	(843)	6,064

Net increase (decrease) in cash & cash equivalents	20,942	104,516

Cash & cash equivalents - beginning of year	105,719	15,664

Cash & cash equivalents - end of year	$126,661	$120,180

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

American Wenshen Steel Group, Inc. (formally known as China Software Technology Group Co. Ltd.) ("we", "us", or the "Company")  through its operating subsidiary, Chaoyang Liaogang Special Steel Co., Ltd. ("Chaoyang Liaogang"), a corporation organized under the laws of The People's Republic of China, is engaged in the business of manufacturing tungsten carbide steel, stainless steel, and die steel. All of Chaoyang Liaogang's business is currently in China. On October 9, 2007, the Company changed its name to American Wenshen Steel Group, Inc.

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

Liaoning Wenshen owns all the registered capital of Chaoyang Liaogang Special Steel Co., Ltd. (“Chaoyang Liaogang Steel Co.”) which is established in Chaoyang City, Shenyang Province, China in October 2004

On July 30, 2007 China Software acquired 100% of the equity in American Wenshen pursuant to a merger agreement dated June 29, 2007 (“American Wenshen Merger”). Pursuant to the acquisition of American Wenshen, it became the wholly owned subsidiary of China Software. The former shareholders of American Wenshen received 434,377 shares of Series A Preferred Stock of China software, which were convertible into 19,305,645 shares of common stock in exchange for all the issued and outstanding shares of American Wenshen. The Series A Preferred stock represented 97.58% of the voting power of the Company.

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

Subsequent to the American Wenshen Merger, the organization chart is as follows:

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

On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution. The spin-off became effective in March 2009 and all shares of HXT Holdings were distributed to the Company’s shareholders on March 31, 2009.  As part of this plan, the advances the Company made to HXT Holdings were offset against the amounts due to the Company, the net amount was converted to additional paid-in-capital of the Company (note 13).

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2009, the Company had incurred cumulative losses of $9,326,950 including net losses from continuing operations of $935,398 for the nine months ended June 30, 2009.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2009, towards (i) obtaining additional equity and debt financing and (ii) evaluation of its distribution and marketing methods.

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

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2009 and September 30, 2008, the cumulative translation adjustment of $890,102 and $902,850, respectively, was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the nine months ended June 30, 2009 and 2008, accumulated other comprehensive income (loss) was $(12,748) and $224,849, respectively.

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

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts of Accounts and other receivable amounted to $373,060 and $383,868 as of June 30, 2009 and September 30, 2008, respectively.

On June 30, 2009, the company evaluated the adequacy of reserve for advance to suppliers, and the allowance for doubtful debts of advance to suppliers amounted to 891,221.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management compares the cost of inventories with market value and an allowance is provided for the difference between recorded and market values. At June 30, 2009 and September 30, 2008, management accounted an obsolescence reserve on inventories of $556,744 and 450,141, respectively.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management does not believe the effect of this pronouncement on financial statements will have a material effect.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after January 1, 2009.

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

NOTE 4. INVENTORY

Inventories as of June 30, 2009 and September 30, 2008 consist of the following:

	June 30, 2009	September 30, 2008
Raw Material	$595,491	$603,377
Finished Goods	8,505	7,926
Work in progress	599,275	380,108
	1,203,271	991,411
Less: Reserve for obsolescence	(556,744)	(450,141)
Total	$646,527	$541,270

NOTE 5.OTHER RECEIVABLE

Other Receivables as of June 30, 2009 and September 30, 2008 are as summarized below:

	June 30, 2009	September 30, 2008
Loans receivable (interest free, unsecured and due on demand)	$239,597	$241,535
Deposits	10,773	16,951
Others	219,766	217,825
	470,136	476,311
Less : Allowance for Doubtful Debts	(259,481)	(261,579)
Total	$210,655	$214,732

NOTE 6. PROPERTY AND EOUIPMENT

The balance of Company property and equipment as of June 30, 2009 and September 30, 2008 is summarized as follows:

	June 30, 2009	September 30, 2008

Office Equipment	$21,001	$21,171
Building	372,735	375,749
Production Equipment	212,640	214,359
Vehicles	163,958	165,283

	770,334	776,562

Less: Accumulated depreciation	(300,161)	(239,429)

Property and equipment, net	$470,173	$537,133

The Company incurred depreciation expenses for the nine months ended June 30, 2009 and 2008 of $62,636 and $63,369, respectively.

NOTE 7.  INTANGIBLE ASSETS - PATENTS

There are five patents that have been acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At June 30, 2009, the net amount of the Patents was $482,118 after considering the accumulated amortization of $394,460. At September 30, 2008, the net amount of the Patents was $552,291 after considering the accumulated amortization of $331,375. The amortization expense was $65,726 & $62,668 and for the nine months ended June 30, 2009 & 2008 respectively.

Amortization expense for the Company’s intangible assets over the next five years after June 30, 2009 is estimated to be:

Amount
2010	$87, 658
2011	87, 658
2012	87, 658
2013	87, 658
2014	87, 658

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued expenses as of June 30, 2009 and September 30, 2008 are as follows:

	June 30, 2009	September 30, 2008

Accounts payable	$317,968	$198,363
Accrued Expenses	19,712	19,712
Total	$337,680	$218,075

NOTE 9.  DUE TO RELATED PARTIES

Due to Related Parties was $1,026,901 and $961,666 as of June 30, 2009 and September 30, 2008, respectively. The loan is interest free, due on demand and unsecured.

NOTE 10. SHAREHOLDERS’ EQUITY

On July 30, 2007 China Software acquired 100% of the equity in American Wenshen pursuant to a merger agreement dated June 29, 2007 (“American Wenshen Merger”). Pursuant to the acquisition of American Wenshen, it became the wholly owned subsidiary of China Software. The former shareholders of American Wenshen received 434,377 shares of Series A Preferred Stock of China software, which were convertible into 19,305,645 shares of common stock in exchange for all the issued and outstanding shares of American Wenshen.

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

During the year ended September 30, 2008, the Company cancelled the preferred stock of 434,377 shares issued upon the reverse acquisition. The company issued 20 million shares of common stock in exchange for the preferred stock.

On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution. The spin-off became effective in March 2009 and all shares were distributed to the above parties on March 31, 2009.  As part of this plan, the advances the Company made to HXT Holdings were offset against the amounts due to the Company, the net amount was converted to additional paid-in-capital of the Company (Note 13).

NOTE 11  STOCK OPTIONS

The stock options summary for the nine months period ended June 30, 2009 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :-

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, September 30, 2008	240	$43.20	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2009	240	$43.20	$-

Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options				Exercisable Options
Exercise Price	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$43.20	240	0.69	$43.20	240	$43.20

Primarily as a result of adopting SFAS No. 123R, the Company recognized $829 in share-based compensation expense for the nine month ended June 30, 2009. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

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

In accordance with the Chinese Company Law, the Company reserved $0 to the Statutory surplus reserve for nine months ended June 30, 2009 and 2008 on account of net loss in the nine months ended June 30, 2009 and 2008.

NOTE 13 - ENTITY SPUN OFF

On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution.  Under the plan, each stockholder of the Company received one share of HXT Holdings common stock for every 2.157 shares of common stock held as of the record date of March 31, 2009.

On March 31, 2009, the Company completed the spin-off of HXT Holdings.

As a part of the spin off transaction of HXT Holdings, the net assets of HXT Holdings amounting $132,043 were adjusted to Additional paid in capital.

The components of loss from operations related to the entity spun off for the nine months ended June 30, 2009 and 2008 are shown below.

	2009	2008
Net sales	$515,178	$433,618

Cost of sales	250,374	132,891

Gross profit	264,804	300,727

Operating expenses
Selling expenses	176,667	204,680
Research & development expenses	296,502	269,454
General and administrative	204,137	290,124
Total operating expenses	677,306	764,258

Loss from operations	(412,502)	(463,531)

Non-operating expenses
Other income(loss)	309,303	38,264
Interest income	92	15,357

Net Loss before income tax	(103,107)	(409,911)

Provision for Income tax	-	-

Net loss from entity spun off	$(103,107)	$(409,911)

Assets and liabilities for the entity spun off as of June 30, 2009 and September 30, 2008 are as follows:
	June 30, 2009	September 30, 2008
Assets
Cash and cash equivalents	$-	$6,873
Account receivable, net	-	143,400
Other receivable	-	30,637
Inventory	-	55,278
Other current assets	-	18,848
Total Current Assets	-	255,036

Property, Plant and Equipment, net	-	195,630
Total Non-Current Assets	-	195,630

Liabilities
Account payable and accrued expenses	-	92,321
Unearned revenue	-	30,415
Other payable	-	357,037
Total Liabilities	-	479,773

Net Liability of the entity spun off	$-	$(29,107)

NOTE 14 INCOME TAXES

The Company through its subsidiary: Chaoyang Liaogang, is governed by the Income Tax Laws of the PRC.  Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of June 30, 2009.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.   Beginning January 1, 2008, the new Ent erprise Income Tax (EIT) law replace d the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replace d the 33% rate previously applicable to both DES and FIEs.

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

Entity Spun Off

As of March 31, 2009, American Wenshen Steel Group owned only one operating subsidiary:  Chaoyang Liaogang, which carries on its specialty steel operations. On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution. The spin-off became effective in March 2009 and all shares were distributed to the above parties on March 31, 2009.  As part of this plan, the advances the Company made to HXT Holdings were offset against the amounts due to the Company; the net amount was converted to additional paid-in-capital of the Company.  For that reason, on the financial statements in this report, HXT Holdings and its subsidiaries have been categorized as an “entity spun off;” its net assets have been recorded on our balance sheet as “Assets of the entity spun off;” and the results of its operations have been recorded as an extraordinary item labeled “loss from entity spun off.’  The remainder of the financial statements reflects the assets and liabilities and results of operations of Chaoyang Liaogang.

Results of Operations

The Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Net Sales
The steel industry has been severely hit by the credit crunch and global economic downturn during the past quarter. As a result, the Company experienced an uncommon decrease in customers' orders which negatively impacted our sales. The Company recorded sales of $496,957 for the nine months ended June 30, 2009 as compared to $2,294,834 for the nine months ended September 30, 2008. The sales substantially decreased by 78% because the global economic slowdown has hindered our effects to establish a position in the special steel market.

Cost of Sales

Cost of sales decreased by $827,349, or 73%, to $296,005 for the three months ended June 30, 2009, from $1,123,354 for the three months ended June 30, 2008. Cost of sales represented 74% of sales revenues for the three months ended June 30, 2009 compared to 67% for the three months ended June 30, 2008, which indicates the increase in the cost of our raw materials.

Gross Profit

The Company’s gross profit was $82,057 for nine months ended June 30, 2009 as compared to $823,697 for nine months ended June 30, 2008. As the percentage of revenue, the gross profit margins was 17% for the nine months ended June 30, 2009 as compared 36% for the nine ended June 30, 2008. The gross profit margin ratio was decreased due to:

(a)	The low sales volume, which led to less efficient use of our facilities;
(b)	Increased market price for our raw materials.

Operating Expenses

Operating expense were $1,017,406 for the nine months ended June 30, 2009 compared to $2,148,199 for the nine months ended June 30, 2008.  The 53% decrease was mainly because the Company’s management decided that goodwill of $1,176,591should be fully impaired during the nine months ended June 30, 2008. But for that impairment in the earlier period, operating expenses would have increased by 5% during the nine months ended June 30, 2009 and 258% during the three months ended June 30, 2009.

Loss from Entity Held for Spun Off: Loss from entity spun off was $103,107 for the nine months ended June 30, 2009 compared to $1,950,268 for the same period of prior year.  The loss was decreased because the entity was spun off on March 31, 2009.

Net Loss

As a result, the Company had a consolidated net loss of $1,038,505 for the nine months ended June 30, 2009 compared to a consolidated net loss of $3,438,168 for the same period of the prior year.

The Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net Sales

Our net sales volume decreased by $1,289,001 or 76%, to 395,583 for the three months ended June 30, 2009 from $1,684,584 for the nine months ended June 30, 2008. The decreases in sales revenues are a result of reduced orders from customers due to the slower economy.

Cost of Sales

Cost of sales decreased by $827,349, or 73%, to $296,005 for the three months ended June 30, 2009, from $1,123,354 for the three months ended June 30, 2008. Cost of sales represented 74% of sales revenues for the three months ended June 30, 2009 compared to 67% for the three months ended June 30, 2008, which indicates the increase in the cost of our raw materials.

Gross Profit

Gross profit in absolute terms decreased by $461,652, or 82%, to $99,578 for the three months ended June 30, 2009 from $561,230 for the three months ended June 30, 2008, while gross profit margin decreased to 25% for the three months ended June 30, 2009 from 33% for the three months ended June 30, 2008, as a result of lower sales revenues due to slower demand and increased cost of sales across all cost components period-on-period. The significantly lower gross profit and gross margin for the three months ended June 30, 2009 was primarily caused by weak performance as a result of downturn of the global economy during the  period.

Operating Expenses

Operating expense were $337,834 for the three months ended June 30, 2009 compared to $1,271,074 for the three months ended June 30, 2008.  The $933,240 or 73% decrease was mainly because the Company’s management decided that goodwill of $1,176,591should be fully impaired during the nine months ended June 30, 2008. But for that impairment in the earlier period, operating expenses would have increased by 5% during the nine months ended June 30, 2009 and 258% during the three months ended June 30, 2009.

Net Loss

As a result, the Company had a consolidated net loss of $238,274 for the three months ended June 30, 2009 compared to a consolidated net loss of $2,375,302 for the same period of the prior year, representing a decrease in net loss of $2,137,028 or 90%. The significant decrease in net loss is a result of the decrease in operating expenses during the quarter ended June 30, 2009 as compared to that of the same period of a year earlier.

Liquidity and Capital Resources

Our material sources and (uses) of cash during the nine month period ended June 30, 2009 and 2008 were as follows:

	2009	2008
Cash provided(used) by operations	$(18,949)	$147,065
Cash provided (used) by investing activities	(34,558)	78,400
Advance(to)from related parties	75,292	(127,013)
Effect of exchange rate on cash	(843)	6,064
Net increase in cash	$20,942	$104,516

The Company’s cash on hand increased by $20,942 for the nine months ended June 30, 2009 as compared to $104,516 for the nine months ended June 30, 2008. The Company’s net cash in operating activities was adversely impacted by the net loss of $1,038,505 for the nine months ended June 30, 2009 as compared to $3,438,168 for the nine months ended June 30, 2008.Affected by the economy downturn, the Company put more effort on the collection of its accounts receivable. The accounts receivable increased $38,638 for the nine months ended June 30, as compared to $405,280 for the same period of prior year. The account payable and accrued expenses increased $121,165 for nine months ended June 30, 2009 as compared to the increase of $1,112,818 for nine months ended June 30, 2008.,which partially mitigated the negative factors in operational cash flows

At June 30, 2009, the Company had a working capital deficit of $339,327, representing a depletion of working capital by $585,619 since the end of the 2008 fiscal year on September 30, 2008. The poor working capital level resulted primarily from the write off of a $891,221 advance to supplier and the fact of increased cost of goods sold during the nine-month period. Because our selling price is under significant pressure due to the current economic slowdown, most of the revenue we realized for the period ended June 30, 2009 was from the sales of our inventories that were manufactured at a higher cost level.

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

ITEM 4.  CONTROLS AND PROCEDURES

               Evaluation of Disclosure Controls and Procedures.

              Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by American Wenshen Steel Group, Inc. in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information American Wenshen Steel Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that American Wenshen Steel Group’s system of disclosure controls and procedures was effective as of June 30, 2009 for the purposes described in this paragraph.

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

ITEM 2. CHANGES IN SECURIT IES  AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

                (c) Unregistered sales of equity securities

               None.

                (e) Purchases of equity securities

               The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rdt quarter of fiscal 2009.

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

AMERICAN WEHNSHEN STEEL GROUP, INC.

Date: August 14, 2009	By: /s/ Yang Kuidong
Yang Kuidong, Chief Executive Officer

By: /s/ Zhang Liwei
Zhang Liwei, Chief Financial Officer