Form 10-K
period 2009-09-30
American Wenshen Steel Group, Inc.
filed 2010-01-12
CIK 1085104

 UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2009

                or

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

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √_   No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _ Non-accelerated filer Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

As of March 31, 2009, the aggregate market value of the common stock held by non-affiliates was approximately $10,914,006, based upon the closing sale price on March 31, 2009 of $.69 per share.

The number of shares outstanding of the issuer’s common stock, as of January 12, 2010 was 20,478,400.

Documents incorporated by reference: NONE

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding American Wenshen Steel Group, Inc. (“American Wenshen”), its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in Section 1A of this report titled “Risk Factors.”

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

ITEM 1.                      BUSINESS

Until July 30, 2007 the Company’s business consisted of providing software applications and system integration services in The People’s Republic of China (“PRC”).  That business was conducted by our wholly-owned subsidiary, HXT Holdings, Inc.  On March 31, 2009 we distributed all of the capital stock of HXT Holdings, Inc. to our shareholders, and we now have no remaining involvement in the software applications business.

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

During fiscal year 2006, our Chairman, Yang Kuidong, contributed to Chaoyang Liaogang mineral rights that he purchased for $3,846,000 in 2005.  The Tenth Geological Prospecting Team of the Inner Mongolia Autonomous Region has calculated that the proven reserves of iron to which Mr. Yang has rights total 5.25 million tons, with additional reserves of 4.7 million tons probable. In 2007, however, management determined that the transfer of the mining rights to Chaoyang Liaogang was not permissible under Chinese law applicable to mines.  Therefore Chaoyang Liaogang transferred the mining rights back to Mr. Yang, and recorded a reduction in capital on its financial statements.  Nevertheless, we expect to have priority access to the iron production from Mr. Yang’s mines, once he obtains capital sufficient to develop iron mining operations.

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

ITEM 1A   RISK FACTORS

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

ITEM 1B                      UNRESOLVED STAFF COMMENTS

                Not Applicable.

ITEM 2.                      DESCRIPTION OF PROPERTY

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

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol “AWSH.”  The following table sets forth the bid prices quoted for our common stock during each quarterly period from October 2007 through September 30, 2009.  ).  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.  All prices have been adjusted to reflect the pro forma effect of the 1-for-45 reverse stock split implemented on October 10, 2007.

	Bid
Period:	High	Low

Oct. 1, 2007 – Dec. 31, 2007	$6.50	$4.88
Jan. 1, 2008 – Mar. 31, 2008	$4.88	$1.10
Apr. 1, 2008 – June. 30, 2008	$1.20	$0.75
July 1, 2008 – Sept. 30, 2008	$2.00	$0.75

Oct. 1, 2008 – Dec. 31, 2008	$1.46	$.25
Jan. 1, 2009 – Mar. 31, 2009	$2.00	$.57
Apr. 1, 2009 – June. 30, 2009	$.69	$.05
July 1, 2009 – Sept. 30, 2009	$.05	$.05

(b)  Holders.  Our shareholders list contains the names of 400 registered stockholders of record of the Company’s Common Stock.  Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 400.

(c)  Dividend Policy.  The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of September 30, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0	N.A.	0
Equity compensation plans not approved by security holders......	0	N.A.	0
Total..............	0	N.A.	0

                (e) Recent Sales of Unregistered Securities.

None.

 (f) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2009.

ITEM 6.                                     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7                      MANAGEMENT'S DISCUSSION AND ANALYSIS.

 Entity Spun Off

As of September 30, 2009, American Wenshen Steel Group owned only one operating subsidiary:  Chaoyang Liaogang, which carries on its specialty steel operations. On May 10, 2007, the Company approved a plan to spin-off HXT Holdings, Inc. to the shareholders as a tax-free distribution. The spin-off became effective in March 2009 and all shares were distributed to the shareholders on March 31, 2009.  As part of this plan, the advances the Company made to HXT Holdings were offset against the amounts due to the Company; the net amount was converted to additional paid-in-capital of the Company.  For that reason, on the financial statements in this report, HXT Holdings and its subsidiaries have been categorized as an “entity spun off;” its net assets have been recorded on our balance sheet as “Assets of the entity spun off;” and the results of its operations have been recorded as an extraordinary item labeled “loss from entity spun off.’  The remainder of the financial statements reflects the assets and liabilities and results of operations of Chaoyang Liaogang.

Results of Operations

Chaoyang Liaogang commenced substantial production activity in the fall of 2006.  Through March 31, 2007 its revenues consisted only of sales of small amounts of steel incidental to its development activities.  Most of the $1,162,555 in revenue that Chaoyang Liaogang recorded for the year ended September 30, 2007 were realized from one large sale of special steel and one variety of die steel to one distributor, Shenyang Geshite Special Steel Co., Ltd., which is located nearby in the capital of Liaoning Province. In fiscal 2008, we developed several other customers for our products.   For the year ended September 30, 2008 we realized $2,253,816 in revenue, compared to $ 1,162,555 that we realized in the year ended June 30, 2007.

Our growth was reversed during the year ended September 30, 2009.  As a result of the global recession, construction activities in China have diminished, and so demand for our products waned.  In addition we have negative working capital, which prevents us from financing large orders for our products.  As a result, during the year ended September 30, 2009 we realized only $264,924 in revenue, an 88% reduction from the prior fiscal year.  At present we cannot predict when our revenues will begin to grow again.

 Chaoyang Liaogang’s gross margin for the year ended September 30, 2008 was 30.9%.  This ratio was substantially improved over the 25.2% gross margin we realized in the 2007 fiscal year, and was closer to the ratios realized by our industry.  During the year ended September 30, 2009, however, we realized negative gross margin.  Our negative gross margin was primarily attributable to (a) our low sales volume, which leads to inefficiencies in the allocation of overhead expenses, and (b) the fact that we are using scrap steel for our primary raw material.  In recent years the international market price for scrap steel has increased several-fold, making the reworking of scrap steel less substantially less profitable than it was at the beginning of the current decade.

 If we are able to obtain the financing necessary to support an expansion of sales, we expect our profit margins to increase significantly in the future, due to:

•	increased sales volume, which will lead to more efficient use of our facilities;
•	introduction of tungsten carbide steel into our sales, which we will be able to market at a higher mark-up over cost than our other steel products; and
•	acquisition of sources of iron ore, which will lower our cost of raw materials.

Despite the reduction in our operations, our general and administrative expenses for the year ended September 30, 2009 increased by 37.3%, compared to the year ended September 30, 2008.  The reason for this anomaly was a default by one of our suppliers, which caused us to incur a bad debt expense of $869,776, representing funds that we had advanced to the supplier.

In the future, if we are properly funded, we expect that our overall efficiencies will enable us to increase our sales volume at a rate that will be substantially greater than the accompanying increase in our general and administrative expenses.  Sales and marketing expense, however, will increase as we expand our marketing program   In addition, as noted below, we intend to raise money for capital investment:  purchase of additional smelting equipment and development of an iron mining facility.  To the extent that we obtain those funds as loans, our general and administrative expenses will be increased by (a) interest expense and (b) depreciation expense.

During the year ended September 30, 2008 the operations of Shenzhen Hengtaifeng Technology Co., Ltd. suffered certain serious negative effects.  This caused management to review the value of the goodwill that it had recorded in connection with the acquisition of those operating assets.  Because of the poor financial condition and poor operating results of Shenzhen Hengtaifeng Technology Co., Ltd., management determined that the goodwill was impaired.  This resulted in an operating expense of $1,176,591.  As a result, our total operating expenses in fiscal 2008 exceeded our total operating expenses in fiscal 2009.

The Company’s net loss from continuing operations for the year ended September 30, 2009 was $1,570,340.  After taking into account the impairment of goodwill, the Company’s operations during the year ended September 30, 2008 yielded a net pre-tax loss of $1,296,178 (of which $1,176,591 was attributable to the write-off of goodwill).  Nevertheless, because Chaoyang Liaogang recorded income under Chinese accounting principles for the fiscal 2008, we recorded income tax of $70,861, despite our lack of income.  For the next several years, however, we will be entitled to substantial income tax abatements that the Chinese government affords to profitable foreign-owned enterprises.  We can only obtain those abatements by applying for them after we meet the necessary criteria.  As a result, our statement of operations will not reflect the effects of the abatements until some future date.

The operations of HXT Holdings, Inc., which are accounted for as an “entity spun off,” realized a net loss of $103,107 during the first six months of the 2009 fiscal year.  For the 2008 fiscal year, HXT Holdings, Inc. realized a new loss of $2,109,483.  Our company, therefore, reported a consolidated net loss of $1,673,447 for the year ended September 30, 2009, compared to a consolidated net loss of $3,476,522 for the year ended September 30, 2008.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income/loss and net comprehensive gain/loss.  The net income/loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the 2009 fiscal year the unrealized loss on foreign currency translations reduced our accumulated other comprehensive income by $12,598.  In the prior year, when the exchange rate was more volatile, $267,957 was added to our accumulated other comprehensive income.

Liquidity and Capital Resources

The development and operations of Chaoyang Liaogang have been funded to date primarily by capital contributions and loans from its shareholders, primarily Yang Kuidong.  As a result, at September 30, 2009 Chaoyang Liaogang had $989,086 in debt, most of which was owed to Mr. Yang.  Until we obtain a source of outside financing, we remain dependent on Mr. Yang as our primary source of working capital.

At September 30, 2009 Chaoyang Liaogang had a working capital deficit of $930,033, representing a $1,176,325 decrease of working capital since our last fiscal year ended on September 30, 2008. Since our current obligation to our Chairman exceeds our working capital deficit, the deficit does not imperil our existence.  The deficit does, however, prevent us from aggressively marketing our products, resulting in our recent low level of operations.

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

At the present time, we have received no commitments for the funds required to increase our marketing efforts and for our planned capital investments.  Obtaining those funds, if we can do so, will require that we issue substantial amounts of equity securities or incur significant debts.  We believe that the expected return on those investments will justify the cost.  However, our plan, if accomplished, will significantly increase the risks to our liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2009, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, described in Note 2 to the Consolidated Financial Statements, to record a total of $354,801 in provisions for uncollectible accounts.  This decision was based on our knowledge of the accounts and the difficulty we may face in collecting.

•
Our decision, described in Note 2 to the Consolidated Financial Statements, to reserve the full amount of our advances to suppliers, $892,277.  This decision was based on the disruption of our relationship with the supplier.

•
Our decision, described in Notes 2 and 4 to the Consolidated Financial Statements, to record a $985,556 provision for obsolete inventories.  This decision was based on fact that we have developed improvements in our manufacturing processes, which rendered inventory that we manufactured early in our operations as technologically obsolete.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2009.

ITEM 8.                      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
American Wenshen Steel Group, Inc.

We have audited the accompanying consolidated balance sheets of the American Wenshen Steel Group, Inc. and subsidiaries as of September 30, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Wenshen Steel Group, Inc. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for years ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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
January 7, 2010

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND 2008
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$39,480	$105,719
Accounts receivable, net	43,476	138,056
Other receivable, net	231,757	214,732
Inventory, net of reserve for obsolescence	222,381	541,270
Advance to suppliers, net	-	898,426
Current assets of the entity spun off	-	255,036
Total Current Assets	537,094	2,153,239

Property, Plant & Equipment, net	447,792	537,133

Intangible Assets, net	460,688	552,291

Non-Current assets of the entity spun off	-	195,630

Total Assets	$1,445,574	$3,438,293

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expense	$246,212	$218,075
Other payable	79,487	85,315
Tax payable	152,341	162,117
Due to related party	989,086	961,666
Current liability of the entity spun off	-	479,773
Total Current Liabilities	1,467,126	1,906,947

Stockholders' Equity / (Defiicit)
Preferred stock
Class A, authorized shares 1,000,000 $0.001 par value; none outstanding	-	-
Class B, authorized shares 20,000,000, no par value; none outstanding	-	-
Common stock
$0.001 par value, 100,000,000 shares authorized 20,478,400 shares issued and outstanding as of September 30,2009 and 2008	20,478	20,478
Additional paid-in capital	9,029,610	8,896,463
Other comprehensive income	890,252	902,850
Accumulated deficit	(9,961,892)	(8,288,445)
Total Stockholders' equity (deficit)	(21,552)	1,531,346

Total Liabilities and Stockholders' Deficit	$1,445,574	$3,438,293

The accompanying notes are an integral part of these consolidated financial statements

AMERIAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO.,LTD)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

Net sales	$264,924	$2,253,816

Cost of sales	718,556	1,556,008

Gross profit (loss)	(453,632)	697,808

Operating expenses
Selling and marketing	16,089	15,367
General and administrative	1,100,529	801,533
Impairment of Goodwill	-	1,176,591
Total operating expenses	1,116,618	1,993,491

Loss from operations	(1,570,250)	(1,295,683)

Non-operating expenses
Other expenses	90	495
Net loss from continuing operations before income tax	(1,570,340)	(1,296,178)

Income tax	-	70,861

Net loss from continuing operations	(1,570,340)	(1,367,039)

Loss from the opertaion of the entity spun off	(103,107)	(2,109,483)

Net Loss	(1,673,447)	(3,476,522)

Other Comprehensive Income (loss)
Foreign currency translation gain (loss)	(12,598)	267,957

Net comprehensive loss	$(1,686,045)	$(3,208,565)

Net loss per share from continuing operations	$(0.08)	$(0.07)
Net loss per share from entity spun off	$(0.01)	$(0.10)
Basic & Diluted Loss per share*	$(0.08)	$(0.17)

Basic and dilutive weighted average shares outstanding*	20,478,400	20,478,400

*Basic and diluted shares are the same because there are no anti dilutive effect

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC.
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,673,447)	$(3,476,522)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	176,648	170,210
Bad debt	869,776	229,216
Reserve for inventory	-	60,555
Stock option expenses	1,104	1,104
Impairment of goodwill	-	1,176,591
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	103,334	47,760
Other receivable	(21,389)	(149,260)
Inventories	314,762	(440,637)
Other current assets	2,769	(855,173)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	29,488	176,930
Other payable	4,097	(18,521)
Tax payable	(8,636)	67,345
Net cash used in operating activities from continuing operations	(201,493)	(3,010,402)
Net cash provided by operating activities of the entity spun off	137,665	2,031,689
Net cash used in operating activities	(63,828)	(978,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,496)	(3,698)
Net cash used in investing activities from continuing operations	(3,496)	(3,698)
Net cash provided by (used in) investing activities of the entity spun off	(34,558)	77,794
Net cash provided by (used in) investing activities	(38,054)	74,096

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to return loans from related parties	36,454	989,264
Net cash provided by financing activities from continuing operations	36,454	989,264

Effect of exchange rate on cash & cash equivalent	(811)	5,407

Net increase/(decrease) in cash & cash equivalents	(66,239)	90,055

Cash & cash equivalents - beginning of year	105,719	15,664

Cash & cash equivalents - end of year	$39,480	$105,719

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS CHINA SOFTWARE TECHNOLOGY GROUP CO., LTD)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2009

						Accumulated		Total
	Preferred Stock		Common Stock	Capital	Additional	comprehensive	Accumlated	stockholders'
	Shares	Amount	Shares	stock	Paid in Capital	Income	Deficit	equity (deficit)
Balance September 30, 2007	434,377	$434	478,400	$478	$8,914,925	$634,893	$(4,811,923)	$4,738,807

Issuance of common stock in lieu of preferred stock	(434,377)	(434)	20,000,000	20,000	(19,566)			-

Employee stock options					1,104			1,104

Foreign currency translation gain						267,957		267,957

Net loss							(3,476,522)	(3,476,522)

Balance September 30, 2008	-	$-	20,478,400	$20,478	$8,896,463	$902,850	$(8,288,445)	$1,531,346

Employee stock options					1,104			1,104

Spin off a subsidiary					132,043			132,043

Foreign currency translation gain						(12,598)		(12,598)

Net loss							(1,673,447)	(1,673,447)

Balance September 30, 2009	-	$-	20,478,400	$20,478	$9,029,610	$890,252	$(9,961,892)	$(21,552)

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

The acquisition of American Wenshen was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of American Wenshen obtained control of the consolidated entity. Accordingly, the merger of the two companies was recorded as a recapitalization of American Wenshen, with American Wenshen being treated as the continuing operating entity. The continuing entity retained September 30 as its fiscal year end.

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

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2009, the Company had incurred cumulative losses of $9,961,892 including net losses from continuing operations of $1,570,340 for the year ended September 30, 2009.

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

Management has taken the following steps to revise its operating and financial requirements, (i) The company plans to raise additional capital by selling more shares to current shareholders and potential investors with a discount price (ii) The company also plans to borrow money from current shareholders and potential investors with an attractive interest rate. (iii) The company plans to reduce overhead and expenses by reducing unnecessary marketing and advertisement expenses, improving efficiency on distribution channel, freezing salary increase and laying off administrative staffs.

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

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2009 and 2008, the cumulative translation adjustment of $890,252 and $902,850, respectively, was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the years ended September 30, 2009 and 2008, accumulated other comprehensive income (loss) was $(12,598) and $267,957, respectively.

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

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts of Accounts and other receivable amounted to $354,801 and $383,868 as of September 30, 2009 and 2008, respectively.

On September 30, 2009, the company evaluated the adequacy of reserve for advance to suppliers, and the allowance for doubtful debts of advance to suppliers amounted to 892,277.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management compares the cost of inventories with market value and an allowance is provided for the difference between recorded and market values. At September 30, 2009 and September 30, 2008, management accounted an obsolescence reserve on inventories of $985,556 and 450,141, respectively.

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

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (ASC 360), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107 (ASC 825), "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (ASC 260),. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Revenue Recognition

In accordance wit SAB 104(ASC 605), revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Income Taxes

The Company utilizes SFAS No. 109(ASC 740), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95(ASC 230), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (ASC 280"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131(ASC 280) has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the Company’s assets are located in People’s Republic of China.

Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the year ended September 30, 2009, and accordingly, the annual report on Form 10-K for the year ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this has a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standards ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

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

NOTE 4. INVENTORY

Inventories as of September 30, 2009 and 2008 consist of the following:

	September 30, 2009	September 30, 2008
Raw Material	$514,057	$603,377
Finished Goods	349,260	7,926
Work in progress	344,620	380,108
	1,207,938	991,411
Less: Reserve for obsolescence	(985,556)	(450,141)
Total	$222,381	$541,270

NOTE 5.OTHER RECEIVABLE

Other Receivables as of September 30, 2009 and 2008 are as summarized below:

	September 30,2009	September 30, 2008
Loans receivable (interest free, unsecured and due on demand)	$254,088	$241,535
Deposits	16,833	16,951
Others	220,590	217,825
	491,511	476,311
Less : Allowance for Doubtful Debts	(259,754)	(261,579)
Total	$231,757	$214,732

NOTE 6. PROPERTY AND EOUIPMENT

The balance of Company property and equipment as of September 30, 2009 and 2008 is summarized as follows:

	September 30, 2009	September 30, 2008
Office Equipment	$21,023	$21,171
Building	373,128	375,749
Production Equipment	216,363	214,359
Vehicles	164,131	165,283
	774,645	776,562

Less: Accumulated depreciation	(326,854)	(239,429)
Property and equipment, net	$447,791	$537,133

The Company incurred depreciation expenses for the years ended September 30, 2009 and 2008 of $88,996 and $85,626, respectively.

NOTE 7.  INTANGIBLE ASSETS - PATENTS

There are five patents that have been acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At September 30, 2009, the net amount of the Patents was $460,688 after considering the accumulated amortization of $416,813. At September 30, 2008, the net amount of the Patents was $552,291 after considering the accumulated amortization of $331,375. The amortization expense was $87,653 & $84,584 and for the years ended September 30, 2009 & 2008 respectively.

Amortization expense for the Company’s intangible assets over the next five years after September 30, 2009 is estimated to be:

Amount
2010	$87, 750
2011	87, 750
2012	87, 750
2013	87, 750
2014	87, 750

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued expenses as of September 30, 2009 and 2008 are as follows:

	September 30, 2009	September 30, 2008

Accounts payable	$226,500	$198,363
Accrued Expenses	19,712	19,712
Total	$246,212	$218,075

NOTE 9.  DUE TO RELATED PARTIES

Due to Related Parties was $989,086 and $961,666 as of September 30, 2009 and 2008, respectively. The loan is interest free, due on demand and unsecured.

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

NOTE 11  STOCK OPTIONS

The stock options summary for the year ended September 30, 2009 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :-

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, September 30, 2008	240	$43.20	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2009	240	$43.20	$-

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options				Exercisable Options
Exercise Price	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$43.20	240	0.44	$43.20	240	$43.20

The Company recognized $1,104 in share-based compensation expense for the year ended September 30, 2009 in accordance with SFAS No. 123R(ASC 505),. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

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

In accordance with the Chinese Company Law, the Company reserved $0 to the Statutory surplus reserve for years ended September 30, 2009 and 2008 on account of net loss in the years ended September 30, 2009 and 2008.

NOTE 13 - ENTITY SPUN OFF

On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution.  Under the plan, each stockholder of the Company received one share of HXT Holdings common stock for every 2.157 shares of common stock held as of the record date of March 31, 2009.

On March 31, 2009, the Company completed the spin-off of HXT Holdings.

As a part of the spin off transaction of HXT Holdings, the net assets of HXT Holdings amounting $132,043 were adjusted to Additional paid in capital.

The components of loss from operations related to the entity spun off for the years ended September 30, 2009 and 2008 are shown below.

	2009	2008
Net sales	$515,178	$682,110

Cost of sales	250,374	154,220

Gross profit	264,804	527,890

Operating expenses
Selling expenses	176,667	756,141
Research & development expenses	296,502	469,527
General and administrative	204,137	1,483,425
Total operating expenses	677,306	2,709,093

Loss from operations	(412,502)	(2,181,203)

Non-operating expenses
Other income(loss)	309,303	37,596
Interest income	92	34,124

Net Loss before income tax	(103,107)	(2,109,484)

Provision for Income tax	-	-

Net loss from entity spun off	$(103,107)	$(2,109,484)

Assets and liabilities for the entity spun off as of September 30, 2009 and 2008 are as follows:

	September 30, 2009	September 30, 2008
Assets
Cash and cash equivalents	$-	$6,873
Account receivable, net	-	143,400
Other receivable	-	30,637
Inventory	-	55,278
Other current assets	-	18,848
Total Current Assets	-	255,036

Property, Plant and Equipment, net	-	195,630
Total Non-Current Assets	-	195,630

Liabilities
Account payable and accrued expenses	-	92,321
Unearned revenue	-	30,415
Other payable	-	357,037
Total Liabilities	-	479,773

Net Liability of the entity spun off	$-	$(29,107)

NOTE 14 INCOME TAXES

The Company through its subsidiary: Chaoyang Liaogang, is governed by the Income Tax Laws of the PRC.  Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of September 30, 2009.

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

The following is a reconciliation of income tax expense:

September 30, 2008	U.S.	PRC	Total
Current	$-	$70,861	$70,861
Deferred	-	-	-
Total	$-	$70,861	$70,861

September 30, 2009	U.S.	PRC	Total
Current	$-	$-	$-
Deferred	-	-	-
Total	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	09-30-2009	09-30-2008

US statutory tax rate	34%	34%
Foreign income not recognized in US	(34%)	(34%)
PRC income tax	25%	25%
Effects of Temporary Differences (Bad debts)	-%	(20%)
Income tax exemption due to loss	(25%)	-%
Effective rate	-%	5%

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.                      CONTROLS AND PROCEDURES.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of September 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2009.

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

ITEM 9B.                      OTHER INFORMATION.

None.
PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of American Wenshen’s Board of Directors and its executive officers.

Name	Age	Position with the Company	Director Since
Yang Kuidong	41	Chairman, Chief Executive Officer	2007
Zhang Liwei	35	Chief Financial Officer, Director	2007
Xiao Zhiquan	44	Vice President - Marketing, Director	2007

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

Nominating, Compensation, and Audit Committee

The Board of Directors does not have an audit committee, a compensation committee  or a nominating committee, due to the small size of the Board.  Decisions regarding nominations to the Board will be made by all currently-serving members of the Board.  The Board also does not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.

Code of Ethics

The Board of Directors has not adopted a Code of Ethics applicable to management personnel, due to the small size of management.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2009.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by American Wenshen and its subsidiaries to Yang Kuidong, its Chief Executive Officer.  There were no other executive officers whose total salary and bonus for the fiscal year ended September 30, 2009 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yang Kuidong	2009	$10,000	0	0	0	0
	2008	$10,000	0	0	0	0
	2007	$10,000	0	0	0	0

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended September 30, 2009 and those options held by him on September 30, 2009.
Option Grants in the Last Fiscal Year
					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Yang Kuidong	0	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended September 30, 2009 and held by him unvested at September 30, 2009.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Yang Kuidong	0	--

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Yang Kuidong	3,670,000(1)	17.9%
Zhang Liwei	1,000,000(2)	4.9%
Xiao Zhiquan	0	--
All officers and directors (3 persons)	4,670,000	22.8%

Warner Technology & Investment Corp. 18 Kimberly Court East Hanover, NJ 07936	1,198,999	5.9%

(1)	Does not include shares owned by Zhang Liwei, his spouse.
(2)	Does not include shares owned by Yang Kuidong, her spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

From time to time Yang Kuidong, our Chief Executive Officer, has loaned money to the Company for working capital.  The balance of the loans at September 30, 2009 was 989,086.  The loans are due on demand and do not bear interest.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kabani & Company, Inc. billed $45,000 to the Company for professional services rendered for the audit of our fiscal 2009 financial statements. Kabani & Company, Inc. billed $55,000  to the Company for professional services rendered for the audit of our fiscal 2008 financial statements.

Audit-Related Fees

Kabani & Company, Inc. billed $0 to the Company during fiscal 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.  Kabani & Company, Inc. billed $0 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.

Tax Fees

Kabani & Company, Inc.  billed $0 to the Company during fiscal 2009 and $0 during fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Kabani & Company, Inc. billed $0 to the Company in fiscal 2009 and $0 in fiscal 2008 for services not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

ITEM 15                      EXHIBITS

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

AMERICAN WENSHEN STEEL GROUP, INC.

By:/s/Yang Kuidong
      Yang Kuidong, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on January 12, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Yang Kuidong
Yang Kuidong, Director
Chief Executive Officer

/s/Zhang Liwei
Zhang Liwei, Director
Chief Financial Officer

/s/Xiao Zhiquan
Xiao Zhiquan, Director