Form 10-Q
period 2009-12-31
American Wenshen Steel Group, Inc.
filed 2010-02-11
CIK 1085104

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____

Commission File No. 0-30058

AMERICAN WENSHEN STEEL GROUP, INC.
(Name of Registrant as Specified in its Charter)

Delaware	04-2621506
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o Warner Technology & Investment Corp., 100 Wall Street, 15 th  Floor, New York, NY 10005
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

February 11, 2010
Common Stock:  20,478,400 shares

ITEM 1. FINANCIAL STATEMENTS

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 31, 2009	September 30, 2009
ASSETS

Current Assets
Cash and cash equivalents	$34,932	$39,480
Accounts receivable, net	26,214	43,476
Other receivable, net	230,313	231,757
Inventory, net of reserve for obsolescence	223,247	222,381
Total Current Assets	514,706	537,094

Property, Plant & Equipment, net	425,886	447,792

Intangible Assets, net	438,776	460,688

Total Assets	$1,379,368	$1,445,574

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expense	$249,562	$246,212
Other payable	85,940	79,487
Tax payable	151,071	152,341
Due to related party	977,063	989,086
Total Current Liabilities	1,463,636	1,467,126

Stockholders' Equity / (Defiicit)
Preferred stock
Class A, authorized shares 1,000,000 $0.001 par value; none outstanding	-	-
Class B, authorized shares 20,000,000, no par value; none outstanding	-	-
Common stock
$0.001 par value, 100,000,000 shares authorized 20,478,400 shares issued and outstanding	20,478	20,478
Additional paid-in capital	9,029,886	9,029,610
Other comprehensive income	890,262	890,252
Accumulated deficit	(10,024,894)	(9,961,892)
Total Stockholders' deficit	(84,268)	(21,552)

Total Liabilities and Stockholders' Deficit	$1,379,368	$1,445,574

The accompanying notes are an integral part of these consolidated financial statements

AMERIAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three months ended
	December 31,
	2009	2008

Net sales	$3,511	$73,022

Cost of sales	2,809	82,007

Gross profit (loss)	702	(8,985)

Operating expenses
Selling and marketing	13	6,848
General and administrative	63,687	611,645
Total operating expenses	63,701	618,493

Loss from operations	(62,998)	(627,478)

Non-operating expenses
Other expenses	3	27
Net loss from continuing operations before income tax	(63,002)	(627,505)

Income tax	-	-

Net loss from continuing operations	(63,002)	(627,505)

Loss from the opertaion of the entity spun off	-	(153,381)

Net Loss	(63,002)	(780,886)

Other Comprehensive Income (loss)
Foreign currency translation gain (loss)	10	(9,409)

Net comprehensive loss	$(62,992)	$(790,295)

Net loss per share from continuing operations	$(0.00)	$(0.03)
Net loss per share from entity spun off	$0.00	$(0.01)
Basic & Diluted Loss per share*	$(0.00)	$(0.04)

Basic and dilutive weighted average shares outstanding*	20,478,400	20,477,835

*Basic and diluted shares are the same because there are no anti dilutive effect

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(63,002)	$(780,886)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	44,503	44,221
Bad debt	-	567,735
Reserve for inventory	-	-
Stock option expenses	276	276
Impairment of goodwill	-	-
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	17,268	47,130
Other receivable	1,458	(816)
Inventories	(853)	(34,366)
Other current assets	-	2,771
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	3,337	2,880
Other payable	6,449	(1,342)
Tax payable	(1,279)	(3,059)
Net cash provided by (used in) operating activities from continuing operations	8,157	(155,456)
Net cash provided by operating activities of the entity spun off	-	272,781
Net cash provided by operating activities	8,157	117,324

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(625)	-
Net cash used in investing activities from continuing operations	(625)	-
Net cash provided by (used in) investing activities of the entity spun off	-	(119,400)
Net cash used in investing activities	(625)	(119,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment (to) / Proceed (from) return loans from related parties	(12,083)	19,470
Net cash provided by financing activities from continuing operations	(12,083)	19,470

Effect of exchange rate on cash & cash equivalent	3	(460)

Net increase/(decrease) in cash & cash equivalents	(4,548)	16,934

Cash & cash equivalents - beginning of year	39,480	105,719

Cash & cash equivalents - end of year	$34,932	$122,653

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

Subsequent to the American Wenshen Merger, the organization chart is as follows:

American Wenshen Steel Group, Inc.
(formally known as China Software technology Group Co. Ltd.)
100%
American Wenshen Steel Group, Inc.
(a Delaware Corporation)
100%
Liaoning Wenshen Steel Mold Co. Ltd.
(a PRC wholly owned foreign entity)
100%
Chaoyang Liaogang Special Steel Co., Ltd.
(Operating Co. in China)

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2009, the Company had incurred cumulative losses of $10,024,894 including net losses from continuing operations of $63,002 for the three months ended December 31, 2009.

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

Management has taken the following steps to revise its operating and financial requirements, (i) The Company plans to raise additional capital by selling more shares to current shareholders and potential investors with a discount price (ii) The Company also plans to borrow money from current shareholders and potential investors with and attractive interest rate (iii) The Company plans to reduce overhead and expenses by reducing unnecessary marketing and advertisement expenses, improving efficiency on distribution channel, freezing salary increase and laying off administrative staffs.

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

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2009. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries American Wenshen, Liaoning Wenshen and Chaoyang Liaogang Steel Co. All significant inter-company accounts and transactions have been eliminated.

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2009 and September 30, 2009, the cumulative translation adjustment of $890, 262 and $890,252, respectively, was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the three months ended December 31, 2009 and 2008, accumulated other comprehensive income (loss) was $10 and $(9,409), respectively.

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

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts of Accounts and other receivable amounted to $354,821 and $354,801 as of December 31, 2009 and September 30, 2009, respectively.

On September 30, 2009, the company evaluated the adequacy of reserve for advance to suppliers, and the allowance for doubtful debts of advance to suppliers amounted to 892,329.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management compares the cost of inventories with market value and an allowance is provided for the difference between recorded and market values. At December 31, 2009 and September 30, 2009, management accounted an obsolescence reserve on inventories of $0 and 985,556, respectively.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (ASC 260), Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Revenue Recognition

In accordance with SAB 104(ASC 605), revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

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

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and did not have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also expands the disclosures required for multiple-element revenue arrangements. The Company does not believe that this will have a material effect on its consolidated financial statements.

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

NOTE 4. INVENTORY

Inventories as of December 31, 2009 and September 30, 2009 consist of the following:

	December 31, 2009	September 30, 2009
Raw Material	$215,600	$514,057
Finished Goods	7,674	349,260
Work in progress	-	344,620
	223,247	1,207,938
Less: Reserve for obsolescence	-	(985,556)
Total	$223,247	$222,381

NOTE 5.OTHER RECEIVABLE

Other Receivables as of December 31, 2009 and September 30, 2009 are as summarized below:

	December 31,2009	September 30, 2009
Loans receivable (interest free, unsecured and due on demand)	$239,864	$254,088
Deposits	16,834	16,833
Others	233,385	220,590
	490,083	491,511
Less : Allowance for Doubtful Debts	(259,770)	(259,754)
Total	$230,313	$231,757

 NOTE 6. PROPERTY AND EOUIPMENT

The balance of Company property and equipment as of December 31, 2009 and September 30, 2009  is summarized as follows:

	December 31, 2009	September 30, 2009

Office Equipment	$21,025	$21,023
Building	373,150	373,128
Production Equipment	217,001	216,363
Vehicles	164,140	164,131

	775,316	774,645

Less: Accumulated depreciation	(349,430)	(326,854)

Property and equipment, net	$425,886	$447,791

The Company incurred depreciation expenses for the three months ended December 31, 2009 and 2008 of $22,561 and $22,291, respectively.

NOTE 7.  INTANGIBLE ASSETS - PATENTS

There are five patents that have been acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At December 31, 2009, the net amount of the Patents was $438,776 after considering the accumulated amortization of $438,776. At September 30, 2009, the net amount of the Patents was $460,688 after considering the accumulated amortization of $416,813. The amortization expense was $21,943 & $21,930 and for the three months ended December 31, 2009 and 2008 respectively.

Amortization expense for the Company’s intangible assets over the next five years after December 31, 2009 is estimated to be:

Amount
2010	$87, 755
2011	87, 755
2012	87, 755
2013	87, 755
2014	87, 755

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued expenses as of December 31, 2009 and September 30, 2009 are as follows:

	December 31, 2009	September 30, 2009

Accounts payable	$229,850	$226,500
Accrued Expenses	19,712	19,712
Total	$249,562	$246,212

NOTE 9.  DUE TO RELATED PARTIES

Due to Related Parties was $977,063 and $989,086 as of December 31, 2009 and September 30, 2009, respectively. The loan is interest free, due on demand and unsecured.

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

On October 12, 2007 the Company announced a 1:45 reverse split of its outstanding common stocks. All actions were approved by the Board of Directors and the majority shareholders of the Company during Special Meeting of Shareholders held on October 9, 2007.

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

NOTE 11. STOCK OPTIONS

The stock options summary for the three months ended December 31, 2009 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, September 30, 2009	240	$43.20	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2009	240	$43.20	$-

Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding Options				Exercisable Options
Exercise Price	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$43.20	240	0.44	$43.20	240	$43.20

The Company recognized $276 in share-based compensation expense for the three months ended December 31, 2009 in accordance with SFAS No. 123R(ASC 505),. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

NOTE 12. STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company reserved $0 to the Statutory surplus reserve for the three months ended December 31, 2009 and 2008 on account of net loss in the three months ended December 31, 2009 and 2008.

NOTE 13.  ENTITY SPUN OFF

On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution.  Under the plan, each stockholder of the Company received one share of HXT Holdings common stock for every 2.157 shares of common stock held as of the record date of March 31, 2009.

On March 31, 2009, the Company completed the spin-off of HXT Holdings.

As a part of the spin off transaction of HXT Holdings, the net assets of HXT Holdings amounting $132,043 were adjusted to Additional paid in capital.

The components of loss from operations related to the entity spun off for the three months ended December 31, 2009 and 2008 are shown below.

	2009	2008
Net sales	$-	$154,232

Cost of sales	-	275

Gross profit	-	153,957

Operating expenses
Selling expenses	-	77,253
Research & development expenses	-	115,862
General and administrative	-	114,689
Total operating expenses	-	307,804

Loss from operations	-	(153,847)

Non-operating expenses
Other income(loss)	-	323
Interest income	-	144

Net Loss before income tax	-	(153,381)

Provision for Income tax	-	-

Net loss from entity spun off	$-	$(153,381)

NOTE 14. INCOME TAXES

The Company through its subsidiary: Chaoyang Liaogang, is governed by the Income Tax Laws of the PRC.  Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of December 31, 2009.

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

The following is a reconciliation of income tax expense:

September 30, 2009	U.S.	PRC	Total
Current	$-	$-	$-
Deferred	-	-	-
Total	$-	$-	$-

December 31, 2009	U.S.	PRC	Total
Current	$-	$-	$-
Deferred	-	-	-
Total	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	12-31-2009	09-30-2009

US statutory tax rate	34%	34%
Foreign income not recognized in US	(34%)	(34%)
PRC income tax	25%	25%
Effects of Temporary Differences (Bad debts)	-%	-%
Income tax exemption due to loss	(25%)	(25%)
Effective rate	-%	-%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Report contains certain forward-looking statements regarding American Wenshen Steel Group, Inc. , its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in Section 1A : “Risk Factors” in the Company’s Annual Report on Form 10-Q for the year ended September 30, 2009.

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

 Entity Spun Off

American Wenshen Steel Group currently owns only one operating subsidiary:   Chaoyang Liaogang, which carries on its specialty steel operations.  Until March 31, 2009, the Company also owned HXT Holdings, Inc.  However, on May 10, 2007, the Company approved a plan to spin-off HXT Holdings, Inc. to the shareholders as a tax-free distribution. The spin-off became effective in March 2009 and all shares were distributed to the shareholders on March 31, 2009.  As part of this plan, the advances the Company made to HXT Holdings were offset against the amounts due to the Company; and the net amount was converted to additional paid-in-capital of the Company.  For that reason, on the Statements of Operations and Statements of Cash Flows for the period ended December 31, 2008, HXT Holdings and its subsidiaries have been categorized as an “entity spun off.” The remainder of the financial statements reflects the assets and liabilities and results of operations of Chaoyang Liaogang.

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

Our growth was reversed during the year ended September 30, 2009.  As a result of the global recession, construction activities in China have diminished, and so demand for our products waned.  In addition we have negative working capital, which prevents us from financing large orders for our products.  As a result, during the year ended September 30, 2009 we realized only $264,924 in revenue, an 88% reduction from the prior fiscal year.  This situation continued in the quarter ended December 31, 2009, when our net sales totaled only $3,511, compared to $73,022 in the quarter ended December 31, 2008.  At present we cannot predict when our revenues will begin to grow again.

 Since our sales for the past quarter were insignificant, our gross profit was negligible.  The gross profit surpassed the first quarter of the prior fiscal year, however, when we lost money on our sales.  Our negative gross margin in the earlier period was primarily attributable to (a) our low sales volume, which leads to inefficiencies in the allocation of overhead expenses, and (b) the fact that we are using scrap steel for our primary raw material.  In recent years the international market price for scrap steel has increased several-fold, making the reworking of scrap steel less substantially less profitable than it was at the beginning of the current decade.

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

Due to the reduction in our operations, our general and administrative expenses for the  quarter ended December 31, 2009 were only $63,687, compared to $611,645 in the first quarter of fiscal year 2009.  In the future, if we are properly funded, we expect that our overall efficiencies will enable us to increase our sales volume at a rate that will be substantially greater than the accompanying increase in our general and administrative expenses.  Sales and marketing expense, however, will increase as we expand our marketing program   In addition, as noted below, we intend to raise money for capital investment:  purchase of additional smelting equipment and development of an iron mining facility.  To the extent that we obtain those funds as loans, our general and administrative expenses will be increased by (a) interest expense and (b) depreciation expense.

The Company’s net loss from continuing operations for the first quarter of fiscal year 2010  was $63,002.  In the first quarter of fiscal year 2009 we lost $627,505 in our continuing operations.  The operations of HXT Holdings, Inc., which are accounted for as an “entity spun off,” realized a net loss of $153,381 during the first quarter of the 2009 fiscal year.  Our company, therefore, reported a consolidated net loss of $780,886 for the quarter ended December 31, 2008.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income/loss and net comprehensive gain/loss.  The net income/loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first quarter of the2010 fiscal year the unrealized loss on foreign currency translations increased our accumulated other comprehensive income by $10.  In the first quarter of the prior fiscal year, when the exchange rate was more volatile, our accumulated other comprehensive income was reduced by $9,409.

Liquidity and Capital Resources

The development and operations of Chaoyang Liaogang have been funded to date primarily by capital contributions and loans from its shareholders, primarily Yang Kuidong.  As a result, at December 31, 2010 Chaoyang Liaogang had $977,063 in debt, most of which was owed to Mr. Yang.  Until we obtain a source of outside financing, we remain dependent on Mr. Yang as our primary source of working capital.

At December 31, 2009 the Company had a working capital deficit of $948,930, representing a $18,897 decrease of working capital since our last fiscal year ended on September 30, 2009. Since our current obligation to our Chairman exceeds our working capital deficit, the deficit does not imperil our existence.  The deficit does, however, prevent us from aggressively marketing our products, resulting in our recent low level of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

               Evaluation of Disclosure Controls and Procedures .

              Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by American Wenshen Steel Group, Inc. in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information American Wenshen Steel Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that American Wenshen Steel Group’s system of disclosure controls and procedures was effective as of December 31, 2009 for the purposes described in this paragraph.

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

ITEM 1A.                      RISK FACTORS

During the period addressed in this Report, there were no material changes in the risk factors set forth in Item 1A:  “Risk Factors” in the Annual Report on Form 10-K for the year ended September 30, 2009.

ITEM 2.	CHANGES IN SECURIT IES AND REGISTRANT PURCHASE OF EQUITY SECURITIES

                (c) Unregistered sales of equity securities

               None.

                (e) Purchases of equity securities

               The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st  quarter of fiscal 2010.

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

AMERICAN WEHNSHEN STEEL GROUP, INC.

Date: February 11, 2010	By: /s/ Yang Kuidong
Yang Kuidong, Chief Executive Officer

By: /s/ Zhang Liwei
Zhang Liwei, Chief Financial Officer