Form 10-Q
period 2010-05-24
American Wenshen Steel Group, Inc.
filed 2010-05-24
CIK 1085104

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____

Commission File No. 0-30058

AMERICAN WENSHEN STEEL GROUP, INC.
(Name of Registrant as Specified in its Charter)

Delaware	04-2621506
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o Chan & Zhang, LLP, 18725 E. Gale Avenue, Suite 250, City of Industry, CA 91748
 (Address of Principal Executive Offices)

Issuer's Telephone Number: (626) 581-2266

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

May 24, 2010
Common Stock:  20,478,400 shares

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Item 1. Financial Statements :

Consolidated Balance Sheets (Unaudited) as of March 31, 2010 and September 30, 2009	3

Consolidated Statements of Operations (Unaudited) for the three and six months ended March 31, 2010 and 2009	4

Consolidated Statements of Cash Flows ( Unaudited) for the six months ended March 31, 2010 and 2009	5

Notes to the Unaudited Consolidated Financial Statements	6-19

AMERICAN WENSHEN STEEL GROUP, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	As of
	March 31, 2010	September 30, 2009
ASSETS

Current Assets
Cash and cash equivalents	$33,876	$39,480
Accounts receivable, net	103,838	43,476
Other receivable, net	232,691	231,757
Inventory, net of reserve for obsolescence	1,774,561	222,381
Total Current Assets	2,144,966	537,094

Property, Plant & Equipment, net	405,419	447,792

Intangible Assets, net	416,904	460,688

Total Assets	$2,967,289	$1,445,574

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )
Current Liabilities
Accounts payable and accrued expense	$601,715	$246,212
Other payable	85,955	79,487
Tax payable	150,601	152,341
Due to related party	2,250,540	989,086
Total Current Liabilities	3,088,811	1,467,126

Stockholders' Equity / (Defiicit)
Common stock
$0.001 par value, 100,000,000 shares authorized 20,478,400 shares issued and outstanding	20,478	20,478
Additional paid-in capital	9,030,162	9,029,610
Other comprehensive income	890,252	890,252
Accumulated deficit	(10,062,414)	(9,961,892)
Total Stockholders' equity (deficit)	(121,522)	(21,552)

Total Liabilities and Stockholders' Equity (Deficit)	$2,967,289	$1,445,574

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended		For the six months ended
	March 31,		March 31,
	2010	2009	2010	2009

Net sales	$71,094	$28,352	$74,605	$101,374

Cost of sales	58,367	36,888	61,176	118,895

Gross profit (loss)	12,727	(8,536)	13,429	(17,521)

Operating expenses
Selling and marketing	0	5,298	13	12,145
General and administrative	50,230	55,782	113,917	667,427
Total operating expenses	50,230	61,080	113,930	679,572

Income (Loss) from operations	(37,503)	(69,616)	(100,501)	(697,093)

Non-operating expenses
Other expenses	18	4	21	31
Net Income (loss) from continuing operations before income tax	(37,521)	(69,620)	(100,522)	(697,124)

Income tax	-	-	-	-

Net Income (loss) from continuing operations	(37,521)	(69,620)	(100,522)	(697,124)

Income (Loss) from the operation of the entity spun off	-	50,274	-	(103,107)

Net Income (Loss)	(37,521)	(19,346)	(100,522)	(800,231)

Other Comprehensive Income (loss)
Foreign currency translation gain (loss)	(10)	(3,718)	-	(13,127)

Net comprehensive Income (loss)	$(37,531)	$(23,064)	$(100,522)	$(813,358)

Net Income (Loss) per share from continuing operations	$(0.002)	$(0.003)	$(0.00)	$(0.03)
Net Income (Loss) per share from entity spun off	$0.000	$0.002	$0.00	$(0.01)
Basic & Diluted Earning per share*	$(0.002)	$(0.001)	$(0.00)	$(0.04)

Basic and diluted weighted average shares outstanding*	20,478,400	20,477,835	20,478,400	20,477,835

*Basic and diluted shares are the same because there are no anti dilutive effects

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(100,522)	$(800,231)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	86,981	88,313
Bad debt	-	586,358
Stock option expenses	552	552
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	(60,353)	99,333
Other receivable	1,458	196
Inventories	(1,552,147)	(117,115)
Other current assets	-	2,767
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	355,458	29,912
Other payable	6,449	(1,340)
Tax payable	(1,773)	(14,665)
Net cash used in operating activities from continuing operations	(1,263,897)	(125,920)
Net cash provided by operating activities of the entity spun off	-	137,665
Net cash provided by (used in) operating activities	(1,263,897)	11,744

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(625)	-
Net cash used in investing activities from continuing operations	(625)	-
Net cash provided by (used in) investing activities of the entity spun off	-	(34,558)
Net cash used in investing activities	(625)	(34,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties, net	1,258,909	(50,208)
Net cash provided by financing activities from continuing operations	1,258,909	(50,208)

Effect of exchange rate on cash & cash equivalent	9	(907)

Net increase/(decrease) in cash & cash equivalents	(5,604)	(73,929)

Cash & cash equivalents - beginning of year	39,480	105,719

Cash & cash equivalents - end of year	$33,876	$31,790

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND ITS SUBSIDIARIES
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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2010, the Company had incurred cumulative losses of $10,062,414 including loss from continuing operations of $100,522 for the six months ended March 31, 2010.

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

Management has taken the following steps to revise its operating and financial requirements, (i) The Company plans to raise additional capital by selling more shares to current shareholders and potential investors with a discount price (ii) The Company also plans to borrow money from current shareholders and potential investors with an attractive interest rate (iii) The Company plans to reduce overhead and expenses by reducing unnecessary marketing and advertisement expenses, improving efficiency on distribution channel, freezing salary increase and laying off administrative staffs.

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

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with ASC 810, previously Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2010 and September 30, 2009, the cumulative translation adjustment of $890,252 and $890,252, respectively, was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the six months ended March 31, 2010 and 2009, accumulated other comprehensive loss was $0 and $13,127, respectively.

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

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts of Accounts and other receivable amounted to $103,838 and $43,476 as of March 31, 2010 and September 30, 2009, respectively.

On September 30, 2009, the company evaluated the adequacy of reserve for advance to suppliers, and the allowance for doubtful debts of advance to suppliers amounted to 892,329.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management compares the cost of inventories with market value and an allowance is provided for the difference between recorded and market values. Management accounted an obsolescence reserve on inventories of 985,556 as of March 31, 2010 and September 30, 2009.

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

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (ASC 360), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC 360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

Income Taxes

The Company utilizes SFAS No. 109 (ASC 740), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95 (ASC 230), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

NOTE 4. INVENTORY

Inventories as of March 31, 2010 and September 30, 2009 consist of the following:

	March 31, 2010	September 30, 2009
Raw Material	$215,635	$514,057
Finished Goods	2,517,482	349,260
Work in progress	-	344,620
	2,733,117	1,207,938
Less: Reserve for obsolescence	(985,556)	(985,556)
Total	$1,774,561	$222,381

NOTE 5.OTHER RECEIVABLE

Other Receivables as of March 31, 2010 and September 30, 2009 are as summarized below:

	March 31,2010	September 30, 2009
Loans receivable (interest free, unsecured and due on demand)	$239,903	$254,088
Deposits	18,838	16,833
Others	226,379	220,590
	497,360	491,511
Less : Allowance for Doubtful Debts	(264,669)	(259,754)
Total	$232,691	$231,757

 NOTE 6. PROPERTY AND EOUIPMENT

The balance of Company property and equipment as of March 31, 2010 and September 30, 2009  is summarized as follows:

	March 31, 2010	September 30, 2009

Office Equipment	$21,028	$21,023
Building	373,210	373,128
Production Equipment	217,036	216,363
Vehicles	164,166	164,131

	775,440	774,645

Less: Accumulated depreciation	(370,021)	(326,853)

Property and equipment, net	$405,419	$447,792

The Company incurred depreciation expenses for the six months ended March 31, 2010 and 2009 of $43,096 and $44,517, respectively.

NOTE 7.  INTANGIBLE ASSETS - PATENTS

There are five patents that have been acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At March 31, 2010, the net amount of the Patents was $416,904 after considering the accumulated amortization of $460,789. At September 30, 2009, the net amount of the Patents was $460,688 after considering the accumulated amortization of $416,813. The amortization expense was $43,885 & $43,796 and for the six months ended March 31, 2010 and 2009 respectively.

Amortization expense for the Company’s intangible assets over the next five years after March 31, 2010 is estimated to be:

Amount
2010	$87, 769
2011	87, 769
2012	87, 769
2013	87, 769
2014	87, 769

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued expenses as of March 31, 2010 and September 30, 2009 are as follows:

	March 31, 2010	September 30, 2009

Accounts payable	$582,003	$226,500
Accrued Expenses	19,712	19,712
Total	$601,715	$246,212

NOTE 9.  DUE TO RELATED PARTIES

Due to Related Parties was $2,250,540 and $989,086 as of March 31, 2010 and September 30, 2009, respectively. The loan is interest free, due on demand and unsecured.

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

NOTE 11. STOCK OPTIONS

The stock options summary for the six months ended March 31, 2010 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :-

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, September 30, 2009	240	$43.20	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2010	240	$43.20	$-

Following is a summary of the status of options outstanding at March 31, 2010:

Outstanding Options				Exercisable Options
Exercise Price	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$43.20	240	0	$43.20	240	$43.20

The Company recognized $552 in share-based compensation expense for the six months ended March 31, 2010 in accordance with SFAS No. 123R(ASC 505),. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

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

In accordance with the Chinese Company Law, the Company reserved $0 to the Statutory surplus reserve for the six months ended March 31, 2010 and 2009 on account of net loss in the six months ended March 31, 2010 and 2009.

NOTE 13.  ENTITY SPUN OFF

On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution.  Under the plan, each stockholder of the Company received one share of HXT Holdings common stock for every 2.157 shares of common stock held as of the record date of March 31, 2009.

On March 31, 2009, the Company completed the spin-off of HXT Holdings.

As a part of the spin off transaction of HXT Holdings, the net assets of HXT Holdings amounting $132,043 were adjusted to Additional paid in capital.

The components of loss from operations related to the entity spun off for the six months ended March 31, 2010 and 2009 are shown below.

	2010	2009
Net sales	$-	$515,178

Cost of sales	-	250,374

Gross profit	-	264,804

Operating expenses
Selling expenses	-	176,667
Research & development expenses	-	296,502
General and administrative	-	204,137
Total operating expenses	-	677,306

Loss from operations	-	(412,502)

Non-operating expenses
Other income(loss)	-	309,304
Interest income	-	92

Net Loss before income tax	-	(103,107)

Provision for Income tax	-	-

Net loss from entity spun off	$-	$(103,107)

NOTE 14. INCOME TAXES

The Company through its subsidiary: Chaoyang Liaogang, is governed by the Income Tax Laws of the PRC.  Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of March 31, 2010.

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

The following is a reconciliation of income tax expense:

September 30, 2009	U.S.	PRC	Total
Current	$-	$-	$-
Deferred	-	-	-
Total	$-	$-	$-

March 31, 2010	U.S.	PRC	Total
Current	$-	$-	$-
Deferred	-	-	-
Total	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	03-31-2010	09-30-2009

US statutory tax rate	34%	34%
Foreign income not recognized in US	(34%)	(34%)
PRC income tax	25%	25%
Effects of Temporary Differences (Bad debts)	-%	-%
Income tax exemption due to loss	(25%)	(25%)
Effective rate	-%	-%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Report contains certain forward-looking statements regarding American Wenshen Steel Group, Inc., its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in Section 1A: “Risk Factors” in the Company’s Annual Report on Form 10-Q for the year ended September 30, 2009.

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

 Entity Spun Off

American Wenshen Steel Group currently owns only one operating subsidiary:   Chaoyang Liaogang, which carries on its specialty steel operations.  Until March 31, 2009, the Company also owned HXT Holdings, Inc.  However, on May 10, 2007, the Company approved a plan to spin-off HXT Holdings, Inc. to the shareholders as a tax-free distribution. The spin-off became effective in March 2009 and all shares were distributed to the shareholders on March 31, 2009.  As part of this plan, the advances the Company made to HXT Holdings were offset against the amounts due to the Company; and the net amount was converted to additional paid-in-capital of the Company.  For that reason, on the Statements of Operations and Statements of Cash Flows for the period ended March 31, 2009, HXT Holdings and its subsidiaries have been categorized as an “entity spun off.” The remainder of the financial statements reflects the assets and liabilities and results of operations of Chaoyang Liaogang.

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

Our growth was reversed during the year ended September 30, 2009.  As a result of the global recession, construction activities in China diminished, and so demand for our products waned.  In addition we have negative working capital, which prevents us from financing large orders for our products.  As a result, during the year ended September 30, 2009 we realized only $264,924 in revenue, an 88% reduction from the prior fiscal year.  This situation continued in the quarter ended December 31, 2009, when our net sales totaled only $3,511, compared to $73,022 in the quarter ended December 31, 2008.

In the second quarter of fiscal 2010, our lack of revenue continued.  During the three months ended March 31, 2010, we recorded $71,094 in sales (compared to $28,352 in the three months ended March 31, 2009).  On those sales we realized a gross margin of only 18%, since we were reselling steel acquired from other manufacturers.

During the quarter, however, we received orders from four customers for specialty steel with a sales price of approximately $1.9 million for delivery in the third quarter.  Because our manufacturing operations are being reorganized, we have contracted to procure the steel from another manufacturer, and resell it on a distributor basis.  For that reason, our cost of goods sold on the sales will be high, and we expect to realize only approximately 18% margin on the sales.  However, we are hoping that these new orders serve to “prime the pump” for our operations.  During future quarters we expect to again record significant sales volume.  And, as we have completed the reorganization of our manufacturing operations, the products that we ship will be, for the most part, steel manufactured in our own factory.  The profitability of the sales should increase, therefore.

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

Due to the reduction in our operations, our general and administrative expenses for the three and six month periods ended March 31, 2010 were only $50,230 and $113,917, respectively, compared to $55,782 and $667,427 in the three and six month periods ended March 31, 2009, respectively.  The reductions reflected our efforts to reduce overhead and control costs during the period when our sales were negligible.  In the future, if we are properly funded, we expect that our overall efficiencies will enable us to increase our sales volume at a rate that will be substantially greater than the accompanying increase in our general and administrative expenses.  Sales and marketing expense, however, will increase as we expand our marketing program   In addition, as noted below, we intend to raise money for capital investment:  purchase of additional smelting equipment and development of an iron mining facility.  To the extent that we obtain those funds as loans, our general and administrative expenses will be increased by (a) interest expense and (b) depreciation expense.

The Company recorded a net loss of $37,521 from continuing operations for the second quarter of fiscal year 2010, and a net loss of $100,501 for the first six months of fiscal 2010.  In the first three and six months of fiscal year 2009 we lost $69,620 and $697,124, respectively, in our continuing operations.  The operations of HXT Holdings, Inc., which are accounted for as an “entity spun off,” realized a net income of $50,274 in the three months ended March 31, 2009 and a net loss of $103,107 during the six months ended March 31, 2009.  Our company, therefore, reported consolidated net losses of $19,346 and $800,231 for the three and six month periods ended March 31, 2009.

Liquidity and Capital Resources

The development and operations of Chaoyang Liaogang have been funded to date primarily by capital contributions and loans from its shareholders, primarily Yang Kuidong.  During the second quarter of fiscal 2010, Mr. Yang loaned the company an additional $1,258,909 to purchase the specialty steel that we expect to resell in the third quarter.  As a result, at March 31, 2010 Chaoyang Liaogang had $2,250,540 in debt, most of which was owed to Mr. Yang.  Until we obtain a source of outside financing, we remain dependent on Mr. Yang as our primary source of working capital.

At March 31, 2010 the Company had a working capital deficit of $943,845, slightly worse than the deficit of $930,032 at the end of our last fiscal year on September 30, 2009.   Our current assets include $1,774,561 in inventory, most of which we expect to delivery to the four customers who placed sales orders in the second quarter.  In addition, since our current obligation to our Chairman substantially exceeds our working capital deficit, the deficit does not imperil our existence.  The deficit does, however, prevent us from aggressively marketing our products, resulting in our recent low level of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

               Evaluation of Disclosure Controls and Procedures .

              Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by American Wenshen Steel Group, Inc. in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information American Wenshen Steel Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that American Wenshen Steel Group’s system of disclosure controls and procedures was effective as of March 31, 2010 for the purposes described in this paragraph.

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

                (c) Unregistered sales of equity securities

               None.

                (e) Purchases of equity securities

               The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd  quarter of fiscal 2010.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.                      RESERVED

               None

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

AMERICAN WENSHEN STEEL GROUP, INC.

Date: May 24, 2010	By: /s/ Yang Kuidong
Yang Kuidong, Chief Executive Officer

By: /s/ Zhang Liwei
Zhang Liwei, Chief Financial Officer