Form 10-Q
period 2010-06-30
American Wenshen Steel Group, Inc.
filed 2010-08-16
CIK 1085104

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended June 30, 2010

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
August 16, 2010
Common Stock:  20,478,400 shares

AMERICAN WENSHEN STEEL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements :

Consolidated Balance Sheets (Unaudited) as of June 30, 2010 and September 30, 2009	2

Consolidated Statements of Operations (Unaudited) for the three and nine months ended June 30, 2010 and 2009	3

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended June 30, 2010 and 2009	4

Notes to the Unaudited Consolidated Financial Statements	5-18

AMERICAN WENSHEN STEEL GROUP, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	As of
	June 30, 2010	September 30, 2009
ASSETS

Current Assets
Cash and cash equivalents	$33,985	$39,480
Accounts receivable, net	77,934	43,476
Other receivable, net	219,282	231,757
Inventory, net of reserve for obsolescence	1,781,728	222,381
Total Current Assets	2,112,929	537,094

Property, Plant & Equipment, net	390,779	447,792

Intangible Assets, net	396,557	460,688

Total Assets	$2,900,265	$1,445,574

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expense	$604,065	$246,212
Other payable	88,069	79,487
Tax payable	151,209	152,341
Due to related party	2,264,492	989,086
Total Current Liabilities	3,107,835	1,467,126

Stockholders' Defiicit
Common stock
$0.001 par value, 100,000,000 shares authorized 20,478,400 shares issued and outstanding	20,478	20,478
Additional paid-in capital	9,030,438	9,029,610
Other comprehensive income	889,520	890,252
Accumulated deficit	(10,148,006)	(9,961,892)
Total Stockholders' deficit	(207,570)	(21,552)

Total Liabilities and Stockholders' Deficit	$2,900,265	$1,445,574

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended		For the nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$-	$395,583	$74,614	$496,957

Cost of sales	-	296,005	61,184	414,900

Gross profit (loss)	-	99,578	13,430	82,057

Operating expenses
Selling and marketing	-	3,941	13	16,086
General and administrative	85,594	333,893	199,511	1,001,320
Total operating expenses	85,594	337,834	199,524	1,017,406

Loss from operations	(85,594)	(238,256)	(186,094)	(935,349)

Non-operating expenses
Other expenses	-	18	21	49
Net loss from continuing operations before income tax	(85,594)	(238,274)	(186,114)	(935,398)

Income tax	-	-	-	-

Net loss from continuing operations	(85,594)	(238,274)	(186,114)	(935,398)

Loss from the operation of the entity spun off	-	-	-	(103,107)

Net Loss	(85,594)	(238,274)	(186,114)	(1,038,505)

Other Comprehensive Income (loss)
Foreign currency translation gain (loss)	(732)	379	(732)	(12,748)

Net comprehensive Loss	$(86,326)	$(237,895)	$(186,846)	$(1,051,253)

Net Income (Loss) per share from continuing operations	$(0.004)	$(0.012)	$(0.01)	$(0.05)
Net Income (Loss) per share from entity spun off	$0.000	$0.000	$0.00	$(0.01)
Basic & Diluted Earning per share*	$(0.004)	$(0.012)	$(0.01)	$(0.05)

Basic and diluted weighted average shares outstanding*	20,478,400	20,477,835	20,478,400	20,477,835

*Basic and diluted shares are the same because there are no anti dilutive effects

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN WENSHEN STEEL GROUP, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(186,114)	$(1,038,505)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	125,151	128,362
Bad debt	40,514	888,110
Stock option expenses	829	829
Changes in assets and liabilities:
(Increase) / decrease in assets:
Accounts receivable	(60,361)	(38,638)
Other receivable	1,458	(533)
Inventories	(1,552,340)	(109,570)
Other current assets	-	1,116
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	355,501	121,165
Other payable	8,210	(7,738)
Tax payable	(1,773)	(101,213)
Net cash used in operating activities from continuing operations	(1,268,925)	(156,615)
Net cash provided by operating activities of the entity spun off	-	137,665
Net cash used in operating activities	(1,268,925)	(18,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(625)	-
Net cash used in investing activities from continuing operations	(625)	-
Net cash provided by (used in) investing activities of the entity spun off	-	(34,558)
Net cash used in investing activities	(625)	(34,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties, net	1,263,909	75,292
Net cash provided by financing activities from continuing operations	1,263,909	75,292

Effect of exchange rate on cash & cash equivalent	146	(843)

Net increase/(decrease) in cash & cash equivalents	(5,495)	20,941

Cash & cash equivalents - beginning of the period	39,480	105,719

Cash & cash equivalents - end of the period	$33,985	$126,660

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2010, the Company had incurred cumulative losses of $10,148,006 including loss from continuing operations of $186,114 for the nine months ended June 30, 2010. The Company had no production during the quarter ending June 30, 2010 due to maintenance and testing on its  machinery. No revenue was generated in this quarter. The Company expects the machinery to operate normally before the end of the year and that production will be resumed.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to commence production, raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements: (i) the Company is accelerating the completion of maintenance and testing of its machinery; (ii) the Company plans to raise additional capital by selling more shares to current shareholders and potential investors: (iii) the Company also plans to borrow money from current shareholders and potential investors with an attractive interest rate; and (iv) the Company plans to reduce overhead and expenses by reducing unnecessary marketing and advertisement expenses, improving the efficiency of its distribution channels, freezing salary increases, and laying off administrative staff.

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

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2009. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries American Wenshen, Liaoning Wenshen and Chaoyang Liaogang Steel Co. All significant inter-company accounts and transactions have been eliminated.

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“CNY”). The financial statements of the Company are translated into United States dollars in accordance with ASC 810, previously Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2010 and September 30, 2009, the cumulative translation adjustment of $889,520 and $890,252, respectively, was classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the nine months ended June 30, 2010 and 2009, accumulated other comprehensive loss was $732 and $12,748, respectively.

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

Accounts and other receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts and other receivable amounted to $396,984 and $354,801 as of June 30, 2010 and September 30, 2009, respectively.

On September 30, 2009, the Company evaluated the adequacy of its reserve for advances to suppliers, and the allowance for doubtful recovery of advances to suppliers amounted to $892,329, which equals the total amount of advances to suppliers.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market value. Management compares the cost of inventories with market value and an allowance is provided for the difference between recorded and market values. Management recorded an obsolescence reserve on inventories of $985,556 as of June 30, 2010 and September 30, 2009.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Annual Report on Form 10-K for the year ending September 30, 2009 and all subsequent public filings referenced the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

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

NOTE 4. INVENTORY

Inventories as of June 30, 2010 and September 30, 2009 consist of the following:

	June 30, 2010	September 30, 2009
Raw Material	$216,506	$514,057
Finished Goods	2,550,778	349,260
Work in progress	-	344,620
	2,767,284	1,207,938
Less: Reserve for obsolescence	(985,556)	(985,556)
Total	$1,781,728	$222,381

NOTE 5.OTHER RECEIVABLE

Other Receivables as of June 30, 2010 and September 30, 2009 are as summarized below:

	June 30,2010	September 30, 2009
Loans receivable (interest free, unsecured and due on demand)	$240,872	$254,088
Deposits	16,905	16,833
Others	241,592	220,590
	499,369	491,511
Less : Allowance for Doubtful Debts	(280,087)	(259,754)
Total	$219,282	$231,757

NOTE 6. PROPERTY AND EOUIPMENT

The balance of Company property and equipment as of June 30, 2010 and September 30, 2009  is summarized as follows:

	June 30, 2010	September 30, 2009
Office Equipment	$21,112	$21,023
Building	374,717	373,128
Production Equipment	217,913	216,363
Vehicles	164,830	164,131

	778,572	774,645

Less: Accumulated depreciation	(387,793)	(326,854)

Property and equipment, net	$390,779	$447,791

The Company incurred depreciation expenses for the nine months ended June 30, 2010 and 2009 of $59,316 and $62,636, respectively.

NOTE 7.  INTANGIBLE ASSETS - PATENTS

There are five patents that were acquired from third parties in 2005.  The Patents are being amortized over a 12 year period.  At June 30, 2010, the net amount of the Patents was $396,557 after considering the accumulated amortization of $484,681. At September 30, 2009, the net amount of the Patents was $460,688 after considering the accumulated amortization of $416,813. The amortization expense was $65,836 & $65,726 and for the nine months ended June 30, 2010 and 2009 respectively.

Amortization expense for the Company’s intangible assets over the next five years after June 30, 2010 is estimated to be:

Amount
2010	$88, 124
2011	88, 124
2012	88, 124
2013	88, 124
2014	88, 124

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses as of June 30, 2010 and September 30, 2009 are as follows:

	June 30, 2010	September 30, 2009

Accounts Payable	$584,354	$226,500
Accrued Expenses	19,712	19,712
Total	$604,066	$246,212

NOTE 9.  DUE TO RELATED PARTIES

Due to Related Parties was $2,264,492 and $989,086 as of June 30, 2010 and September 30, 2009, respectively. The loan is interest free, due on demand and unsecured.

NOTE 10. SHAREHOLDERS’ EQUITY

On May 10, 2007, the Company approved a plan to spin-off HXT Holdings to the shareholders as a tax-free distribution. The spin-off became effective in March 2009 and all shares were distributed to the above parties on June 30, 2009.  As part of this plan, the advances the Company made to HXT Holdings were offset against the amounts due to the Company, the net amount was converted to additional paid-in-capital of the Company (Note 13).

NOTE 11. STOCK OPTIONS

The stock options summary for the nine months ended June 30, 2010 is as follows (has been stated to retroactively effect a 45:1 reverse stock split in October 2007) :-

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, September 30, 2009	240	$43.20	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2010	240	$43.20	$-

Following is a summary of the status of options outstanding at June 30, 2010:

Outstanding Options				Exercisable Options
Exercise Price	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$43.20	240	0	$43.20	240	$43.20

The Company recognized $829 in share-based compensation expense for the nine months ended June 30, 2010 in accordance with SFAS No. 123R(ASC 505),. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

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

In accordance with the Chinese Company Law, the Company reserved $0 to the Statutory surplus reserve for the nine months ended June 30, 2010 and 2009 on account of net loss in the nine months ended June 30, 2010 and 2009.

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

On March 31, 2009, the Company completed the spin-off of HXT Holdings.

As a part of the spin off transaction of HXT Holdings, the net assets of HXT Holdings amounting $132,043 were adjusted to Additional paid in capital.

The components of loss from operations related to the entity spun off for the nine months ended June 30, 2010 and 2009 are shown below.

2009
Net sales	$515,178

Cost of sales	250,374

Gross profit	264,804

Operating expenses
Selling expenses	176,667
Research & development expenses	296,502
General and administrative	204,137
Total operating expenses	677,306

Loss from operations	(412,502)

Non-operating expenses
Other income(loss)	309,304
Interest income	92

Net Loss before income tax	(103,107)

Provision for Income tax	-

Net loss from entity spun off	$(103,107)

NOTE 14. INCOME TAXES

The Company through its subsidiary: Chaoyang Liaogang, is governed by the Income Tax Laws of the PRC.  Operations in the United States of America have incurred net accumulated operating losses for income tax purposes.  The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded any deferred assets as of June 30, 2010.

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

The following is a reconciliation of income tax expense:

September 30, 2009	U.S.	PRC	Total
Current	$-	$-	$-
Deferred	-	-	-
Total	$-	$-	$-

June 30, 2010	U.S.	PRC	Total
Current	$-	$-	$-
Deferred	-	-	-
Total	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	03-31-2010	09-30-2009

US statutory tax rate	34%	34%
Foreign income not recognized in US	(34%)	(34%)
PRC income tax	25%	25%
Effects of Temporary Differences (Bad debts)	-%	-%
Income tax exemption due to loss	(25%)	(25%)
Effective rate	-%	-%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 Entity Spun Off

American Wenshen Steel Group currently owns only one operating subsidiary:   Chaoyang Liaogang, which carries on its specialty steel operations.  Until March 31, 2009, the Company also owned HXT Holdings, Inc.  However, on May 10, 2007, the Company approved a plan to spin-off HXT Holdings, Inc. to the shareholders as a tax-free distribution. The spin-off became effective in March 2009 and all shares were distributed to the shareholders on March 31, 2009.  As part of this plan, the advances the Company made to HXT Holdings were offset against the amounts due to the Company; and the net amount was converted to additional paid-in-capital of the Company.  For that reason, on the Statements of Operations and Statements of Cash Flows for the period ended June 30, 2009, HXT Holdings and its subsidiaries have been categorized as an “entity spun off.” The remainder of the financial statements reflects the assets and liabilities and results of operations of Chaoyang Liaogang.

Results of Operations

Chaoyang Liaogang commenced substantial production activity in the fall of 2006.  Through March 31, 2007 its revenues consisted only of sales of small amounts of steel incidental to its development activities.  Most of the $1,162,555 in revenue that Chaoyang Liaogang recorded for the year ended September 30, 2007 were realized from one large sale of special steel and one variety of die steel to one distributor, Shenyang Geshite Special Steel Co., Ltd., which is located nearby in the capital of Liaoning Province. In fiscal 2008, we developed several other customers for our products.   For the year ended September 30, 2008 we realized $2,253,816 in revenue, compared to $ 1,162,555 that we realized in the year ended September 30, 2007.

Our growth was reversed during the year ended September 30, 2009.  As a result of the global recession, construction activities in China diminished, and so demand for our products waned.  In addition we have negative working capital, which prevents us from financing large orders for our products.  As a result, during the year ended September 30, 2009 we realized only $264,924 in revenue, an 88% reduction from the prior fiscal year.  This situation continued in our 2010 fiscal year.  For the nine months ended June 30, 2010, our net sales have totaled only $74,619, compared to $496,957 in the nine months ended June 30, 2009.  On those fiscal 2010 sales we realized a gross margin of only 18%, since we were reselling steel acquired from other manufacturers.  In the third quarter we recorded no sales due to interrupted production as we were testing on our machinery.

During the second quarter, however, we received orders from four customers for specialty steel with a sales price of approximately $1.9 million.  Because our manufacturing operations are being reorganized, we have contracted to procure the steel from another manufacturer, and resell it on a distributor basis.  For that reason, our cost of goods sold on the sales will be high, and we expect to realize only approximately 18% margin on the sales.  However, we are hoping that these new orders serve to “prime the pump” for our operations.  During future quarters we expect to again record significant sales volume.  And, as we have completed the reorganization of our manufacturing operations, the products that we ship will be, for the most part, steel manufactured in our own factory.  The profitability of the sales should increase, therefore.

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

Due to the reduction in our operations, our general and administrative expenses for the three and nine month periods ended June 30, 2010 were only $85,594 and $199,511, respectively, compared to $333,893 and $1,001,320 in the three and nine month periods ended June 30, 2009, respectively.  The reductions reflected our efforts to reduce overhead and control costs during the period when our sales were negligible.  In the future, if we are properly funded, we expect that our overall efficiencies will enable us to increase our sales volume at a rate that will be substantially greater than the accompanying increase in our general and administrative expenses.  Sales and marketing expense, however, will increase as we expand our marketing program   In addition, as noted below, we intend to raise money for capital investment:  purchase of additional smelting equipment and development of an iron mining facility.  To the extent that we obtain those funds as loans, our general and administrative expenses will be increased by (a) interest expense and (b) depreciation expense.

The Company recorded a net loss of $85,594 from continuing operations for the third quarter of fiscal year 2010, and a net loss of $186,114 for the first nine months of fiscal 2010.  In the first three and nine months of fiscal year 2009 we lost $238,274 and $935,398, respectively, in our continuing operations.  The operations of HXT Holdings, Inc., which are accounted for as an “entity spun off,” realized a net loss of $103,107 during the six months ended March 31, 2009, at which time the company was spun-off to our shareholders.  Our company, therefore, reported a consolidated net loss $1,038,505 for the month period ended June 30, 2009.

Liquidity and Capital Resources

The development and operations of Chaoyang Liaogang have been funded to date primarily by capital contributions and loans from its shareholders, primarily Yang Kuidong.  During the second quarter of fiscal 2010, Mr. Yang loaned the company an additional $1,258,909 to purchase the specialty steel that we expect to resell.  As a result, at June 30, 2010 Chaoyang Liaogang had $2,264,492 in debt, most of which was owed to Mr. Yang.  Until we obtain a source of outside financing, we remain dependent on Mr. Yang as our primary source of working capital.

At June 30, 2010 the Company had a working capital deficit of $994,906, slightly worse than the deficit of $930,032 at the end of our last fiscal year on September 30, 2009.   Our current assets include $1,781,728 in inventory, most of which we expect to delivery to the four customers who placed sales orders in the second quarter.  In addition, since our current obligation to our Chairman substantially exceeds our working capital deficit, the deficit does not imperil our existence.  The deficit does, however, prevent us from aggressively marketing our products, resulting in our recent low level of operations.

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

ITEM 4.      CONTROLS AND PROCEDURES

               Evaluation of Disclosure Controls and Procedures .

              Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by American Wenshen Steel Group, Inc. in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information American Wenshen Steel Group is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that American Wenshen Steel Group’s system of disclosure controls and procedures was effective as of June 30, 2010 for the purposes described in this paragraph.

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

                (c) Unregistered sales of equity securities

               None.

                (e) Purchases of equity securities

               The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2010.

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

AMERICAN WENSHEN STEEL GROUP, INC.

Date: August 16, 2010	By: /s/ Yang Kuidong
Yang Kuidong, Chief Executive Officer

By: /s/ Zhang Liwei
Zhang Liwei, Chief Financial Officer